Form 10-Q
period 2018-08-31
ORACLE CORP
filed 2018-09-19
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of September 13, 2018 was: 3,787,960,000.

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
•

our expectation that we and our customers will renew our cloud software-as-a-service (SaaS) and cloud platform-as-a-service (PaaS) and infrastructure-as-a-service (IaaS) contracts and hardware contracts when they are eligible for renewal, and our expectation that substantially all of our customers renew their license support contracts annually;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and license business;
•

our expectation that we will continue to make significant investments in research and development and related product opportunities, and our belief that research and development efforts are essential to maintaining our competitive position;

•	our expectation that our international operations will continue to provide a significant portion of our total revenues and expenses;
•	our expectation that we will continue paying cash dividends;
•	the sufficiency of our sources of funding for working capital, capital expenditures, contractual obligations, acquisitions, dividends, stock repurchases, debt repayments and other matters;
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

•	the possibility that certain legal proceedings to which we are a party could have a material impact on our future cash flows and results of operations;

•	our expectations regarding the timing and amount of expenses relating to the Fiscal 2019 Oracle Restructuring Plan and the improved efficiencies in our operations that such plan will create;
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

•	our ability to predict quarterly hardware revenues;
•	the percentage of remaining performance obligations that we expect to recognize as revenues over the next 12 months;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2018 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2019, which runs from June 1, 2018 to May 31, 2019.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2018 and May 31, 2018

(Unaudited)

(in millions, except per share data)	August 31, 2018	May 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$18,455	$21,620
Marketable securities	41,639	45,641
Trade receivables, net of allowances for doubtful accounts of $348 and $370 as of August 31, 2018 and May 31, 2018, respectively	3,729	5,136
Prepaid expenses and other current assets	3,186	3,762
Total current assets	67,009	76,159
Non-current assets:
Property, plant and equipment, net	5,918	5,897
Intangible assets, net	6,295	6,670
Goodwill, net	43,702	43,755
Deferred tax assets	1,433	1,395
Other non-current assets	4,001	3,975
Total non-current assets	61,349	61,692
Total assets	$128,358	$137,851
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$3,743	$4,491
Accounts payable	527	529
Accrued compensation and related benefits	1,421	1,806
Deferred revenues	10,349	8,341
Other current liabilities	3,522	3,957
Total current liabilities	19,562	19,124
Non-current liabilities:
Notes payable and other borrowings, non-current	54,386	56,128
Income taxes payable	13,513	13,429
Other non-current liabilities	2,333	2,297
Total non-current liabilities	70,232	71,854
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,811 shares and 3,997 shares as of August 31, 2018 and May 31, 2018, respectively	27,811	28,950
Retained earnings	12,022	19,111
Accumulated other comprehensive loss	(1,766)	(1,689)
Total Oracle Corporation stockholders’ equity	38,067	46,372
Noncontrolling interests	497	501
Total equity	38,564	46,873
Total liabilities and equity	$128,358	$137,851

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2018 and 2017

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2018	2017
Revenues:
Cloud services and license support	$6,609	$6,407
Cloud license and on-premise license	867	894
Hardware	904	943
Services	813	860
Total revenues	9,193	9,104
Operating expenses:
Cloud services and license support(1)	913	857
Hardware(1)	326	372
Services(1)	714	699
Sales and marketing(1)	2,039	1,989
Research and development	1,564	1,572
General and administrative	321	319
Amortization of intangible assets	434	411
Acquisition related and other	14	12
Restructuring	90	124
Total operating expenses	6,415	6,355
Operating income	2,778	2,749
Interest expense	(529)	(469)
Non-operating income, net	291	220
Income before provision for income taxes	2,540	2,500
Provision for income taxes	275	356
Net income	$2,265	$2,144
Earnings per share:
Basic	$0.58	$0.52
Diluted	$0.57	$0.50
Weighted average common shares outstanding:
Basic	3,904	4,156
Diluted	3,999	4,284
Dividends declared per common share	$0.19	$0.19

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2018 and 2017

(Unaudited)

	Three Months Ended August 31,
(in millions)	2018	2017
Net income	$2,265	$2,144
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(61)	50
Net unrealized gains on defined benefit plans	6	7
Net unrealized gains on marketable securities	4	64
Net unrealized losses on cash flow hedges	(26)	(22)
Total other comprehensive (loss) income, net	(77)	99
Comprehensive income	$2,188	$2,243

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2018 and 2017

(Unaudited)

	Three Months Ended August 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$2,265	$2,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	286	285
Amortization of intangible assets	434	411
Deferred income taxes	(112)	141
Stock-based compensation	436	403
Other, net	52	48
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,390	1,804
Decrease in prepaid expenses and other assets	309	246
Decrease in accounts payable and other liabilities	(561)	(770)
Increase in income taxes payable	10	32
Increase in deferred revenues	2,213	1,822
Net cash provided by operating activities	6,722	6,566
Cash flows from investing activities:
Purchases of marketable securities and other investments	(739)	(7,671)
Proceeds from maturities and sales of marketable securities and other investments	4,704	6,326
Acquisitions, net of cash acquired	(50)	—
Capital expenditures	(383)	(473)
Net cash provided by (used for) investing activities	3,532	(1,818)
Cash flows from financing activities:
Payments for repurchases of common stock	(9,967)	(502)
Proceeds from issuances of common stock	291	1,014
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(379)	(331)
Payments of dividends to stockholders	(742)	(788)
Repayments of borrowings	(2,500)	(4,800)
Distributions to noncontrolling interests	(36)	(34)
Net cash used for financing activities	(13,333)	(5,441)
Effect of exchange rate changes on cash and cash equivalents	(86)	230
Net decrease in cash and cash equivalents	(3,165)	(463)
Cash and cash equivalents at beginning of period	21,620	21,784
Cash and cash equivalents at end of period	$18,455	$21,321
Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$8	$—
Change in unsettled repurchases of common stock	$33	$(2)
Change in unsettled investment purchases	$—	$(138)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2019.

During the first quarter of fiscal 2019, we adopted the following Accounting Standards Updates:

•

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 and subsequent amendments to the initial guidance: ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14 (collectively, Topic 606), utilizing the full retrospective method of transition whereby the results and related disclosures for the comparative fiscal 2018 period presented in this Form 10-Q were recast to be presented as if Topic 606 had been in effect during such fiscal 2018 period. Refer to the Revenue Recognition and Deferred Sales Commission sections below for accounting policy updates upon our adoption of Topic 606.

•

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. We early adopted this new standard on June 1, 2018 using the modified retrospective method, which requires us to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to accumulated other comprehensive loss and retained earnings. The adoption of ASU 2017-12 did not have a material impact on our condensed consolidated financial statements. As a result of the adoption of ASU 2017-12, we have elected to modify certain of our hedge documentation to exclude the fair value of certain components of the related hedging instrument in our assessment of hedge effectiveness. Refer to Note 7 for additional explanations of the impact of adoption.

•

ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs related to postretirement benefit plans. We adopted ASU 2017-07 on a full retrospective basis, which resulted in the retrospective reclassification of $13 million of non-service net periodic pension cost for the three months ended August 31, 2017 from line items within operating expenses into non-operating income, net.

•

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 on a modified retrospective basis through a cumulative-effect adjustment that resulted in a $110 million decrease in prepaid assets with the corresponding offset to retained earnings.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

•

ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Upon adoption of ASU 2016-01, we have elected to measure the investments we hold in certain non-marketable equity securities in which we do not have a controlling interest or significant influence that have no readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. We adopted the guidance prospectively effective June 1, 2018, and there was no impact to our condensed consolidated financial statements.

The impacts of adopting Topic 606 and ASU 2017-07 for select historical condensed consolidated statement of operations line items were as follows:

	Three Months Ended August 31, 2017
(in millions, except per share data)	As Previously Reported	Adjustments	As Adjusted
Total revenues	$9,187	$(83)	$9,104
Total operating expenses	$6,366	$(11)	$6,355
Non-operating income, net	$233	$(13)	$220
Provision for income taxes	$375	$(19)	$356
Net income	$2,210	$(66)	$2,144
Basic earnings per share	$0.53	$(0.01)	$0.52
Diluted earnings per share	$0.52	$(0.02)	$0.50

The impact of adopting Topic 606 for select historical condensed consolidated balance sheet line items was as follows:

	As of May 31, 2018
(in millions, except per share data)	As Previously Reported	Adjustments	As Adjusted
Trade receivables, net of allowances for doubtful accounts	$5,279	$(143)	$5,136
Prepaid expenses and other current assets	$3,424	$338	$3,762
Deferred tax assets	$1,491	$(96)	$1,395
Other non-current assets	$3,487	$488	$3,975
Deferred revenues	$8,429	$(88)	$8,341
Income taxes payable, non-current	$13,422	$7	$13,429
Other non-current liabilities	$2,295	$2	$2,297
Total equity	$46,224	$649	$46,873

There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements. Except for the updates to our revenue recognition and deferred sales commission policies noted below, there have been no changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 that have had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended August 31, 2018.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

Impacts of the U.S. Tax Cuts and Jobs Act of 2017

The comparability of our operating results in the first quarter of fiscal 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was effective for us starting in our third quarter of fiscal 2018. Information regarding our adoption and prospective impacts of the Tax Act on our tax and liquidity profile is included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018.  The net expense related to the enactment of the Tax Act has been accounted for during fiscal 2019 based on provisional estimates pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118). Subsequent adjustments, if any, related to our enactment of the Tax Act will be accounted for in the period such adjustments are identified. The provisional estimates incorporate, among other factors, assumptions made based on interpretations of the Tax Act and existing tax laws and a range of historical financial and tax-specific facts and information, including among other items, the amount of cash and other specified assets and liabilities of the company and its foreign subsidiaries on relevant dates and estimates of deferred tax balances pending finalization of those balances.

Additionally, we are continuing to evaluate the accounting policy election required with regard to the Tax Act’s Global Intangible Low-Taxed Income (GILTI) provision. The Financial Accounting Standards Board (FASB) allows companies to adopt a policy election to account for GILTI under one of two methods: (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules (the period cost method), or (ii) account for GILTI in a company’s measurement of deferred taxes (the deferred method).  As of August 31, 2018, we have accounted for GILTI in accordance with the period cost method.  We have not finalized our policy election, and expect to do so after completion of our analysis of the GILTI provisions within the measurement period in accordance with SAB 118.

Revenue Recognition

Our sources of revenues include:

•

cloud and license revenues, which include the sale of: cloud services and license support; and cloud licenses and on-premise licenses, which represent licenses purchased by customers for use in both cloud and on-premise IT environments;

•	hardware revenues, which include the sale of hardware products including Oracle Engineered Systems, servers, and storage products, and industry-specific hardware; and hardware support revenues; and
•	services revenues, which are earned from providing cloud-, license- and hardware-related services including consulting, advanced customer support and education services.

License support revenues are typically generated through the sale of license support contracts related to cloud license and on-premise licenses purchased by our customers at their option. License support contracts provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period and include internet access to technical content, as well as internet and telephone access to technical support personnel. License support contracts are generally priced as a percentage of the net cloud license and on-premise license fees. Substantially all of our customers renew their license support contracts annually.

Cloud services revenues include revenues from Oracle Cloud Software-as-a-Service (SaaS), Platform-as-a-Service (PaaS) and Infrastructure-as-a-Service (IaaS) offerings (collectively, Oracle Cloud Services), which deliver applications, platform and infrastructure technologies, respectively, via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, host, manage and support and that customers access by entering into a subscription agreement with us for a stated period. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

management, maintenance and security services for customer cloud-based, on-premise or other IT infrastructure for a fee for a stated term.

Cloud license and on-premise license revenues primarily represent amounts earned from granting customers licenses to use our database, middleware, application and industry-specific software products which our customers use for cloud-based, on-premise and other IT environments. The vast majority of our cloud license and on-premise license arrangements include license support contracts, which are entered into at the customer’s option.

Revenues from the sale of hardware products represent amounts earned primarily from the sale of our Oracle Engineered Systems, computer servers, storage, and industry-specific hardware. Our hardware support offerings generally provide customers with software updates for the software components that are essential to the functionality of the hardware products purchased and can also include product repairs, maintenance services and technical support services. Hardware support contracts are generally priced as a percentage of the net hardware products fees.

Our consulting services are offered as standalone arrangements or as a part of arrangements to customers buying other products and services. Our advanced customer support services are offered as standalone arrangements or as a part of arrangements to customers buying other products and services. We offer these advanced customer support services to Oracle customers to enable increased performance and higher availability of their products and services. Education services include instructor-led, media-based and internet-based training in the use of our cloud, software and hardware products.

Topic 606 is a single standard for revenue recognition that applies to all of our cloud, software, hardware and services arrangements and generally requires revenues to be recognized upon the transfer of control of promised goods or services provided to our customers, reflecting the amount of consideration we expect to receive for those goods or services.  Pursuant to Topic 606, revenues are recognized upon the application of the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenues when, or as, the contractual performance obligations are satisfied.

The timing of revenue recognition may differ from the timing of invoicing our customers. We record an unbilled receivable which is included within accounts receivable on our condensed consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our condensed consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for cloud license and on-premise licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for license support and hardware support contracts are generally invoiced annually in advance. Cloud SaaS, PaaS and IaaS contracts are generally invoiced annually, quarterly or monthly in advance. Services are generally invoiced in advance or as the services are performed. Most contracts that contain a financing component are contracts financed through our financing division. The transaction price for a contract that is financed through our financing division is adjusted to reflect the time value of money and interest revenue is recorded as a component of non-operating income, net within our condensed consolidated statements of operations based on market rates in the country in which the transaction is being financed.

Our revenue arrangements generally include standard warranty or service level provisions that our arrangements will perform and operate in all material respects as defined in the respective agreements, the financial impacts of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

which have historically been and are expected to continue to be insignificant. Our arrangements generally do not include a general right of return relative to the delivered products or services. We recognize revenues net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Revenue Recognition for Cloud Services

Revenues from cloud services provided on a subscription basis are generally recognized ratably over the contractual period that the services are delivered, beginning on the date our service is made available to our customers. We recognize revenue ratably because the customer receives and consumes the benefits of the cloud services evenly throughout the contract period. Revenues from cloud services provided on a consumption basis, such as metered services, are generally recognized based on the utilization of the services by the customer.

Revenue Recognition for License Support and Hardware Support

Oracle’s primary performance obligations with respect to license support contracts and hardware support contracts are to provide customers with technical support as needed and unspecified software product upgrades, maintenance releases and patches during the term of the support period when they are available. Oracle is obligated to make the license and hardware support services available continuously throughout the contract period. Therefore, revenues for license support contracts and hardware support contracts are generally recognized ratably over the contractual periods that the support services are provided.

Revenue Recognition for Cloud License and On-Premise License

Revenues from distinct cloud license and on-premise license performance obligations are generally recognized upfront at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. For usage-based royalty arrangements with a fixed minimum guarantee amount, the minimum amount is generally recognized upfront when the software is made available to the royalty customer.

Revenue Recognition for Hardware Products

The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer.

Revenue Recognition for Services

Services revenues are generally recognized over time as the services are performed. Revenues for fixed price services are generally recognized over time applying input methods to estimate progress to completion. Revenues for consumption based services are generally recognized as the services are performed.

Allocation of the Transaction Price for Contracts that have Multiple Performance Obligations

Many of our contracts include multiple performance obligations. Judgment is required in determining whether each performance obligation is distinct. Oracle products and services generally do not require a significant amount of integration or interdependency.  We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price (SSP) for each performance obligation within each contract.

We use judgment in determining the SSP for products and services. For substantially all performance obligations except cloud licenses and on-premise licenses, we are able to establish SSP based on the observable prices of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

products or services sold separately in comparable circumstances to similar customers. We typically establish a standalone selling price range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Our cloud licenses and on-premise licenses have not historically been sold on a standalone basis as substantially all customers elect to purchase license support contracts at the time of a cloud license and on-premise license purchase. License support contracts are generally priced as a percentage of the net fees paid by the customer to access the license. We are unable to establish SSP for our cloud licenses and on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a cloud license and an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs with any residual amount of transaction price allocated to cloud license and on-premise license revenues.

Deferred Sales Commissions

We defer sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining a cloud, license support and hardware support contract. Initial sales commissions for the majority of these aforementioned contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be four to five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies, and other factors. Sales commissions for renewal contracts relating to our cloud-based arrangements are generally deferred and then amortized on a straight-line basis over the related contractual renewal period, which is generally one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. Total capitalized costs to obtain a contract and related balances were not material as of or during each of the three months ended August 31, 2018 and 2017.

Contract Balances and Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of August 31, 2018 and May 31, 2018. Trade receivables and contract liabilities (which represent deferred revenues) from contracts with customers were $3.7 billion and $11.0 billion, respectively, as of August 31, 2018 and $5.1 billion and $9.0 billion, respectively, as of May 31, 2018.

The amount of revenues recognized in our first quarter of fiscal 2019 that were included in the opening deferred revenues balance as of May 31, 2018 was approximately $3.5 billion. Revenues recognized from performance obligations satisfied in prior periods were immaterial during each of the three months ended August 31, 2018 and 2017. Impairment losses recognized on our receivables were immaterial in each of the three months ended August 31, 2018 and 2017.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, invoices that have been issued to customers but were uncollected and have not been recognized as revenues, and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors.  In each fiscal year, the amounts and volumes of contracting activity and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter.  These seasonal impacts influence how our remaining performance obligations change over time. As of August 31, 2018, our remaining performance obligations were $31.3 billion, approximately 64% of which we expect to recognize as revenues over the next 12 months and the remainder thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

Refer to Note 10 for our discussion of revenue disaggregation.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of August 31, 2018 and May 31, 2018 and our condensed consolidated statements of cash flows for the three months ended August 31, 2018 and 2017 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended August 31,
(in millions)	2018	2017
Transitional and other employee related costs	$14	$9
Stock-based compensation	—	1
Professional fees and other, net	2	3
Business combination adjustments, net	(2)	(1)
Total acquisition related and other expenses	$14	$12

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, and non-service net periodic pension income (losses).

	Three Months Ended August 31,
(in millions)	2018	2017
Interest income	$348	$257
Foreign currency losses, net	(34)	(4)
Noncontrolling interests in income	(39)	(46)
Other income, net	16	13
Total non-operating income, net	$291	$220

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $822 million and $818 million for the three months ended August 31, 2018 and 2017, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

Recent Accounting Pronouncements

Internal-use Software:  In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract  (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-15 on our consolidated financial statements.

Retirement Benefits:  In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for us in the first quarter of fiscal 2021, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-14 on our consolidated financial statements.

Fair Value Measurement:  In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-13 on our consolidated financial statements.

Stock-based Compensation:  In June 2018, the FASB issued ASU 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-07 on our consolidated financial statements.

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

Leases:  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

2.	ACQUISITIONS

Acquisition of Aconex Limited

On March 28, 2018, we completed our acquisition of Aconex Limited (Aconex), a provider of cloud-based collaboration software for construction projects. We have included the financial results of Aconex in our condensed consolidated financial statements from the date of acquisition. These results were not individually material to our condensed consolidated financial statements. The total preliminary purchase price for Aconex was approximately $1.2 billion, which consisted of approximately $1.2 billion in cash and $7 million for the fair values of stock options and restricted stock-based awards assumed. In connection with the Aconex acquisition, we have preliminarily recorded $16 million of net tangible liabilities and $377 million of identifiable intangible assets based on their estimated fair values, and $863 million of residual goodwill. Goodwill generated from our acquisition of Aconex was primarily attributable to synergies expected to arise after the acquisition and is not expected to be tax deductible.

Other Fiscal 2019 and 2018 Acquisitions

During the first quarter of fiscal 2019 and the full fiscal year of 2018, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Aconex and certain other companies that we acquired since the beginning of fiscal 2018 that were considered relevant for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2018. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested restricted stock-based awards and stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2018. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2018.

The unaudited pro forma financial information for the three months ended August 31, 2018 presented the historical results of Oracle as we did not complete any material acquisitions during the first three months of fiscal 2019.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

The unaudited pro forma financial information for the three months ended August 31, 2017 combined the historical results of Oracle for the three months ended August 31, 2017 and the historical results of Aconex for the six month period ended December 31, 2017 (adjusted due to differences in reporting periods and considering the date we acquired Aconex) and certain other companies that we acquired since the beginning of fiscal 2018 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended August 31,
(in millions, except per share data)	2018	2017
Total revenues	$9,193	$9,146
Net income	$2,265	$2,119
Basic earnings per share	$0.58	$0.51
Diluted earnings per share	$0.57	$0.49

3.	FAIR VALUE MEASUREMENTS

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

August 31, 2018

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2018			May 31, 2018
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$148	$41,419	$41,567	$223	$44,079	$44,302
Commercial paper debt securities	—	1,538	1,538	—	1,647	1,647
Money market funds	3,400	—	3,400	6,500	—	6,500
Derivative financial instruments	—	16	16	—	29	29
Total assets	$3,548	$42,973	$46,521	$6,723	$45,755	$52,478
Liabilities:
Derivative financial instruments	$—	$170	$170	$—	$158	$158

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities on the condensed consolidated balance sheets include securities with original maturities at the time of purchase greater than three months and the remainder of the securities is included in cash and cash equivalents. As of August 31, 2018 and May 31, 2018, approximately 23% and 26%, respectively, of our marketable securities investments mature within one year and 77% and 74%, respectively, mature within one to five years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $58.0 billion of senior notes and the related fair value hedges that we had outstanding as of each of August 31, 2018 and May 31, 2018, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at August 31, 2018 and May 31, 2018 were $58.7 billion and $59.0 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2019 and the net book value of intangible assets as of August 31, 2018 and May 31, 2018 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(Dollars in millions)	May 31, 2018	Additions & Adjustments, net(1)	August 31, 2018	May 31, 2018	Expense	August 31, 2018	May 31, 2018	August 31, 2018
Developed technology	$5,309	$91	$5,400	$(2,814)	$(212)	$(3,026)	$2,495	$2,374
Cloud services and license support agreements and related relationships	5,999	(29)	5,970	(2,285)	(192)	(2,477)	3,714	3,493
Other	1,622	(3)	1,619	(1,161)	(30)	(1,191)	461	428
Total intangible assets, net	$12,930	$59	$12,989	$(6,260)	$(434)	$(6,694)	$6,670	$6,295

(1)	Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

Total amortization expense related to our intangible assets was $434 million and $411 million for the three months ended August 31, 2018 and 2017, respectively. As of August 31, 2018, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2019	$1,190
Fiscal 2020	1,419
Fiscal 2021	1,198
Fiscal 2022	982
Fiscal 2023	629
Fiscal 2024	388
Thereafter	489
Total intangible assets, net	$6,295

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2018 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2018	$39,600	$2,367	$1,788	$43,755
Goodwill adjustments, net(1)	(47)	—	(6)	(53)
Balances as of August 31, 2018	$39,553	$2,367	$1,782	$43,702

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition). Amounts also include any changes in goodwill balances for the period presented that resulted from foreign currency translations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During the first quarter of fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2019 Restructuring Plan). The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $432 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $107 million of restructuring expenses in connection with the 2019 Restructuring Plan in the first three months of fiscal 2019 and we expect to incur the majority of the estimated remaining $325 million through the end of fiscal 2020. Any changes to the estimates of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2018(2)	Three Months Ended August 31, 2018				Accrued August 31, 2018(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2019 Restructuring Plan(1)
Cloud and license	$—	$58	$—	$(21)	$—	$37	$58	$230
Hardware	—	22	—	(14)	—	8	22	66
Services	—	10	—	(6)	—	4	10	45
Other(6)	—	17	—	(9)	1	9	17	91
Total 2019 Restructuring Plan	$—	$107	$—	$(50)	$1	$58	$107	$432
Total other restructuring plans(7)	$282	$5	$(22)	$(94)	$4	$175
Total restructuring plans	$282	$112	$(22)	$(144)	$5	$233

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)

The balances at August 31, 2018 and May 31, 2018 included $219 million and $257 million, respectively, recorded in other current liabilities, and $14 million and $25 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other adjustments.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
(7)

Other restructuring plans presented in the table above included condensed information for other Oracle based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the period presented but for which the periodic impact to our condensed consolidated statements of operations was not significant.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2018	May 31, 2018
Cloud services and license support	$8,924	$7,265
Hardware	707	645
Services	438	404
Cloud license and on-premise license	280	27
Deferred revenues, current	10,349	8,341
Deferred revenues, non-current (in other non-current liabilities)	670	625
Total deferred revenues	$11,019	$8,966

Deferred cloud services and license support revenues and deferred hardware revenues substantially represent customer payments made in advance for cloud or support contracts that are typically billed in advance with corresponding revenues generally being recognized ratably over the contractual periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new cloud license and on-premise license revenues typically resulted from customer payments that relate to undelivered products and services or specified enhancements.

In connection with our acquisitions, we have estimated the fair values of the cloud services and license support performance obligations assumed from our acquired companies. We generally have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the cloud services and license support deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

We held the following derivative and non-derivative instruments that were accounted for pursuant to ASC 815, Derivatives and Hedging (ASC 815):

•

interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate borrowings attributable to the movements in benchmark interest rates. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815;

•

cross-currency interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate Euro-denominated borrowings attributable to the movements in benchmark interest rates and foreign currency exchange rates by effectively converting the fixed-rate, Euro-denominated borrowings, including the annual interest payments and the payment of principal at maturity, to variable-rate, U.S. Dollar denominated debt based on LIBOR. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. As a result of our adoption of ASU 2017-12, we have elected to exclude the portion of the change in fair value of these swap agreements attributable to the related cross-currency basis spread in our assessment of hedge effectiveness. The change in fair value of these swap agreements attributable to the cross-currency basis spread is included in accumulated other comprehensive loss;

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

•

cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting certain of our fixed-rate Euro-denominated borrowings to fixed-rate U.S. Dollar denominated debt and are accounted for as cash flow hedges pursuant to ASC 815; and

•

foreign currency borrowings, which were used to reduce the volatility in stockholders’ equity caused by the changes in the foreign currency exchange rates of the Euro with respect to the U.S. Dollar and were accounted for as net investment hedges pursuant to ASC 815 in the first quarter of fiscal 2018. In the fourth quarter of fiscal 2018, we de-designated the foreign currency borrowings as a net investment hedge.

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of August 31, 2018 and May 31, 2018, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.9 billion and $3.4 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.5 billion and $1.4 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of August 31, 2018 and May 31, 2018. The cash flows related to these foreign currency contracts are classified as operating activities. Net gains or losses related to these forward contracts are included in non-operating income, net.

The adoption of ASU-2017-12 did not have a material impact on our previously existing hedge designations. See Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 for additional information regarding the purpose, accounting and classification of our derivative and non-derivative instruments. None of our derivative instruments are used for trading purposes. The effects of derivative and non-derivative instruments designated as hedges on certain of our condensed consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	August 31, 2018	May 31, 2018
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$15	$24
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current assets	1	5
Total derivative assets		$16	$29
Derivative liabilities:
Interest rate swap agreements designated as fair value hedges	Other current liabilities	$4	$7
Interest rate swap agreements designated as fair value hedges	Other non-current liabilities	49	48
Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	117	103
Total derivative liabilities		$170	$158

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

Effects of Fair Value Hedging Relationships on Hedged Items in Condensed Consolidated Balance Sheet

(in millions)	August 31, 2018	May 31, 2018
Notes payable and other borrowings, current:
Carrying amount of hedged item	$1,495	$1,492
Cumulative hedging adjustments included in the carrying amount	(4)	(7)
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	5,570	5,584
Cumulative hedging adjustments included in the carrying amount	(34)	(19)

Effects of Derivative Instruments Designated as Hedges on Income

	Three Months Ended August 31,
	2018		2017
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of income line amounts in which the hedge effects were recorded	$291	$(529)	$220	$(469)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$(7)	$—	$—
Hedged items	—	7	—	—
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	(4)	—	—	—
Hedged items	5	—	—	—
Cross-currency swap agreements designated as cash flow hedges:
Amount reclassified from accumulated OCI or OCL	12	—	107	—
Total gain (loss) on hedges recognized in income	$13	$—	$107	$—

Gain (Loss) on Derivative and Non-Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI) or Loss (OCL)

	Three Months Ended August 31,
(in millions)	2018	2017
Cross-currency swap agreements designated as cash flow hedges	$(14)	$85
Foreign currency borrowings designated as net investment hedge	—	(64)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

8.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 17, 2018, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. As of August 31, 2018, approximately $7.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 212.2 million shares for $10.0 billion during the three months ended August 31, 2018 (including 4.4 million shares for $213 million that were repurchased but not settled) and 10.2 million shares for $500 million during the three months ended August 31, 2017 under the stock repurchase program.

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

Dividends on Common Stock

During the three months ended August 31, 2018, our Board of Directors declared cash dividends of $0.19 per share of our outstanding common stock, which we paid during the same period.

In September 2018, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock. The dividend is payable on October 30, 2018 to stockholders of record as of the close of business on October 16, 2018. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2019 Stock-Based Awards Activity, Valuation and Compensation Expense

During the first quarter of fiscal 2019, we issued 38 million restricted stock-based units (RSUs) and 7 million stock options (SOs). Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions. Our fiscal 2019 stock-based awards issuances were partially offset by forfeitures and cancellations of 3 million shares during the first quarter of fiscal 2019.

The RSUs and SOs that were granted during the three months ended August 31, 2018 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2018	2017
Cloud services and license support	$24	$18
Hardware	3	3
Services	13	14
Sales and marketing	94	89
Research and development	257	234
General and administrative	45	44
Acquisition related and other	—	1
Total stock-based compensation	$436	$403

9.	INCOME TAXES

Our effective tax rates for the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In fiscal 2018, the Tax Act was signed into law. The more significant provisions of the Tax Act as applicable to us are described in Note 1 under “Impacts of the U.S. Tax Cuts and Jobs Act of 2017” above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. During the first quarter of fiscal 2019, we recorded a benefit of $153 million in accordance with SAB 118 related to adjustments in our estimates of the one-time transition tax on certain foreign subsidiary earnings affected by the Tax Act. Our provision for income taxes for the first three months of fiscal 2019 varied from the 21% U.S. statutory rate imposed by the Tax Act primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction, the tax effect of GILTI, and a reduction to our transition tax recorded consistent with the provision of SAB 118. Our provision for income taxes for the first three months of fiscal 2018 differed from the tax computed at the previous U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Our effective tax rates were 10.8% and 14.2% for the three months ended August 31, 2018 and 2017, respectively.

Our net deferred tax assets were $1.4 billion and $1.3 billion as of August 31, 2018 and May 31, 2018, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. Currently the U.S. Court of Appeals for the Ninth Circuit is reviewing the case, and a final decision has yet to be issued. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We have reviewed this case and its impact on Oracle and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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

10.	SEGMENT INFORMATION

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

We have three businesses— cloud and license, hardware and services —each of which is comprised of a single operating segment. All three of our businesses market and sell our offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs.

Our cloud and license business engages in the sale, marketing and delivery of our applications, platform and infrastructure technologies through cloud and on-premise deployment models including our cloud services and license support offerings; and our cloud license and on-premise license offerings. Cloud services and license support revenues are generated from offerings that are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms, and renewed by customers upon completion of the contractual terms. Cloud services and license support contracts provide customers with access to the latest updates to the applications, platform and infrastructure technologies as they become available and for which the customer contracted and related technical support services over the contractual term. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

within cloud and on-premise IT environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract. In each fiscal year, our cloud and license business’ contractual activities are typically highest in our fourth fiscal quarter and the related cash flows are typically highest in the following quarter (i.e. in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts.

Our hardware business provides Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware-related software to support diverse IT environments. Our hardware business also offers hardware support, which provides customers with software updates for the software components that are essential to the functionality of their hardware products, such as Oracle Solaris and certain other software, and can also include product repairs, maintenance services and technical support services.

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications, platform and infrastructure technologies.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended August 31,
(in millions)	2018	2017
Cloud and license:
Revenues(1)	$7,484	$7,326
Cloud services and license support expenses	867	819
Sales and marketing expenses	1,744	1,677
Margin(2)	$4,873	$4,830
Hardware:
Revenues	$904	$943
Hardware products and support expenses	317	365
Sales and marketing expenses	139	174
Margin(2)	$448	$404
Services:
Revenues	$813	$860
Services expenses	676	662
Margin(2)	$137	$198
Totals:
Revenues(1)	$9,201	$9,129
Expenses	3,743	3,697
Margin(2)	$5,458	$5,432

(1)

Cloud and license revenues for management reporting included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 6 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total consolidated revenues as reported in our condensed consolidated statements of operations.

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

August 31, 2018

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2018	2017
Total revenues for operating segments	$9,201	$9,129
Cloud and license revenues(1)	(8)	(25)
Total revenues	$9,193	$9,104

Total margin for operating segments	$5,458	$5,432
Cloud and license revenues(1)	(8)	(25)
Research and development	(1,564)	(1,572)
General and administrative	(321)	(319)
Amortization of intangible assets	(434)	(411)
Acquisition related and other	(14)	(12)
Restructuring	(90)	(124)
Stock-based compensation for operating segments	(134)	(124)
Expense allocations and other, net	(115)	(96)
Interest expense	(529)	(469)
Non-operating income, net	291	220
Income before provision for income taxes	$2,540	$2,500

(1)

Cloud and license revenues presented for management reporting included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 6 for an explanation of these adjustments and this table for a reconciliation of our total operating segment revenues to our total consolidated revenues as reported in our condensed consolidated statements of operations.

Disaggregation of Revenues

We have considered information that is regularly reviewed by our chief operating decision makers in evaluating financial performance, and disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues to depict how the nature, amount, timing and uncertainty of revenues and cash flows are effected by economic factors. The principal category we use to disaggregate revenues is the nature of our products and services as presented in our condensed consolidated statements of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

The following table is a summary of our total revenues by geographic region. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Three Months Ended August 31,
(in millions)	2018	2017
Americas	$5,161	$5,098
EMEA(1)	2,576	2,535
Asia Pacific(2)	1,456	1,471
Total revenues	$9,193	$9,104

(1)	Comprised of Europe, the Middle East and Africa
(2)	The Asia Pacific region includes Japan

The following table presents a summary of our cloud and license business revenues by ecosystem. Applications ecosystem revenues represent the sum of applications related cloud services and license support revenues; and applications licenses revenues. Platform and infrastructure revenues represent the sum of platform and infrastructure related cloud services and license support revenues; and platform and infrastructure licenses revenues.

	Three Months Ended August 31,
(in millions)	2018	2017
Applications revenues	$2,761	$2,616
Platform and infrastructure revenues	4,715	4,685
Total cloud and license revenues	$7,476	$7,301

11.	EARNINGS PER SHARE

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

	Three Months Ended August 31,
(in millions, except per share data)	2018	2017
Net income	$2,265	$2,144
Weighted average common shares outstanding	3,904	4,156
Dilutive effect of employee stock plans	95	128
Dilutive weighted average common shares outstanding	3,999	4,284
Basic earnings per share	$0.58	$0.52
Diluted earnings per share	$0.57	$0.50
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	81	31

(1)

These weighted shares relate to anti-dilutive restricted service based stock-based awards and stock options (as calculated using the treasury stock method) and contingently issuable shares under PSO and PSU arrangements. Such shares could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2018

(Unaudited)

12.	LEGAL PROCEEDINGS

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

August 31, 2018

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

On May 4, 2018, the Board of Directors established a Special Litigation Committee (the SLC) to investigate the allegations in this derivative action. Three outside directors serve on the SLC.  On July 24, 2018, the Court entered an order, granting the SLC’s motion to stay this case for six months, and ordering the SLC to provide a status report by November 30, 2018.

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

Business Overview

Oracle Corporation provides products and services that address all aspects of information technology (IT) environments—applications, platform and infrastructure. Our applications, platform and infrastructure offerings are delivered to customers worldwide through a variety of flexible and interoperable IT deployment models, including cloud-based, on-premise, or hybrid, which enable customer choice and flexibility. We market and sell our offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs.

We have three businesses: cloud and license; hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which include our Chief Executive Officers and Chief Technology Officer, view our operating results and allocate resources.

Cloud and License Business

Our cloud and license line of business, which represented 81% of our total revenues in the first quarter of fiscal 2019, markets, sells and delivers a broad spectrum of applications, platform and infrastructure technologies through our cloud and license offerings.

Cloud services and license support revenues include:

•

license support revenues, which are earned by providing license support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications, platform and/or infrastructure software licenses. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements for which current license support customers are entitled to receive. License support contracts are generally priced as a percentage of the net fees paid by the customer to purchase a cloud license and/or on-premise license; are generally billed in advance of the support services being performed; are generally renewed; and are generally recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year; and

•

cloud services revenues, which includes revenues from Oracle Cloud Software-as-a-Service (SaaS), Platform-as-a-Service (PaaS) and Infrastructure-as-a-Service (IaaS) offerings (collectively, Oracle Cloud Services), which provide customers access to applications, platform and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. The majority of our Oracle Cloud Services arrangements are billed in advance of the cloud services being performed; have durations of one to three years; are generally renewed; and are generally recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed.

Cloud license and on-premise license revenues include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, which our customers use for cloud-based, on-premise and other IT environments. Our cloud license and on-premise license transactions are generally perpetual in nature and are generally recognized upfront at the point in time when the software is made available to the customer to download and use. The timing of a few large license transactions can substantially affect our quarterly license revenues, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over their contractual terms. Cloud license and on-premise license customers have the option to purchase license support contracts, as described above.

Providing choice and flexibility to our customers as to when and how they deploy our applications, platform and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand has increased for our Oracle Cloud Services. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications, platform and infrastructure licenses and license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. We expect these trends to continue.

Our cloud and license business’ revenues growth is affected by the strength of general economic and business conditions; governmental budgetary constraints; the strategy for and competitive position of our offerings; our acquisitions; our ability to deliver our cloud services to our customers; the continued renewal of our cloud services and license support customer contracts by the customer contract base; substantially all customers continuing to purchase license support contracts in connection with their license purchases; the pricing of license support contracts sold in connection with the sales of licenses; the pricing, amount and volume of licenses and cloud services sold; and foreign currency rate fluctuations.

On a constant currency basis, we expect that our total cloud and license revenues generally will continue to increase due to:

•	expected growth in our cloud services and license support offerings;
•	continued demand for our cloud license and on-premise license offerings; and
•	contributions from our acquisitions.

We believe all of these factors should contribute to future growth in our cloud and license revenues, which should enable us to continue to make investments in research and development to develop and improve our cloud and license products and services.

Our cloud and license business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud license and on-premise license revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud license and on-premise license revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud services and license support contracts to the customer contract base; the renewal of existing customers’ cloud services and license support contracts over the course of each fiscal year; and the historical upward trend of our cloud license and on-premise license revenues over those four quarterly periods.

Hardware Business

Our hardware business, which represented 10% of our total revenues in the first quarter of fiscal 2019, provides a broad selection of hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware related software, and related hardware support. The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products such as Oracle Solaris. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

Services Business

Our services business helps customers and partners maximize the performance of their investments in Oracle applications, platform and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services offerings include consulting services, advanced support services and education services and represented 9% of our total revenues in the first quarter of fiscal 2019. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are impacted by, among others: our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the associated services for these offerings; certain of our acquisitions; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; and tighter controls over customer discretionary spending.

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

In the first quarter of fiscal year 2019, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 and subsequent amendments to the initial guidance: ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, (collectively, Topic 606), utilizing the full retrospective method of transition whereby the results for the comparative fiscal 2018 period presented throughout this Form 10-Q were recast to be presented as if Topic 606 had been in effect during such fiscal 2018 period, the impacts of which were not material relative to the historical amounts previously reported.  Please see Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our adoption of Topic 606 and its impact on our consolidated financial statements.  Except for the adoption of Topic 606, there have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended May 31, 2018.

Results of Operations

Impacts of the U.S. Tax Cuts and Jobs Act of 2017

The comparability of our operating results in the first quarter of fiscal 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was effective for us starting in our third quarter of fiscal 2018. Information regarding our adoption and the prospective impacts of the Tax Act on our tax and liquidity profile is included in Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and also in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018.

Impacts of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2019 compared to the same period of fiscal 2018 was impacted by our recent acquisitions. In our discussion of changes in our results of operations from the first quarter of fiscal 2019 compared to the same period of fiscal 2018, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our businesses’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons may not be separately identifiable due to the integration of these businesses into our existing operations, and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, any acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products and services sold would have been different; and

•

the amounts shown as cloud services and license support deferred revenues in our “Supplemental Disclosure Related to Certain Charges” (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses, in particular, our cloud and license business and hardware business, are generally affected by seasonal factors in a similar manner as our revenues as certain expenses within our cost structure are relatively fixed in the short term.

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

Consistent with our internal management reporting processes, the below operating segment presentation includes revenues adjustments related to cloud services and license support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of our total operating segment revenues as presented in the discussion below to total revenues as presented per our condensed consolidated statements of operations for all periods presented.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 10 of Notes to Condensed

Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before provision of income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2018, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2018 and 2017, our financial statements would reflect reported revenues of $1.17 million in the first quarter of fiscal 2019 (using 1.17 as the month-end average exchange rate for the period) and $1.20 million in the first quarter of fiscal 2018 (using 1.20 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first quarter of fiscal 2019 and 2018 using the May 31, 2018 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Total Revenues by Geography:
Americas	$5,161	1%	2%	$5,098
EMEA(1)	2,576	2%	3%	2,535
Asia Pacific(2)	1,456	-1%	1%	1,471
Total revenues	9,193	1%	2%	9,104
Total Operating Expenses	6,415	1%	2%	6,355
Total Operating Margin	$2,778	1%	3%	$2,749
Total Operating Margin %	30%			30%
% Revenues by Geography:
Americas	56%			56%
EMEA	28%			28%
Asia Pacific	16%			16%
Total Revenues by Business:
Cloud and license	$7,476	2%	4%	$7,301
Hardware	904	-4%	-3%	943
Services	813	-5%	-4%	860
Total revenues	$9,193	1%	2%	$9,104
% Revenues by Business:
Cloud and license	81%			81%
Hardware	10%			10%
Services	9%			9%

(1)	Comprised of Europe, the Middle East and Africa
(2)	The Asia Pacific region includes Japan

Excluding the effects of unfavorable currency rate fluctuations, our total revenues increased in the first quarter of fiscal 2019 primarily due to growth in our cloud and license revenues, which were partially offset by decreases in our hardware revenues and services revenues. The constant currency increase in our cloud and license revenues during the first quarter of fiscal 2019 was attributable to growth in our cloud services and license support revenues as customers purchased our applications, platform and infrastructure technologies via cloud and license deployment models and renewed their related contracts to continue to gain access to our latest technology and support services. The constant currency decrease in our hardware revenues during the first quarter of fiscal 2019 was due to the reduction in our hardware products revenues and hardware support revenues primarily due to the emphasis we placed on the marketing and sale of our cloud and license technologies. The constant currency decrease in our services revenues during the first quarter of fiscal 2019 was attributable to declines in our consulting services revenues. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 54%, 38% and 8%, respectively, to the growth in our first quarter of fiscal 2019 total revenues.

Excluding the effects of currency rate fluctuations, our total operating expenses increased during the first quarter of fiscal 2019 primarily due to higher cloud services and license support expenses and higher cloud and license related sales and marketing expenses, both increases of which resulted primarily from increased headcount and infrastructure expenses to support the increase in our revenues; and increased stock-based compensation expenses. These constant currency expense increases were partially offset by certain expense decreases in the first quarter of fiscal 2019, which primarily consisted of lower hardware products costs and a related decrease in hardware sales and marketing costs, both of which aligned to lower hardware revenues; and lower restructuring expenses.

In constant currency, our total operating margin increased during the first quarter of fiscal 2019 primarily due to the increase in total revenues; and total operating margin as a percentage of total revenues remained flat.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments, expenses related to acquisitions, and certain other expense, and income items that affected our GAAP net income:

	Three Months Ended August 31,
(in millions)	2018	2017
Cloud services and license support deferred revenues(1)	$8	$25
Acquired deferred sales commissions amortization(2)	—	(11)
Amortization of intangible assets(3)	434	411
Acquisition related and other(4)(6)	14	12
Restructuring(5)	90	124
Stock-based compensation, operating segments(6)	134	124
Stock-based compensation, R&D and G&A(6)	302	278
Income tax effects(7)	(245)	(510)
Income tax reform(8)	(153)	—
	$584	$453

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud services and license support contracts assumed. Due to our application of business combination accounting rules, we did not recognize the cloud services and license support revenue amounts as presented in the above table that would have otherwise been recorded by the acquired businesses as independent entities upon delivery of the contractual obligations. To the extent customers for which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

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

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of August 31, 2018, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2019	$1,190
Fiscal 2020	1,419
Fiscal 2021	1,198
Fiscal 2022	982
Fiscal 2023	629
Fiscal 2024	388
Thereafter	489
Total intangible assets, net	$6,295

(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(5)

Restructuring expenses during the first quarter of fiscal 2019 primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Restructuring expenses during the first quarter of fiscal 2018 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses”, Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

(6)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):
	Three Months Ended August 31,
	2018	2017
Cloud services and license support	$24	$18
Hardware	3	3
Services	13	14
Sales and marketing	94	89
Stock-based compensation, operating segments	134	124
Research and development	257	234
General and administrative	45	44
Acquisition related and other	—	1
Total stock-based compensation	$436	$403

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated generally upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

For the first quarter of fiscal 2019, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, excluding income tax reform (see footnote (8) below), resulted in an effective tax rate of 19.1%, instead of 10.8% which represented our effective tax rate as derived per our condensed consolidated statements of operations, primarily due to the exclusion of stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for the first quarter of fiscal 2018 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 25.0%, instead of 14.2% which represented our effective tax rate as derived per our condensed consolidated statements of operations, primarily due to the net tax effects for stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets.

(8)

The income tax reform adjustment for the first quarter of fiscal 2019 presented in the table above was due to the enactment of the Tax Act (refer to “Provision for Income Taxes” below for additional discussion), which was effective for us in our third quarter of fiscal 2018 and for which we continue to refine our estimates related to our adoption of the Tax Act pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118).

Cloud and License Business

Our cloud and license business engages in the sale, marketing and delivery of our applications, platform and infrastructure technologies through various deployment models including license support offerings; Oracle Cloud Services offerings; and cloud license and on-premise license offerings. License support revenues are typically generated through the sale of license support contracts related to cloud licenses and on-premise licenses purchased by our customers at their option and are generally recognized as revenues ratably over the contractual term, which is generally one year. Our cloud services deliver certain of our applications, platform and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, host, manage and support, and revenues are generally recognized over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized upfront at the point in time when the software is made available to the customer to download and use. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings, and marketing program costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Cloud and License Revenues:
Americas(1)	$4,293	2%	3%	$4,202
EMEA(1)	2,063	2%	4%	2,015
Asia Pacific(1)	1,128	2%	4%	1,109
Total revenues(1)	7,484	2%	4%	7,326
Expenses:
Cloud services and license support(2)	867	6%	7%	819
Sales and marketing(2)	1,744	4%	6%	1,677
Total expenses(2)	2,611	5%	6%	2,496
Total Margin	$4,873	1%	2%	$4,830
Total Margin %	65%			66%
% Revenues by Geography:
Americas	57%			57%
EMEA	28%			28%
Asia Pacific	15%			15%
Revenues by Offerings:
Cloud services and license support(1)	$6,617	3%	4%	$6,432
Cloud license and on-premise license	867	-3%	0%	894
Total revenues(1)	$7,484	2%	4%	$7,326
Revenues by Ecosystem:
Applications revenues(1)	$2,769	5%	6%	$2,638
Platform and infrastructure revenues(1)	4,715	1%	2%	4,688
Total revenues(1)	$7,484	2%	4%	$7,326

(1)

Includes cloud services and license support revenue adjustments related to certain cloud services and license support contracts that would have otherwise been recorded as revenues by the acquired businesses as independent entities but were not recognized in our GAAP-based condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. Such revenue adjustments were included in our operating segment results for purposes of reporting to and review by our CODMs. See “Presentation of Operating Segment Results and Other Financial Information” above for additional information.

(2)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of unfavorable currency rate fluctuations, total revenues from our cloud and license business increased in the first quarter of fiscal 2019, relative to the corresponding prior year period, due to growth in our cloud services and license support revenues, which was primarily due to increased customer purchases and renewals of cloud-based services and license support services in recent periods for which we delivered such services during the first quarter of fiscal 2019, and due to contributions from our recent acquisitions. In constant currency, our total applications revenues and our total platform and infrastructure revenues each grew during the first quarter of fiscal 2019, each relative to the first quarter of fiscal 2018, as customers continued to deploy our applications technologies and platform and infrastructure technologies through a wide array of different deployment models that we offer to enable customer choice. The Americas region contributed 52%, the EMEA region contributed 31%, and the Asia Pacific region contributed 17%, of the constant currency revenues growth for this business during the first quarter of fiscal 2019.

In constant currency, total cloud and license expenses increased in the first quarter of fiscal 2019, relative to the first quarter of fiscal 2018, primarily due to higher sales and marketing expenses and higher cloud services and license support expenses, both of which increased primarily due to higher employee related expenses from higher headcount. In addition, our constant currency cloud services and license support expenses increased during the first quarter of fiscal 2019 due to higher technology infrastructure expenses that supported the growth in our revenues.

Excluding the effects of currency rate fluctuations, our cloud and license segment’s total margin increased during the first quarter of fiscal 2019, relative to the first quarter of fiscal 2018, primarily due to the increase in revenues for this segment, while total margin as a percentage of revenues decreased slightly due to expenses growth for this segment.

Hardware Business

Our hardware business’ revenues are generated from the sales of our Oracle Engineered Systems, server, storage, and industry-specific hardware. The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Hardware Revenues:
Americas	$465	-4%	-3%	$485
EMEA	260	-4%	-2%	271
Asia Pacific	179	-5%	-3%	187
Total revenues	904	-4%	-3%	943
Expenses:
Hardware products and support(1)	317	-13%	-12%	365
Sales and marketing(1)	139	-20%	-18%	174
Total expenses(1)	456	-15%	-14%	539
Total Margin	$448	11%	12%	$404
Total Margin %	50%			43%
% Revenues by Geography:
Americas	51%			51%
EMEA	29%			29%
Asia Pacific	20%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in the first quarter of fiscal 2019, relative to the first quarter of fiscal 2018, due to lower hardware products revenues and, to a lesser extent, lower hardware support revenues. The decreases in hardware products revenues in the first quarter of fiscal 2019, relative to the first quarter of fiscal 2018, were primarily attributable to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of customers that purchased hardware support contracts in recent periods.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the first quarter of fiscal 2019, relative to the first quarter of fiscal 2018, primarily due to lower hardware products costs and lower sales and marketing employee related expenses, which aligned to lower hardware revenues.

In constant currency, total margin and total margin as percentage of revenues for our hardware segment increased during the first quarter of fiscal 2019, relative to the first quarter of fiscal 2018, due to lower expenses.

Services Business

We offer services to customers and partners to help to maximize the performance of their investments in Oracle applications, platform and infrastructure technologies. Services revenues are generally recognized over time as the services are performed. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Services Revenues:
Americas	$410	-5%	-3%	$432
EMEA	253	1%	3%	249
Asia Pacific	150	-16%	-14%	179
Total revenues	813	-5%	-4%	860
Total Expenses(1)	676	2%	4%	662
Total Margin	$137	-31%	-30%	$198
Total Margin %	17%			23%
% Revenues by Geography:
Americas	51%			50%
EMEA	31%			29%
Asia Pacific	18%			21%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased during the first quarter of fiscal 2019 primarily due to revenue declines in our consulting services. Constant currency decreases in our services revenues in the Americas and Asia Pacific regions were partially offset by a constant currency services revenues increase in the EMEA region.

In constant currency, total services expenses increased during the first quarter of fiscal 2019 primarily due to an increase in headcount related expenses associated with our consulting offerings. In constant currency, total margin and total margin as a percentage of total services revenues decreased during the first quarter of fiscal 2019, primarily due to the decrease in revenues for this business.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Research and development(1)	$1,307	-2%	-1%	$1,338
Stock-based compensation	257	10%	10%	234
Total expenses	$1,564	-1%	0%	$1,572
% of Total Revenues	17%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses were flat in the first quarter of fiscal 2019 relative to the corresponding prior year period.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
General and administrative(1)	$276	1%	2%	$275
Stock-based compensation	45	2%	2%	44
Total expenses	$321	1%	2%	$319
% of Total Revenues	3%			4%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased modestly during the first quarter of fiscal 2019, relative to the corresponding prior year period primarily due to higher professional services expenses that were primarily legal related, and higher stock-based compensation.

Amortization of Intangible Assets:   Substantially all of our intangible assets were acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances. Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report has additional information regarding our intangible assets and related amortization.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Developed technology	$212	12%	12%	$190
Cloud services and license support agreements and related relationships	192	5%	5%	182
Other	30	-23%	-23%	39
Total amortization of intangible assets	$434	6%	6%	$411

Amortization of intangible assets increased during the first quarter of fiscal 2019 relative to the corresponding prior year period due to additional amortization from intangible assets that we acquired in connection with our recent acquisitions, partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Transitional and other employee related costs	$14	53%	55%	$9
Stock-based compensation	—	-100%	-100%	1
Professional fees and other, net	2	-29%	-24%	3
Business combination adjustments, net	(2)	14%	16%	(1)
Total acquisition related and other expenses	$14	21%	23%	$12

On a constant currency basis, acquisition related and other expenses increased in the first quarter of fiscal 2019, relative to the first quarter of fiscal 2018, primarily due to higher transitional employee related costs.

Restructuring Expenses:   Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to

Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Restructuring expenses	$90	-28%	-27%	$124

Restructuring expenses in the first quarter of fiscal 2019 primarily related to our 2019 Restructuring Plan. Restructuring expenses in the first quarter of fiscal 2018 primarily related to our 2017 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $432 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2019 Restructuring Plan were approximately $325 million as of August 31, 2018 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2020. Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Interest expense	$529	13%	13%	$469

Interest expense increased in the first quarter of fiscal 2019 relative to the first quarter of fiscal 2018, primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in November 2017 which was partially offset by a reduction in interest expense resulting from the maturity and repayment of $6.0 billion of senior notes during fiscal 2018.

Non-Operating Income, net:   Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income (losses), including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan and non-service net periodic pension income (losses).

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Interest income	$348	35%	36%	$257
Foreign currency losses, net	(34)	686%	613%	(4)
Noncontrolling interests in income	(39)	-16%	-16%	(46)
Other income, net	16	26%	24%	13
Total non-operating income, net	$291	33%	34%	$220

On a constant currency basis, our non-operating income, net increased in the first quarter of fiscal 2019, relative to the first quarter of fiscal 2018, primarily due to higher interest income resulting from higher interest rates.

Provision for Income Taxes:   Our effective tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In our third quarter of fiscal 2018, the Tax Act was signed into law. The more significant provisions of the Tax Act as applicable to us are described in Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and are also described in our Annual Report on Form 10-K for the year ended May 31, 2018. Our provision for income taxes for the first three months of fiscal 2019 varied from the 21% U.S. statutory rate imposed by the Tax Act due primarily to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction, the tax effect of Global Intangible Low-Taxed Income, and a reduction to our transition tax recorded consistent with the provisions of SAB 118. Our provision for income taxes for the first three months of fiscal 2018 differed from the tax computed at the previous U.S. federal statutory income tax rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2018	Actual	Constant	2017
Provision for income taxes	$275	-23%	-23%	$356
Effective tax rate	10.8%			14.2%

Provision for income taxes decreased in the first quarter of fiscal 2019, relative to the corresponding prior year period, primarily due to the net favorable impact of the Tax Act (taking into account the favorable impact on our tax profile) during the first quarter of fiscal 2019, pursuant to SAB 118, partially offset by lower realized excess tax benefits related to stock-based compensation expense during the first quarter of fiscal 2019 relative to the first quarter of fiscal 2018.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2018	Change	May 31, 2018
Working capital	$47,447	-17%	$57,035
Cash, cash equivalents and marketable securities	$60,094	-11%	$67,261

Working capital:   The decrease in working capital as of August 31, 2018 in comparison to May 31, 2018 was primarily due to cash used for repurchases of our common stock, the reclassification of $1.75 billion of long-term senior notes as a current liability and cash used to pay dividends to our stockholders during the first quarter of fiscal 2019. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during the first quarter of fiscal 2019 and, to a lesser extent, proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at August 31, 2018 in comparison to May 31, 2018 was primarily due to $10.0 billion of repurchases of our common stock, the repayment of $2.5 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first quarter of fiscal 2019 were partially offset by certain cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during the first quarter of fiscal 2019.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first quarter of fiscal 2019, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of August 31, 2018 relative to what we would have reported using constant currency rates from the May 31, 2018 balance sheet date.

	Three Months Ended August 31,
(Dollars in millions)	2018	Change	2017
Net cash provided by operating activities	$6,722	2%	$6,566
Net cash provided by (used for) investing activities	$3,532	294%	$(1,818)
Net cash used for financing activities	$(13,333)	145%	$(5,441)

Cash flows from operating activities:   Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their license support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. Over the course of a fiscal year, we also have historically generated cash from the sales of new licenses, cloud services, hardware offerings and other services. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes and leased facilities.

Net cash provided by operating activities increased during the first quarter of fiscal 2019 relative to the first quarter of fiscal 2018 due primarily to higher net income during the first quarter of fiscal 2019 relative to the corresponding prior year period.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities was $3.5 billion in the first quarter of fiscal 2019 compared to $1.8 billion of net cash used for investing activities in the first quarter of fiscal 2018.  The increase in net cash provided by investing activities during the first quarter of fiscal 2019 was primarily due to an increase in net of proceeds received from sales and maturities of marketable securities and other investments, net of purchases.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first quarter of fiscal 2019 increased compared to the first quarter of fiscal 2018 due primarily to increased stock repurchases (we repurchased $10.0 billion of common stock in the first quarter of fiscal 2019 compared to $502 million in the first quarter of fiscal 2018) and lower cash inflows from stock option exercises relative to the corresponding prior year period.  These unfavorable financing cash flows were partially offset by a reduction in the amount of debt repayments made during the first quarter of fiscal 2019 relative to the corresponding prior year period.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2018	Change	2017
Net cash provided by operating activities	$15,542	5%	$14,817
Capital expenditures	(1,646)	-25%	(2,195)
Free cash flow	$13,896	10%	$12,622
Net income	$3,708		$9,745
Free cash flow as percent of net income	375%		130%

Long-Term Customer Financing:   We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $89 million and $191 million, respectively, or approximately 10% and 21%, respectively, of our cloud license and on-premise license revenues in the first quarter of fiscal 2019 and 2018.

Contractual Obligations:   During the first quarter of fiscal 2019, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2015 has been a weighted-average annualized rate of 1.6% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at August 31, 2018, which generally have a ten-year exercise period, approximately 24.9% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2018, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.5%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2019. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018 for a more complete discussion of the market risks we encounter.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on June 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

The material set forth in Note 9 (pertaining to information regarding contingencies related to our income taxes) and Note 12 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 17, 2018, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. As of August 31, 2018, approximately $7.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2018—June 30, 2018	56.4	$45.23	56.4	$15,298.4
July 1, 2018—July 31, 2018	100.1	$47.45	100.1	$10,548.4
August 1, 2018—August 31, 2018	55.7	$48.49	55.7	$7,848.4
Total	212.2	$47.13	212.2

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2018 and May 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended August  31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 19, 2018	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 19, 2018	By:	/s/ William Corey West
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer