Form 10-Q
period 2018-11-30
ORACLE CORP
filed 2018-12-19
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

The number of shares of registrant’s common stock outstanding as of December 14, 2018 was: 3,588,919,000.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2018 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal 2019, which runs from June 1, 2018 to May 31, 2019.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2018 and May 31, 2018

(Unaudited)

(in millions, except per share data)	November 30, 2018	May 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,824	$21,620
Marketable securities	38,567	45,641
Trade receivables, net of allowances for doubtful accounts of $341 and $370 as of November 30, 2018 and May 31, 2018, respectively	3,975	5,136
Prepaid expenses and other current assets	3,572	3,762
Total current assets	56,938	76,159
Non-current assets:
Property, plant and equipment, net	6,003	5,897
Intangible assets, net	6,103	6,670
Goodwill, net	43,778	43,755
Deferred tax assets	1,482	1,395
Other non-current assets	4,014	3,975
Total non-current assets	61,380	61,692
Total assets	$118,318	$137,851
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$6,477	$4,491
Accounts payable	587	529
Accrued compensation and related benefits	1,445	1,806
Deferred revenues	8,246	8,341
Other current liabilities	3,560	3,957
Total current liabilities	20,315	19,124
Non-current liabilities:
Notes payable and other borrowings, non-current	51,561	56,128
Income taxes payable	13,001	13,429
Other non-current liabilities	2,386	2,297
Total non-current liabilities	66,948	71,854
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,632 shares and 3,997 shares as of November 30, 2018 and May 31, 2018, respectively	27,430	28,950
Retained earnings	5,107	19,111
Accumulated other comprehensive loss	(1,965)	(1,689)
Total Oracle Corporation stockholders’ equity	30,572	46,372
Noncontrolling interests	483	501
Total equity	31,055	46,873
Total liabilities and equity	$118,318	$137,851

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2018 and 2017

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenues:
Cloud services and license support	$6,637	$6,461	$13,246	$12,868
Cloud license and on-premise license	1,217	1,331	2,083	2,225
Hardware	891	941	1,796	1,884
Services	817	856	1,630	1,716
Total revenues	9,562	9,589	18,755	18,693
Operating expenses:
Cloud services and license support(1)	956	893	1,870	1,750
Hardware(1)	332	350	658	722
Services(1)	713	717	1,428	1,417
Sales and marketing(1)	2,101	2,088	4,140	4,077
Research and development	1,475	1,473	3,039	3,045
General and administrative	299	320	619	638
Amortization of intangible assets	424	400	858	811
Acquisition related and other	18	17	32	28
Restructuring	143	292	233	416
Total operating expenses	6,461	6,550	12,877	12,904
Operating income	3,101	3,039	5,878	5,789
Interest expense	(519)	(475)	(1,048)	(944)
Non-operating income, net	192	262	484	481
Income before provision for income taxes	2,774	2,826	5,314	5,326
Provision for income taxes	441	612	716	968
Net income	$2,333	$2,214	$4,598	$4,358
Earnings per share:
Basic	$0.63	$0.53	$1.21	$1.05
Diluted	$0.61	$0.52	$1.18	$1.02
Weighted average common shares outstanding:
Basic	3,720	4,160	3,812	4,158
Diluted	3,817	4,283	3,908	4,283
Dividends declared per common share	$0.19	$0.19	$0.38	$0.38

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2018 and 2017

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Net income	$2,333	$2,214	$4,598	$4,358
Other comprehensive loss, net of tax:
Net foreign currency translation (losses) gains	(97)	(42)	(158)	8
Net unrealized gains on defined benefit plans	7	11	13	18
Net unrealized losses on marketable securities	(117)	(192)	(113)	(128)
Net unrealized gains (losses) on cash flow hedges	8	35	(18)	13
Total other comprehensive loss, net	(199)	(188)	(276)	(89)
Comprehensive income	$2,134	$2,026	$4,322	$4,269

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2018 and 2017

(Unaudited)

	Six Months Ended November 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$4,598	$4,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	566	573
Amortization of intangible assets	858	811
Deferred income taxes	(228)	54
Stock-based compensation	832	822
Other, net	118	81
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,116	1,585
Decrease in prepaid expenses and other assets	327	12
Decrease in accounts payable and other liabilities	(364)	(621)
(Decrease) increase in income taxes payable	(679)	22
Increase (decrease) in deferred revenues	124	(281)
Net cash provided by operating activities	7,268	7,416
Cash flows from investing activities:
Purchases of marketable securities and other investments	(1,278)	(18,022)
Proceeds from maturities and sales of marketable securities and other investments	7,847	11,566
Acquisitions, net of cash acquired	(313)	—
Capital expenditures	(804)	(1,072)
Net cash provided by (used for) investing activities	5,452	(7,528)
Cash flows from financing activities:
Payments for repurchases of common stock	(19,924)	(2,454)
Proceeds from issuances of common stock	1,018	1,353
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(417)	(434)
Payments of dividends to stockholders	(1,456)	(1,579)
Proceeds from borrowings, net of issuance costs	—	9,945
Repayments of borrowings	(2,500)	(7,300)
Distributions to noncontrolling interests	(77)	(34)
Net cash used for financing activities	(23,356)	(503)
Effect of exchange rate changes on cash and cash equivalents	(160)	141
Net decrease in cash and cash equivalents	(10,796)	(474)
Cash and cash equivalents at beginning of period	21,620	21,784
Cash and cash equivalents at end of period	$10,824	$21,310
Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$8	$—
Change in unsettled repurchases of common stock	$77	$47
Change in unsettled investment purchases	$—	$(303)
Change in unsettled investment sales	$(332)	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

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

During the first half of fiscal 2019, we adopted the following Accounting Standards Updates:

•

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 and subsequent amendments to the initial guidance: ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14 (collectively, Topic 606), utilizing the full retrospective method of transition whereby the results and related disclosures for the comparative fiscal 2018 periods presented in this Form 10-Q were recast to be presented as if Topic 606 had been in effect during such fiscal 2018 periods with any retrospective adjustments applicable prior to June 1, 2016 included as a cumulative-effect adjustment to accumulated other comprehensive loss and retained earnings. Refer to the Revenue Recognition and Deferred Sales Commission sections below for accounting policy updates upon our adoption of Topic 606.

•

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. We early adopted this new standard on June 1, 2018 using the modified retrospective method, which requires us to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to accumulated other comprehensive loss and retained earnings. The adoption of ASU 2017-12 did not have a material impact on our condensed consolidated financial statements. As a result of the adoption of ASU 2017-12, we have elected to modify certain of our hedge documentation to exclude the fair value of certain components of the related hedging instrument in our assessment of hedge effectiveness. See Note 7 for additional explanations of the impact of adoption.

•

ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs related to postretirement benefit plans. We adopted ASU 2017-07 on a full retrospective basis, which resulted in the retrospective reclassification of $14 million and $27 million of non-service net periodic pension cost for the three and six months ended November 30, 2017, respectively, from line items within operating expenses into non-operating income, net.

•

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 on a modified

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

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

The impacts of adopting Topic 606 and ASU 2017-07 for select historical condensed consolidated statements of operations line items were as follows:

	Three Months Ended November 30, 2017			Six Months Ended November 30, 2017
(in millions, except per share data)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Total revenues	$9,621	$(32)	$9,589	$18,809	$(116)	$18,693
Total operating expenses	$6,552	$(2)	$6,550	$12,919	$(15)	$12,904
Non-operating income, net	$273	$(11)	$262	$505	$(24)	$481
Provision for income taxes	$634	$(22)	$612	$1,009	$(41)	$968
Net income	$2,233	$(19)	$2,214	$4,442	$(84)	$4,358
Basic earnings per share	$0.54	$(0.01)	$0.53	$1.07	$(0.02)	$1.05
Diluted earnings per share	$0.52	$—	$0.52	$1.04	$(0.02)	$1.02

The impact of adopting Topic 606 for select historical condensed consolidated balance sheet line items was as follows:

	As of May 31, 2018
(in millions, except per share data)	As Previously Reported	Adjustments	As Adjusted
Trade receivables, net of allowances for doubtful accounts	$5,279	$(143)	$5,136
Prepaid expenses and other current assets	$3,424	$338	$3,762
Deferred tax assets	$1,491	$(96)	$1,395
Other non-current assets	$3,487	$488	$3,975
Total current liabilities	$19,195	$(71)	$19,124
Total non-current liabilities	$71,845	$9	$71,854
Total equity	$46,224	$649	$46,873

There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements. Except for the updates to our revenue recognition and deferred sales commission policies noted below, there have been no changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 that have had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three and six months ended November 30, 2018.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

Impacts of the U.S. Tax Cuts and Jobs Act of 2017

The comparability of our operating results in the second quarter and first half of fiscal 2019 compared to the corresponding prior year periods was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was effective for us starting in our third quarter of fiscal 2018. Information regarding our adoption and prospective impacts of the Tax Act on our tax and liquidity profile is included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018.  The net expense related to the enactment of the Tax Act has been accounted for during the second quarter and first half of fiscal 2019 based on provisional estimates pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118). Subsequent adjustments, if any, related to our enactment of the Tax Act will be accounted for in the period such adjustments are identified. The provisional estimates incorporate, among other factors, assumptions made based on interpretations of the Tax Act and existing tax laws and a range of historical financial and tax-specific facts and information, including among other items, the amount of cash and other specified assets and liabilities of the company and its foreign subsidiaries on relevant dates and estimates of deferred tax balances pending finalization of those balances.

Additionally, we are continuing to evaluate the accounting policy election required with regard to the Tax Act’s Global Intangible Low-Taxed Income (GILTI) provision. The Financial Accounting Standards Board (FASB) allows companies to adopt a policy election to account for GILTI under one of two methods: (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules (the period cost method), or (ii) account for GILTI in a company’s measurement of deferred taxes (the deferred method).  As of November 30, 2018, we have accounted for GILTI in accordance with the period cost method.  We have not finalized our policy election, and expect to do so after completion of our analysis of the GILTI provisions within the measurement period in accordance with SAB 118.

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

November 30, 2018

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

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable, which is included within accounts receivable on our condensed consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our condensed consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for cloud license and on-premise licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for license support and hardware support contracts are generally invoiced annually in advance. Cloud SaaS, PaaS and IaaS contracts are generally invoiced annually, quarterly or monthly in advance. Services are generally invoiced in advance or as the services are performed. Most contracts that contain a financing component are contracts financed through our financing division. The transaction price for a contract that is financed through our financing division is adjusted to reflect the time value of money and interest revenue is recorded as a component of non-operating income, net within our condensed consolidated statements of operations based on market rates in the country in which the transaction is being financed.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

Our revenue arrangements generally include standard warranty or service level provisions that our arrangements will perform and operate in all material respects as defined in the respective agreements, the financial impacts of which have historically been and are expected to continue to be insignificant. Our arrangements generally do not include a general right of return relative to the delivered products or services. We recognize revenues net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Revenue Recognition for Cloud Services

Revenues from cloud services provided on a subscription basis are generally recognized ratably over the contractual period that the services are delivered, beginning on the date our service is made available to our customers. We recognize revenue ratably because the customer receives and consumes the benefits of the cloud services throughout the contract period. Revenues from cloud services provided on a consumption basis, such as metered services, are generally recognized based on the utilization of the services by the customer.

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

Revenue Recognition for Services

Services revenues are generally recognized over time as the services are performed. Revenues for fixed price services are generally recognized over time applying input methods to estimate progress to completion. Revenues for consumption-based services are generally recognized as the services are performed.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

We use judgment in determining the SSP for products and services. For substantially all performance obligations except cloud licenses and on-premise licenses, we are able to establish SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish a standalone selling price range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Our cloud licenses and on-premise licenses have not historically been sold on a standalone basis, as substantially all customers elect to purchase license support contracts at the time of a cloud license and on-premise license purchase. License support contracts are generally priced as a percentage of the net fees paid by the customer to access the license. We are unable to establish SSP for our cloud licenses and on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a cloud license and an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud license and on-premise license revenues.

Deferred Sales Commissions

We defer sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining a cloud, license support and hardware support contract. Initial sales commissions for the majority of these aforementioned contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be four to five years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies, and other factors. Sales commissions for renewal contracts relating to our cloud-based arrangements are generally deferred and then amortized on a straight-line basis over the related contractual renewal period, which is generally one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. Total capitalized costs to obtain a contract and related balances were not material as of or during each of the three and six months ended November 30, 2018 and 2017, respectively.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of November 30, 2018 and May 31, 2018.

The amount of revenues recognized during the six months ended November 30, 2018 that were included in the opening deferred revenues balance as of May 31, 2018 was approximately $6.2 billion. Revenues recognized from performance obligations satisfied in prior periods were immaterial during each of the three and six months ended November 30, 2018 and 2017. Impairment losses recognized on our receivables were immaterial in each of the three and six months ended November 30, 2018 and 2017.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors.  In each fiscal year, the amounts and volumes of contracting activity and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter.  These seasonal impacts influence how our remaining performance obligations change over time. As of November 30, 2018, our remaining performance obligations were $30.1 billion, approximately 62% of which we expect to recognize as revenues over the next 12 months and the remainder thereafter.

Refer to Note 10 for our discussion of revenues disaggregation.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of November 30, 2018 and May 31, 2018 and our condensed consolidated statements of cash flows for the six months ended November 30, 2018 and 2017 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Transitional and other employee related costs	$11	$14	$25	$23
Stock-based compensation	—	—	—	1
Professional fees and other, net	4	3	6	6
Business combination adjustments, net	3	—	1	(2)
Total acquisition related and other expenses	$18	$17	$32	$28

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Interest income	$296	$281	$644	$539
Foreign currency losses, net	(22)	(6)	(55)	(11)
Noncontrolling interests in income	(32)	(28)	(71)	(75)
Other (loss) income, net	(50)	15	(34)	28
Total non-operating income, net	$192	$262	$484	$481

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $216 million and $1.0 billion for the three and six months ended November 30, 2018, respectively, and $159 million and $1.0 billion for the three and six months ended November 30, 2017, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

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

Financial Instruments:  In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for us in our first quarter of fiscal 2021, and earlier adoption is permitted beginning in the first quarter of fiscal 2020. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.

Leases:  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We expect to adopt Topic ASC 842 using the effective date as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

2.	ACQUISITIONS

Fiscal 2018 Acquisition of Aconex Limited

On March 28, 2018, we completed our acquisition of Aconex Limited (Aconex), a provider of cloud-based collaboration software for construction projects.

We have included the financial results of Aconex in our condensed consolidated financial statements from the date of acquisition. These results were not individually material to our condensed consolidated financial statements. The total preliminary purchase price for Aconex was approximately $1.2 billion, which consisted of approximately $1.2 billion in cash and $7 million for the fair values of stock options and restricted stock-based awards assumed. In connection with the Aconex acquisition, we have preliminarily recorded $15 million of net liabilities and $377 million of identifiable intangible assets based on their estimated fair values, and $859 million of residual goodwill. Goodwill generated from our acquisition of Aconex was primarily attributable to synergies expected to arise after the acquisition and is not expected to be tax deductible.

Other Fiscal 2019 and 2018 Acquisitions

During the first half of fiscal 2019 and the full fiscal year of 2018, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate.

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

The unaudited pro forma financial information for the three and six months ended November 30, 2018 presented the historical results of Oracle for the three and six months ended November 30, 2018, and certain other companies that we acquired since the beginning of fiscal 2019 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

The unaudited pro forma financial information for the three and six months ended November 30, 2017 combined the historical results of Oracle for the three and six months ended November 30, 2017 and the historical results of Aconex for the six month period ended December 31, 2017 (adjusted due to differences in reporting periods and considering the date we acquired Aconex) and certain other companies that we acquired since the beginning of fiscal 2018 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2018	2017	2018	2017
Total revenues	$9,564	$9,635	$18,762	$18,784
Net income	$2,328	$2,188	$4,589	$4,304
Basic earnings per share	$0.63	$0.53	$1.20	$1.04
Diluted earnings per share	$0.61	$0.51	$1.17	$1.00

3.	FAIR VALUE MEASUREMENTS

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

November 30, 2018

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2018			May 31, 2018
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$—	$38,586	$38,586	$223	$44,079	$44,302
Commercial paper debt securities	—	—	—	—	1,647	1,647
Money market funds	700	—	700	6,500	—	6,500
Derivative financial instruments	—	—	—	—	29	29
Total assets	$700	$38,586	$39,286	$6,723	$45,755	$52,478
Liabilities:
Derivative financial instruments	$—	$255	$255	$—	$158	$158

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. As of November 30, 2018 and May 31, 2018, approximately 23% and 26%, respectively, of our marketable securities investments mature within one year and 77% and 74%, respectively, mature within one to five years. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $57.9 billion and $58.0 billion of senior notes and the related fair value hedges that we had outstanding as of November 30, 2018 and May 31, 2018, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at November 30, 2018 and May 31, 2018 were $57.1 billion and $59.0 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2019 and the net book value of intangible assets as of November 30, 2018 and May 31, 2018 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average
(Dollars in millions)	May 31, 2018	Additions & Adjustments, net(1)	November 30, 2018	May 31, 2018	Expense	November 30, 2018	May 31, 2018	November 30, 2018	Useful Life(2)
Developed technology	$5,309	$301	$5,610	$(2,814)	$(424)	$(3,238)	$2,495	$2,372	3
Cloud services and license support agreements and related relationships	5,999	(11)	5,988	(2,285)	(376)	(2,661)	3,714	3,327	5
Other	1,622	1	1,623	(1,161)	(58)	(1,219)	461	404	4
Total intangible assets, net	$12,930	$291	$13,221	$(6,260)	$(858)	$(7,118)	$6,670	$6,103	3

(1)	Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2019.

Total amortization expense related to our intangible assets was $424 million and $858 million for the three and six months ended November 30, 2018, respectively, and $400 million and $811 million for the three and six months ended November 30, 2017, respectively. As of November 30, 2018, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2019	$812
Fiscal 2020	1,500
Fiscal 2021	1,279
Fiscal 2022	1,019
Fiscal 2023	625
Fiscal 2024	383
Thereafter	485
Total intangible assets, net	$6,103

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2018 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2018	$39,600	$2,367	$1,788	$43,755
Goodwill from acquisitions	96	—	—	96
Goodwill adjustments, net(1)	(63)	—	(10)	(73)
Balances as of November 30, 2018	$39,633	$2,367	$1,778	$43,778

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2019 Restructuring Plan). The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $432 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $237 million of restructuring expenses in connection with the 2019 Restructuring Plan in the first half of fiscal 2019 and we expect to incur the majority of the estimated remaining $195 million through the end of fiscal 2020. Any changes to the estimates of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2018(2)	Six Months Ended November 30, 2018				Accrued November 30, 2018(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2019 Restructuring Plan(1)
Cloud and license	$—	$120	$—	$(54)	$(1)	$65	$120	$230
Hardware	—	41	—	(21)	—	20	41	66
Services	—	24	1	(14)	—	11	25	45
Other(6)	—	51	—	(24)	2	29	51	91
Total 2019 Restructuring Plan	$—	$236	$1	$(113)	$1	$125	$237	$432
Total other restructuring plans(7)	$282	$5	$(28)	$(136)	$2	$125
Total restructuring plans	$282	$241	$(27)	$(249)	$3	$250

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)

The balances at November 30, 2018 and May 31, 2018 included $239 million and $257 million, respectively, recorded in other current liabilities, and $11 million and $25 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2018	May 31, 2018
Cloud services and license support	$7,009	$7,265
Hardware	577	645
Services	377	404
Cloud license and on-premise license	283	27
Deferred revenues, current	8,246	8,341
Deferred revenues, non-current (in other non-current liabilities)	652	625
Total deferred revenues	$8,898	$8,966

Deferred cloud services and license support revenues and deferred hardware revenues substantially represent customer payments made in advance for cloud or support contracts that are typically billed in advance with corresponding revenues generally being recognized ratably over the contractual periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred cloud license and on-premise license revenues typically resulted from customer payments that relate to undelivered products and services or specified enhancements.

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

November 30, 2018

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

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of November 30, 2018 and May 31, 2018, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.8 billion and $3.4 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.6 billion and $1.4 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of November 30, 2018 and May 31, 2018. The cash flows related to these foreign currency contracts are classified as operating activities. Net gains or losses related to these forward contracts are included in non-operating income, net.

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

Fair Values of Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	November 30, 2018	May 31, 2018
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$—	$24
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current assets	—	5
Total derivative assets		$—	$29
Derivative liabilities:
Interest rate swap agreements designated as fair value hedges	Other current liabilities	$20	$7
Interest rate swap agreements designated as fair value hedges	Other non-current liabilities	49	48
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	28	—
Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	158	103
Total derivative liabilities		$255	$158

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

Effects of Fair Value Hedging Relationships on Hedged Items in Condensed Consolidated Balance Sheet

(in millions)	November 30, 2018	May 31, 2018
Notes payable and other borrowings, current:
Carrying amount of hedged item	$3,479	$1,492
Cumulative hedging adjustments included in the carrying amount	(20)	(7)
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	3,537	5,584
Cumulative hedging adjustments included in the carrying amount	(69)	(19)

Effects of Derivative Instruments Designated as Hedges on Income

	Three Months Ended November 30,
	2018		2017
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of income line amounts in which the hedge effects were recorded	$192	$(519)	$262	$(475)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$(31)	$—	$(47)
Hedged items	—	31	—	47
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	(24)	1	—	—
Hedged items	21	(1)	—	—
Cross-currency swap agreements designated as cash flow hedges:
Amount of loss reclassified from accumulated OCI or OCL	(49)	—	(16)	—
Total loss on hedges recognized in income	$(52)	$—	$(16)	$—

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

	Six Months Ended November 30,
	2018		2017
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of income line amounts in which the hedge effects were recorded	$484	$(1,048)	$481	$(944)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$(38)	$—	$(47)
Hedged items	—	38	—	47
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	(28)	1	—	—
Hedged items	26	(1)	—	—
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI or OCL	(37)	—	91	—
Total gain (loss) on hedges recognized in income	$(39)	$—	$91	$—

Gain (Loss) on Derivative and Non-Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI) or Loss (OCL)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Cross-currency swap agreements designated as cash flow hedges	$(41)	$19	$(55)	$104
Foreign currency borrowings designated as net investment hedge	—	10	—	(54)

8.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 17, 2018, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. As of November 30, 2018, approximately $9.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 415.3 million shares for $20.0 billion during the six months ended November 30, 2018 (including 5.3 million shares for $257 million that were repurchased but not settled) and 50.9 million shares for $2.5 billion during the six months ended November 30, 2017 under the stock repurchase program.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

Dividends on Common Stock

During the six months ended November 30, 2018, our Board of Directors declared cash dividends of $0.38 per share of our outstanding common stock, which we paid during the same period.

In December 2018, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock. The dividend is payable on January 30, 2019 to stockholders of record as of the close of business on January 16, 2019. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2019 Stock-Based Awards Activity, Valuation and Compensation Expense

During the first half of fiscal 2019, we issued 42 million restricted stock-based units (RSUs) and 7 million stock options (SOs). Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions. Our fiscal 2019 stock-based awards issuances were partially offset by forfeitures and cancellations of 22 million shares during the first half of fiscal 2019.

The RSUs and SOs that were granted during the six months ended November 30, 2018 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Cloud services and license support	$24	$20	$48	$38
Hardware	2	3	5	6
Services	12	14	25	28
Sales and marketing	93	98	188	187
Research and development	222	237	479	472
General and administrative	43	46	87	90
Acquisition related and other	—	—	—	1
Total stock-based compensation	$396	$418	$832	$822

9.	INCOME TAXES

Our effective tax rates for the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In the third quarter of fiscal 2018, the Tax Act was signed into law. The more significant provisions of the Tax Act as applicable to us are described in Note 1 under “Impacts of the U.S. Tax Cuts and Jobs Act of 2017” above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. During the first half of fiscal 2019, we recorded a benefit of $153 million in accordance with SAB 118 related to adjustments in our estimates of the one-time transition tax on certain foreign subsidiary earnings affected by the Tax Act. Our provision for income taxes for the first half of fiscal 2019 varied from the 21% U.S. statutory rate imposed by the Tax Act primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction, the tax effect of GILTI, and a reduction to our transition tax recorded consistent with the provision of SAB 118. Our provision for income taxes for the fiscal 2018 periods presented differed from the tax computed at the previous U.S. federal statutory income tax rate due primarily to certain

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Our effective tax rates were 15.9% and 13.5%, respectively, for the three and six months ended November 30, 2018, respectively, and 21.7% and 18.2%, respectively, for the three and six months ended November 30, 2017, respectively.

Our net deferred tax assets were $1.5 billion and $1.3 billion as of November 30, 2018 and May 31, 2018, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

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

Our cloud and license business engages in the sale, marketing and delivery of our applications, platform and infrastructure technologies through cloud and on-premise deployment models including our cloud services and license support offerings; and our cloud license and on-premise license offerings. Cloud services and license support revenues are generated from offerings that are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms, and renewed by customers upon completion of the contractual terms. Cloud services and license support contracts provide customers with access to the latest updates to the applications, platform and infrastructure technologies as they become available and for which the customer contracted and related technical support services over the contractual term. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract. In each fiscal year, our cloud and license business’ contractual activities are typically highest in our fourth fiscal quarter and the related cash flows are typically highest in the following quarter (i.e. in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Cloud and license:
Revenues(1)	$7,859	$7,801	$15,342	$15,127
Cloud services and license support expenses	912	854	1,779	1,672
Sales and marketing expenses	1,834	1,778	3,577	3,457
Margin(2)	$5,113	$5,169	$9,986	$9,998
Hardware:
Revenues	$891	$941	$1,796	$1,884
Hardware products and support expenses	325	343	642	707
Sales and marketing expenses	118	158	257	332
Margin(2)	$448	$440	$897	$845
Services:
Revenues	$817	$856	$1,630	$1,716
Services expenses	677	680	1,353	1,342
Margin(2)	$140	$176	$277	$374
Totals:
Revenues(1)	$9,567	$9,598	$18,768	$18,727
Expenses	3,866	3,813	7,608	7,510
Margin(2)	$5,701	$5,785	$11,160	$11,217

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

November 30, 2018

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Total revenues for operating segments	$9,567	$9,598	$18,768	$18,727
Cloud and license revenues(1)	(5)	(9)	(13)	(34)
Total revenues	$9,562	$9,589	$18,755	$18,693

Total margin for operating segments	$5,701	$5,785	$11,160	$11,217
Cloud and license revenues(1)	(5)	(9)	(13)	(34)
Research and development	(1,475)	(1,473)	(3,039)	(3,045)
General and administrative	(299)	(320)	(619)	(638)
Amortization of intangible assets	(424)	(400)	(858)	(811)
Acquisition related and other	(18)	(17)	(32)	(28)
Restructuring	(143)	(292)	(233)	(416)
Stock-based compensation for operating segments	(131)	(135)	(266)	(259)
Expense allocations and other, net	(105)	(100)	(222)	(197)
Interest expense	(519)	(475)	(1,048)	(944)
Non-operating income, net	192	262	484	481
Income before provision for income taxes	$2,774	$2,826	$5,314	$5,326

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

Disaggregation of Revenues

We have considered information that is regularly reviewed by our CODMs in evaluating financial performance, and disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues to depict how the nature, amount, timing and uncertainty of revenues and cash flows are effected by economic factors. The principal category we use to disaggregate revenues is the nature of our products and services as presented in our condensed consolidated statements of operations.

The following table is a summary of our total revenues by geographic region. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Americas	$5,243	$5,281	$10,404	$10,379
EMEA(1)	2,782	2,796	5,358	5,331
Asia Pacific(2)	1,537	1,512	2,993	2,983
Total revenues	$9,562	$9,589	$18,755	$18,693

(1)	Comprised of Europe, the Middle East and Africa
(2)	The Asia Pacific region includes Japan

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Applications revenues	$2,808	$2,668	$5,569	$5,284
Platform and infrastructure revenues	5,046	5,124	9,760	9,809
Total cloud and license revenues	$7,854	$7,792	$15,329	$15,093

11.	EARNINGS PER SHARE

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income	$2,333	$2,214	$4,598	$4,358
Weighted average common shares outstanding	3,720	4,160	3,812	4,158
Dilutive effect of employee stock plans	97	123	96	125
Dilutive weighted average common shares outstanding	3,817	4,283	3,908	4,283
Basic earnings per share	$0.63	$0.53	$1.21	$1.05
Diluted earnings per share	$0.61	$0.52	$1.18	$1.02
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	72	76	76	53

(1)

These weighted shares relate to anti-dilutive restricted service based stock-based awards and stock options (as calculated using the treasury stock method) and contingently issuable shares under PSO and PSU arrangements. Such shares could be dilutive in the future.

12.	LEGAL PROCEEDINGS

Hewlett-Packard Company Litigation

On June 15, 2011, Hewlett-Packard Company, now Hewlett Packard Enterprise Company (HP), filed a complaint in the California Superior Court, County of Santa Clara against Oracle Corporation alleging numerous causes of action including breach of contract, breach of the covenant of good faith and fair dealing, defamation, intentional interference with prospective economic advantage, and violation of the California Unfair Business Practices Act. The complaint alleged that when Oracle announced on March 22 and 23, 2011 that it would no longer develop future versions of its software to run on HP’s Itanium-based servers, it breached a settlement agreement signed on September 20, 2010 between HP and Mark Hurd (the Hurd Settlement Agreement), who is our Chief Executive Officer and was both HP’s former chief executive officer and chairman of HP’s board of directors. HP sought a judicial declaration of the parties’ rights and obligations under the Hurd Settlement Agreement and other equitable and monetary relief. Oracle answered the complaint and filed cross-claims.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2018

(Unaudited)

After a bench trial on the meaning of the Hurd Settlement Agreement, the court found that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers at no cost to HP.  The case proceeded to a jury trial in May 2016. On June 30, 2016, the jury returned a verdict in favor of HP on its claims for breach of contract and breach of the implied covenant of good faith and fair dealing and against Oracle on its cross-claims.  The jury awarded HP $3.0 billion in damages. Under the court’s rulings, HP is entitled to post-judgment interest, but not pre-judgment interest, on this award.

After the trial court denied Oracle’s motion for a new trial, Oracle filed a notice of appeal on January 17, 2017. On February 2, 2017, HP filed a notice of appeal of the trial court’s denial of pre-judgment interest.

Oracle has posted a bond for the amounts owing. No amounts have been paid or recorded to our results of operations. We continue to believe that we have meritorious defenses against HP’s claims, and we intend to present these defenses to the appellate court. Our opening brief is due March 7, 2019. We cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding the appeal process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the appeal process related to this action is uncertain. It is possible that the resolution of this action could have a material impact on our future cash flows and results of operations.

Derivative Litigation

On May 3, 2017, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware, and on July 18, 2017, a second stockholder derivative lawsuit was filed in the same court.  The second case was brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf. The suit was brought against all the then-current members and one former member of our Board of Directors, and Oracle as a nominal defendant. Plaintiff alleges that the defendants breached their fiduciary duties by causing Oracle to agree to purchase NetSuite Inc. at an excessive price. Plaintiff seeks declaratory relief, unspecified monetary damages (including interest), and attorneys’ fees and costs.

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

On May 4, 2018, the Board of Directors established a Special Litigation Committee (the SLC) to investigate the allegations in this derivative action. Three outside directors serve on the SLC.  On July 24, 2018, the court entered an order granting the SLC’s motion to stay this case for six months, and ordering the SLC to provide a status report by November 30, 2018. The SLC provided a status report to the court on November 29, 2018.

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

Business Overview

Oracle Corporation provides products and services that address all aspects of information technology (IT) environments—applications, platform and infrastructure. Our applications, platform and infrastructure offerings are delivered to customers worldwide through a variety of flexible and interoperable IT deployment models, including cloud-based, on-premise, or hybrid IT models, which enable customer choice and flexibility. We market and sell our offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs.

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

Cloud and License Business

Our cloud and license line of business, which represented 82% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of applications, platform and infrastructure technologies through our cloud and license offerings.

Cloud services and license support revenues include:

•

license support revenues, which are earned by providing license support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications, platform and/or infrastructure software licenses for use in cloud, on-premise and other IT environments. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements for which current license support customers are entitled to receive. License support contracts are generally priced as a percentage of the net fees paid by the customer to purchase a cloud license and/or on-premise license; are generally billed in advance of the support services being performed; are generally renewed; and are generally recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year; and

•

cloud services revenues, which includes revenues from Oracle Cloud Software-as-a-Service (SaaS), Platform-as-a-Service (PaaS) and Infrastructure-as-a-Service (IaaS) offerings (collectively, Oracle Cloud Services), which provide customers access to applications, platform and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. The majority of our Oracle Cloud Services arrangements are billed in advance of the cloud services being performed; have durations of one to three years; are generally renewed; and are generally recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed.

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

Our cloud and license business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud license and on-premise license revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud license and on-premise license revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud services and license support contracts to the customer contract base that we generally recognize ratably; the renewal of existing customers’ cloud services and license support contracts over the course of each fiscal year that we generally recognize ratably; and the historical upward trend of our cloud license and on-premise license revenues, which we generally recognize at a point in time upon delivery, over those four quarterly periods.

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

Services Business

Our services business helps customers and partners maximize the performance of their investments in Oracle applications, platform and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services offerings include consulting services, advanced customer support services and education services and represented 8% of our total revenues on a trailing 4-quarter basis. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are impacted by, among others: our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the associated services for these offerings; certain of our acquisitions; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; and tighter controls over customer discretionary spending.

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

During the first half of fiscal 2019, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 and subsequent amendments to the initial guidance: ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, (collectively, Topic 606), utilizing the full retrospective method of transition whereby the results for the comparative fiscal 2018 periods presented throughout this Form 10-Q were recast to be presented as if Topic 606 had been in effect during such fiscal 2018 periods, the impacts of which were not material relative to the historical amounts previously reported.  See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our adoption of Topic 606 and its impacts on our consolidated financial statements.  Except for the adoption of Topic 606, there have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended May 31, 2018.

Results of Operations

Impacts of the U.S. Tax Cuts and Jobs Act of 2017

The comparability of our operating results in the first half of fiscal 2019 compared to the corresponding prior year was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was effective for us starting in our third quarter of fiscal 2018. Information regarding our adoption and the prospective impacts of the Tax Act on our tax and liquidity profile is included in Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and also in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018.

Impacts of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2019 compared to the same periods of fiscal 2018 was impacted by our recent acquisitions. In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2019 compared to the same periods of fiscal 2018, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our businesses’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons may not be separately identifiable due to the integration of these businesses into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2018, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2018 and 2017, our financial statements would reflect reported revenues of $1.13 million in the first half of fiscal 2019 (using 1.13 as the month-end average exchange rate for the period) and $1.19 million in the first half of fiscal 2018 (using 1.19 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first half of fiscal 2019 and first half of fiscal 2018 using the May 31, 2018 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Total Revenues by Geography:
Americas	$5,243	-1%	0%	$5,281	$10,404	0%	1%	$10,379
EMEA(1)	2,782	-1%	3%	2,796	5,358	0%	3%	5,331
Asia Pacific(2)	1,537	2%	5%	1,512	2,993	0%	3%	2,983
Total revenues	9,562	0%	2%	9,589	18,755	0%	2%	18,693
Total Operating Expenses	6,461	-1%	1%	6,550	12,877	0%	1%	12,904
Total Operating Margin	$3,101	2%	5%	$3,039	$5,878	2%	4%	$5,789
Total Operating Margin %	32%			32%	31%			31%
% Revenues by Geography:
Americas	55%			55%	55%			55%
EMEA	29%			29%	29%			29%
Asia Pacific	16%			16%	16%			16%
Total Revenues by Business:
Cloud and license	$7,854	1%	3%	$7,792	$15,329	2%	3%	$15,093
Hardware	891	-5%	-3%	941	1,796	-5%	-3%	1,884
Services	817	-5%	-2%	856	1,630	-5%	-3%	1,716
Total revenues	$9,562	0%	2%	$9,589	$18,755	0%	2%	$18,693
% Revenues by Business:
Cloud and license	82%			81%	82%			81%
Hardware	9%			10%	9%			10%
Services	9%			9%	9%			9%

(1)	Comprised of Europe, the Middle East and Africa
(2)	The Asia Pacific region includes Japan

Excluding the effects of currency rate fluctuations, our total revenues increased in the fiscal 2019 periods presented relative to the corresponding prior year periods primarily due to growth in our cloud and license business’ revenues, which were partially offset by decreases in our hardware revenues and services revenues. The constant currency increases in our cloud and license revenues during the fiscal 2019 periods presented were attributable to growth in our cloud services and license support revenues as customers purchased our applications, platform and infrastructure technologies via cloud deployment models and license deployment models and renewed their related cloud and license support contracts to continue to gain access to our latest technology and support services. The constant currency decreases in our hardware revenues during the fiscal 2019 periods presented were due to a reduction in our hardware products revenues and hardware support revenues primarily due to the emphasis we placed on the marketing and sale of our cloud and license technologies. The constant currency decreases in our services revenues during the fiscal 2019 periods presented were attributable to declines in our consulting services and education services revenues. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 11% and 35%, respectively, 44% and 40%, respectively, and 45% and 25%, respectively, to the growth in our second quarter and first half of fiscal 2019 total revenues, respectively.

Excluding the effects of currency rate fluctuations, our total operating expenses increased in the fiscal 2019 periods presented relative to the corresponding prior year periods primarily due to higher cloud services and license support expenses and higher cloud and license related sales and marketing expenses, both of which resulted primarily from increased headcount and infrastructure expenses to support the increases in our cloud and license business’ revenues; increased research and development expenses; and higher amortization of intangible assets. These constant currency expense increases were partially offset by certain expense decreases during the fiscal 2019 periods presented relative to the corresponding prior year periods, which primarily consisted of lower restructuring expenses; lower hardware products costs and a related decrease in hardware sales and marketing costs, both of which aligned to lower hardware revenues; and lower general and administrative expenses due primarily to lower professional fees incurred.

In constant currency, our total operating margin and operating margin as a percentage of total revenues increased during the fiscal 2019 periods presented primarily due to the increases in total revenues.

Supplemental Disclosure Related to Certain Charges

To supplement our condensed consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future. You should review the introduction under “Impacts of Acquisitions” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments, expenses related to acquisitions, and certain other expense, and income items that affected our GAAP net income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2018	2017	2018	2017
Cloud services and license support deferred revenues(1)	$5	$9	$13	$34
Acquired deferred sales commissions amortization(2)	—	(5)	—	(16)
Amortization of intangible assets(3)	424	400	858	811
Acquisition related and other(4)(6)	18	17	32	28
Restructuring(5)	143	292	233	416
Stock-based compensation, operating segments(6)	131	135	266	259
Stock-based compensation, R&D and G&A(6)	265	283	566	562
Income tax effects(7)	(258)	(385)	(503)	(895)
Income tax reform(8)	—	—	(153)	—
	$728	$746	$1,312	$1,199

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

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of November 30, 2018, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2019	$812
Fiscal 2020	1,500
Fiscal 2021	1,279
Fiscal 2022	1,019
Fiscal 2023	625
Fiscal 2024	383
Thereafter	485
Total intangible assets, net	$6,103

(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(5)

Restructuring expenses during the first half of fiscal 2019 primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Restructuring expenses during the first half of fiscal 2018 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses”, Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

(6)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Cloud services and license support	$24	$20	$48	$38
Hardware	2	3	5	6
Services	12	14	25	28
Sales and marketing	93	98	188	187
Stock-based compensation, operating segments	131	135	266	259
Research and development	222	237	479	472
General and administrative	43	46	87	90
Acquisition related and other	—	—	—	1
Total stock-based compensation	$396	$418	$832	$822

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated generally upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

For the second quarter and first half of fiscal 2019, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, excluding income tax reform (see footnote (8) below), resulted in an effective tax rate of 18.6% and 18.8%, respectively, instead of 15.9% and 13.5%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the exclusion of stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for the second quarter and first half of fiscal 2018 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 25.2% and 25.1%, respectively, instead of 21.7% and 18.2%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects for stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets.

(8)

The income tax reform adjustment for the first half of fiscal 2019 presented in the table above was due to the enactment of the Tax Act (refer to “Provision for Income Taxes” below for additional discussion), which was effective for us in our third quarter of fiscal 2018 and for which we continue to refine our estimates related to our adoption of the Tax Act pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118).

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Cloud and License Revenues:
Americas(1)	$4,395	0%	1%	$4,392	$8,687	1%	2%	$8,594
EMEA(1)	2,262	0%	4%	2,254	4,325	1%	4%	4,269
Asia Pacific(1)	1,202	4%	8%	1,155	2,330	3%	6%	2,264
Total revenues(1)	7,859	1%	3%	7,801	15,342	1%	3%	15,127
Expenses:
Cloud services and license support(2)	912	7%	9%	854	1,779	6%	8%	1,672
Sales and marketing(2)	1,834	3%	5%	1,778	3,577	3%	5%	3,457
Total expenses(2)	2,746	4%	6%	2,632	5,356	4%	6%	5,129
Total Margin	$5,113	-1%	1%	$5,169	$9,986	0%	2%	$9,998
Total Margin %	65%			66%	65%			66%
% Revenues by Geography:
Americas	56%			56%	57%			57%
EMEA	29%			29%	28%			28%
Asia Pacific	15%			15%	15%			15%
Revenues by Offerings:
Cloud services and license support(1)	$6,642	3%	5%	$6,470	$13,259	3%	4%	$12,902
Cloud license and on-premise license	1,217	-9%	-6%	1,331	2,083	-6%	-4%	2,225
Total revenues(1)	$7,859	1%	3%	$7,801	$15,342	1%	3%	$15,127
Revenues by Ecosystem:
Applications revenues(1)	$2,812	5%	7%	$2,675	$5,581	5%	6%	$5,314
Platform and infrastructure revenues(1)	5,047	-2%	1%	5,126	9,761	-1%	1%	9,813
Total revenues(1)	$7,859	1%	3%	$7,801	$15,342	1%	3%	$15,127

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

Excluding the effects of currency rate fluctuations, total revenues from our cloud and license business increased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues, which was primarily due to increased customer purchases and renewals of cloud-based services and license support services in recent periods for which we delivered such services during the fiscal 2019 periods presented, and due to contributions from our recent acquisitions. In constant currency, our total applications revenues and our total platform and infrastructure revenues each grew during the fiscal 2019 periods presented, each relative to the corresponding prior year periods, as customers continued to deploy our applications technologies and platform and infrastructure technologies through a wide array of different deployment models that we offer to enable customer choice. The Americas region contributed 21% and 38%, respectively, the EMEA region contributed 37% and 34%, respectively, and the Asia Pacific region contributed 42% and 28%, respectively, of the constant currency revenues growth for this business during the second quarter and first half of fiscal 2019, respectively.

In constant currency, total cloud and license expenses increased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to higher sales and marketing expenses and higher cloud services and license support expenses, both of which increased primarily due to higher employee related expenses from higher headcount. In addition, our constant currency cloud services and license support expenses increased during the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to higher technology infrastructure expenses that supported the growth in our revenues.

Excluding the effects of currency rate fluctuations, our cloud and license segment’s total margin increased during the fiscal 2019 periods presented, relative to the corresponding prior year periods, primarily due to the fiscal 2019 increases in revenues for this segment, while total fiscal 2019 margins as a percentage of revenues decreased slightly due to expenses growth for this segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Hardware Revenues:
Americas	$461	-4%	-3%	$483	$927	-4%	-3%	$968
EMEA	257	-5%	-1%	272	518	-5%	-1%	543
Asia Pacific	173	-7%	-4%	186	351	-6%	-4%	373
Total revenues	891	-5%	-3%	941	1,796	-5%	-3%	1,884
Expenses:
Hardware products and support(1)	325	-5%	-2%	343	642	-9%	-7%	707
Sales and marketing(1)	118	-25%	-23%	158	257	-22%	-20%	332
Total expenses(1)	443	-12%	-9%	501	899	-13%	-11%	1,039
Total Margin	$448	2%	4%	$440	$897	6%	8%	$845
Total Margin %	50%			47%	50%			45%
% Revenues by Geography:
Americas	52%			51%	51%			51%
EMEA	29%			29%	29%			29%
Asia Pacific	19%			20%	20%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to lower hardware products revenues and, to a lesser extent, lower hardware support revenues. The decreases in hardware products revenues in the fiscal 2019 periods presented, relative to the fiscal 2018 periods presented, were primarily attributable to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. These constant currency fiscal 2019 hardware revenues decreases were partially offset by certain fiscal 2019 hardware revenues increases related to our Oracle Engineered Systems offerings, primarily Oracle Exadata.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware products costs and lower sales and marketing employee related expenses, which aligned to lower hardware revenues.

In constant currency, total margin and total margin as percentage of revenues for our hardware segment increased during the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to lower expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Services Revenues:
Americas	$393	-4%	-2%	$410	$803	-5%	-3%	$841
EMEA	262	-3%	0%	271	515	-1%	1%	520
Asia Pacific	162	-8%	-4%	175	312	-12%	-9%	355
Total revenues	817	-5%	-2%	856	1,630	-5%	-3%	1,716
Total Expenses(1)	677	0%	3%	680	1,353	1%	3%	1,342
Total Margin	$140	-21%	-19%	$176	$277	-26%	-25%	$374
Total Margin %	17%			21%	17%			22%
% Revenues by Geography:
Americas	48%			48%	49%			49%
EMEA	32%			32%	32%			30%
Asia Pacific	20%			20%	19%			21%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased during the fiscal 2019 periods presented relative to the corresponding prior year periods primarily due to revenue declines in our consulting services and education services. Constant currency decreases in our services revenues in the Americas and Asia Pacific regions were partially offset by a constant currency services revenues increase in the EMEA region during the fiscal 2019 periods presented.

In constant currency, total services expenses increased during the fiscal 2019 periods presented relative to the corresponding prior year periods primarily due to an increase in headcount related expenses associated with our consulting offerings. In constant currency, total margin and total margin as a percentage of total services revenues decreased during the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to the decreases in revenues and increased expenses for this business.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Research and development(1)	$1,253	1%	3%	$1,236	$2,560	-1%	1%	$2,573
Stock-based compensation	222	-7%	-7%	237	479	1%	1%	472
Total expenses	$1,475	0%	2%	$1,473	$3,039	0%	1%	$3,045
% of Total Revenues	15%			15%	16%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2019 periods presented, primarily due to increased employee related expenses resulting from increased headcount.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
General and administrative(1)	$256	-6%	-4%	$274	$532	-3%	-1%	$548
Stock-based compensation	43	-8%	-8%	46	87	-3%	-3%	90
Total expenses	$299	-7%	-5%	$320	$619	-3%	-1%	$638
% of Total Revenues	3%			3%	3%			4%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses decreased during the fiscal 2019 periods presented primarily due to reductions in professional fees, partially offset by modestly higher employee related expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Developed technology	$212	12%	12%	$188	$424	12%	12%	$378
Cloud services and license support agreements and related relationships	184	2%	2%	181	376	4%	4%	363
Other	28	-10%	-10%	31	58	-17%	-17%	70
Total amortization of intangible assets	$424	6%	6%	$400	$858	6%	6%	$811

Amortization of intangible assets increased during the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to additional amortization from intangible assets that we acquired in connection with our recent acquisitions, partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Transitional and other employee related costs	$11	-24%	-23%	$14	$25	6%	7%	$23
Stock-based compensation	—	*	*	—	—	-100%	-100%	1
Professional fees and other, net	4	22%	23%	3	6	-4%	0%	6
Business combination adjustments, net	3	*	*	—	1	123%	127%	(2)
Total acquisition related and other expenses	$18	7%	9%	$17	$32	13%	15%	$28

*	Not meaningful

On a constant currency basis, acquisition related and other expenses increased slightly in the fiscal 2019 periods presented, relative to the corresponding prior year periods, primarily due to an increase in net expenses associated with business combination adjustments.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Restructuring expenses	$143	-51%	-50%	$292	$233	-44%	-43%	$416

Restructuring expenses in the fiscal 2019 periods presented primarily related to our 2019 Restructuring Plan. Restructuring expenses in fiscal 2018 periods presented primarily related to our 2017 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $432 million, of which approximately $195 million were remaining as of November 30, 2018, and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through an expected end date of fiscal 2020. Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Interest expense	$519	9%	9%	$475	$1,048	11%	11%	$944

Interest expense increased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in November 2017 which was partially offset by a reduction in interest expense resulting from the maturity and repayment of $6.0 billion of senior notes during fiscal 2018.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Interest income	$296	5%	6%	$281	$644	20%	20%	$539
Foreign currency losses, net	(22)	228%	207%	(6)	(55)	407%	366%	(11)
Noncontrolling interests in income	(32)	15%	14%	(28)	(71)	-4%	-5%	(75)
Other (loss) income, net	(50)	434%	436%	15	(34)	223%	225%	28
Total non-operating income, net	$192	-26%	-26%	$262	$484	1%	1%	$481

Fiscal Second Quarter 2019 Compared to Fiscal Second Quarter 2018:  On a constant currency basis, our non-operating income, net decreased during the second quarter of fiscal 2019 relative to the corresponding prior year period due primarily to an increase in other losses, net, which were primarily attributable to changes in market values associated with certain marketable equity securities that we held for certain employee benefit plans and classified as trading, and for which an equal and offsetting amount was recorded to our operating expenses in the same period. This fiscal second quarter 2019 decrease was partially offset by higher interest income earned during the second quarter of fiscal 2019 resulting from higher interest rates on our portfolio of marketable debt securities.

First Half Fiscal 2019 Compared to First Half Fiscal 2018:  On a constant currency basis our non-operating income, net increased during the first half of fiscal 2019 relative to the corresponding prior year period due primarily to higher interest income earned during the second quarter of fiscal 2019, partially offset by other losses as described above.

Provision for Income Taxes:   Our effective tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In our third quarter of fiscal 2018, the Tax Act was signed into law. The more significant provisions of the Tax Act as applicable to us are described in Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and are also described in our Annual Report on Form 10-K for the year ended May 31, 2018. Our provision for income taxes for the fiscal 2019 periods presented varied from the 21% U.S. statutory rate imposed by the Tax Act due primarily to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction, the tax effect of Global Intangible Low-Taxed Income, and a reduction to our transition tax recorded consistent with the provisions of SAB 118. Our provision for income taxes for the fiscal 2018 periods presented varied from the tax computed at the previous U.S. federal statutory income tax rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Provision for income taxes	$441	-28%	-28%	$612	$716	-26%	-26%	$968
Effective tax rate	15.9%			21.7%	13.5%			18.2%

Fiscal Second Quarter 2019 Compared to Fiscal Second Quarter 2018:  Provision for income taxes decreased in the second quarter of fiscal 2019, relative to the corresponding prior year period, primarily due to the net favorable impact of the Tax Act (taking into account the favorable impact on our tax profile), a favorable change in the jurisdictional mix of our earnings, and lower income before provision for income taxes.

First Half Fiscal 2019 Compared to First Half Fiscal 2018:  Provision for income taxes decreased in the first half of fiscal 2019, relative to the corresponding prior year period, primarily due to similar reasons as noted above and also due to a benefit adjustment recorded pursuant to SAB 118 during the first half of fiscal 2019. These favorable tax expense items were partially offset by lower realized excess tax benefits related to stock-based compensation in the first half of fiscal 2019 relative to the corresponding prior year period.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2018	Change	May 31, 2018
Working capital	$36,623	-36%	$57,035
Cash, cash equivalents and marketable securities	$49,391	-27%	$67,261

Working capital:   The decrease in working capital as of November 30, 2018 in comparison to May 31, 2018 was primarily due to cash used for repurchases of our common stock, the reclassification of $4.5 billion of long-term senior notes as a current liability and cash used to pay dividends to our stockholders during the first half of fiscal 2019. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during the first half of fiscal 2019 and, to a lesser extent, proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at November 30, 2018 in comparison to May 31, 2018 was primarily due to $20.0 billion of repurchases of our common stock, the repayment of $2.5 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first half of fiscal 2019 were partially offset by certain cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during the first half of fiscal 2019.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first half of fiscal 2019, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of November 30, 2018 relative to what we would have reported using constant currency rates from the May 31, 2018 balance sheet date.

	Six Months Ended November 30,
(Dollars in millions)	2018	Change	2017
Net cash provided by operating activities	$7,268	-2%	$7,416
Net cash provided by (used for) investing activities	$5,452	172%	$(7,528)
Net cash used for financing activities	$(23,356)	4,543%	$(503)

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

Net cash provided by operating activities decreased modestly in the first half of fiscal 2019, relative to the corresponding prior year period, primarily due to certain cash unfavorable changes in working capital balances, primarily cash unfavorable changes associated with income taxes, which was largely attributable to an installment payment made pursuant to the transition tax provisions of the Tax Act. These unfavorable cash changes during the first half of fiscal 2019 were partially offset by higher net income during the first half of fiscal 2019.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities was $5.5 billion in the first half of fiscal 2019 compared to $7.5 billion of net cash used for investing activities in the first half of fiscal 2018.  The increase in net cash provided by investing activities during the first half of fiscal 2019 was primarily due to a decrease in purchases of marketable securities and other investments.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first half of fiscal 2019 increased compared to the first half of fiscal 2018 due primarily to increased stock repurchases as we repurchased $20.0 billion of common stock in the first half of fiscal 2019 compared to $2.5 billion in the first half of fiscal 2018.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2018	Change	2017
Net cash provided by operating activities	$15,238	5%	$14,581
Capital expenditures	(1,468)	-28%	(2,037)
Free cash flow	$13,770	10%	$12,544
Net income	$3,827		$9,932
Free cash flow as percent of net income	360%		126%

Long-Term Customer Financing:   We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $247 million and $442 million, respectively, or approximately 12% and 20%, respectively, of our cloud license and on-premise license revenues in the first half of fiscal 2019 and 2018, respectively.

Contractual Obligations:   During the first half of fiscal 2019, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2015 has been a weighted-average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at November 30, 2018, which generally have a ten-year exercise period, approximately 23.2% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2018, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.0%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2019. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 17, 2018, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. As of November 30, 2018, approximately $9.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2018—September 30, 2018	69.8	$50.04	69.8	$16,357.8
October 1, 2018—October 31, 2018	74.3	$48.57	74.3	$12,748.1
November 1, 2018—November 30, 2018	59.0	$49.10	59.0	$9,848.4
Total	203.1	$49.23	203.1

Item 5.	Other Information

On December 17, 2018, we issued a press release announcing our financial results for our fiscal second quarter ended November 30, 2018 furnished as Exhibit 99.1 to a Form 8-K. The press release stated that our two cloud ERP businesses, Fusion ERP and NetSuite ERP, delivered a revenue growth rate of 32% in the quarter, which was the non-GAAP growth rate. The correct GAAP percentage growth rate is 34%.

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2018 and May 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 19, 2018	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 19, 2018	By:	/s/ William Corey West
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer