Form 10-Q
period 2019-02-28
ORACLE CORP
filed 2019-03-18
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

The number of shares of registrant’s common stock outstanding as of March 13, 2019 was: 3,417,654,000.

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

•	our belief that our Oracle Cloud Infrastructure offerings are large opportunities for us to expand our cloud and license business;
•	our expectation that we will continue to place significant strategic emphasis on growing our cloud offerings;
•

our expectation that we and our customers will renew our cloud software-as-a-service (SaaS) and infrastructure-as-a-service (IaaS) contracts and hardware contracts when they are eligible for renewal, and our expectation that substantially all of our customers renew their license support contracts annually;

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
•

our expectation that, to the extent customers renew support contracts or cloud SaaS and IaaS contracts from companies that we have acquired, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict quarterly hardware revenues;
•	the percentage of remaining performance obligations that we expect to recognize as revenues over the next twelve months;

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2019 and May 31, 2018

(Unaudited)

(in millions, except per share data)	February 28, 2019	May 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,720	$21,620
Marketable securities	25,310	45,641
Trade receivables, net of allowances for doubtful accounts of $351 and $370 as of February 28, 2019 and May 31, 2018, respectively	3,993	5,136
Prepaid expenses and other current assets	3,594	3,762
Total current assets	47,617	76,159
Non-current assets:
Property, plant and equipment, net	6,197	5,897
Intangible assets, net	5,678	6,670
Goodwill, net	43,776	43,755
Deferred tax assets	2,033	1,395
Other non-current assets	4,137	3,975
Total non-current assets	61,821	61,692
Total assets	$109,438	$137,851
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$4,487	$4,491
Accounts payable	603	529
Accrued compensation and related benefits	1,258	1,806
Deferred revenues	8,007	8,341
Other current liabilities	3,631	3,957
Total current liabilities	17,986	19,124
Non-current liabilities:
Notes payable and other borrowings, non-current	51,672	56,128
Income taxes payable	13,208	13,429
Other non-current liabilities	2,334	2,297
Total non-current liabilities	67,214	71,854
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,443 shares and 3,997 shares as of February 28, 2019 and May 31, 2018, respectively	26,732	28,950
(Accumulated deficit) retained earnings	(1,284)	19,111
Accumulated other comprehensive loss	(1,734)	(1,689)
Total Oracle Corporation stockholders’ equity	23,714	46,372
Noncontrolling interests	524	501
Total equity	24,238	46,873
Total liabilities and equity	$109,438	$137,851

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2019 and 2018

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2019	2018	2019	2018
Revenues:
Cloud services and license support	$6,662	$6,587	$19,908	$19,454
Cloud license and on-premise license	1,251	1,299	3,334	3,525
Hardware	915	994	2,711	2,878
Services	786	796	2,416	2,512
Total revenues	9,614	9,676	28,369	28,369
Operating expenses:
Cloud services and license support(1)	937	894	2,807	2,645
Hardware(1)	339	393	998	1,116
Services(1)	700	709	2,127	2,126
Sales and marketing(1)	2,051	2,042	6,191	6,118
Research and development	1,426	1,496	4,464	4,541
General and administrative	316	339	935	977
Amortization of intangible assets	407	394	1,265	1,205
Acquisition related and other	(4)	3	29	32
Restructuring	43	91	275	506
Total operating expenses	6,215	6,361	19,091	19,266
Operating income	3,399	3,315	9,278	9,103
Interest expense	(509)	(533)	(1,557)	(1,477)
Non-operating income, net	198	409	681	891
Income before provision for income taxes	3,088	3,191	8,402	8,517
Provision for income taxes	343	7,238	1,059	8,206
Net income (loss)	$2,745	$(4,047)	$7,343	$311
Earnings (loss) per share:
Basic	$0.78	$(0.98)	$1.98	$0.07
Diluted	$0.76	$(0.98)	$1.93	$0.07
Weighted average common shares outstanding:
Basic	3,526	4,122	3,716	4,146
Diluted	3,617	4,122	3,811	4,268

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended February 28, 2019 and 2018

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Net income (loss)	$2,745	$(4,047)	$7,343	$311
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	10	43	(148)	51
Net unrealized gains on defined benefit plans	6	8	19	26
Net unrealized gains (losses) on marketable securities	233	(439)	120	(567)
Net unrealized (losses) gains on cash flow hedges	(18)	6	(36)	19
Total other comprehensive income (loss), net	231	(382)	(45)	(471)
Comprehensive income (loss)	$2,976	$(4,429)	$7,298	$(160)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Nine Months Ended February 28, 2019 and 2018

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2019	2018	2019	2018
Common stock and additional paid in capital
Balance, beginning of period	$27,430	$28,474	$28,950	$27,065
Common stock issued	450	763	1,476	2,116
Stock-based compensation	427	389	1,259	1,211
Repurchase of common stock	(1,533)	(548)	(4,496)	(884)
Other, net	(42)	(30)	(457)	(460)
Balance, end of period	$26,732	$29,048	$26,732	$29,048
(Accumulated deficit) retained earnings
Balance, beginning of period	$5,107	$29,149	$19,111	$28,535
Cumulative-effect of accounting change	—	—	(110)	—
Repurchase of common stock	(8,466)	(3,452)	(25,505)	(5,617)
Cash dividends declared	(670)	(783)	(2,126)	(2,362)
Net income (loss)	2,745	(4,047)	7,343	311
Other, net	—	—	3	—
Balance, end of period	$(1,284)	$20,867	$(1,284)	$20,867
Other equity, net
Balance, beginning of period	$(1,482)	$(513)	$(1,188)	$(470)
Other comprehensive income (loss), net	231	(382)	(45)	(471)
Other, net	41	51	23	97
Balance, end of period	$(1,210)	$(844)	$(1,210)	$(844)
Total stockholders' equity	$24,238	$49,071	$24,238	$49,071
Cash dividends declared per common share	$0.19	$0.19	$0.57	$0.57

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2019 and 2018

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$7,343	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	900	878
Amortization of intangible assets	1,265	1,205
Deferred income taxes	(741)	(740)
Stock-based compensation	1,259	1,211
Other, net	144	(62)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,106	1,633
Decrease (increase) in prepaid expenses and other assets	168	(105)
Decrease in accounts payable and other liabilities	(647)	(607)
(Decrease) increase in income taxes payable	(410)	7,444
Decrease in deferred revenues	(258)	(442)
Net cash provided by operating activities	10,129	10,726
Cash flows from investing activities:
Purchases of marketable securities and other investments	(1,310)	(24,496)
Proceeds from maturities of marketable securities and other investments	10,210	14,808
Proceeds from sales of marketable securities	11,328	2,261
Acquisitions, net of cash acquired	(330)	—
Capital expenditures	(1,247)	(1,358)
Net cash provided by (used for) investing activities	18,651	(8,785)
Cash flows from financing activities:
Payments for repurchases of common stock	(29,887)	(6,421)
Proceeds from issuances of common stock	1,468	2,116
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(455)	(467)
Payments of dividends to stockholders	(2,126)	(2,362)
Proceeds from borrowings, net of issuance costs	—	9,945
Repayments of borrowings	(4,500)	(7,300)
Other, net	(95)	(34)
Net cash used for financing activities	(35,595)	(4,523)
Effect of exchange rate changes on cash and cash equivalents	(85)	285
Net decrease in cash and cash equivalents	(6,900)	(2,297)
Cash and cash equivalents at beginning of period	21,620	21,784
Cash and cash equivalents at end of period	$14,720	$19,487
Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$8	$—
Change in unsettled repurchases of common stock	$114	$80
Change in unsettled investment purchases	$—	$(299)
Change in unsettled investment sales	$(168)	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

During the first nine months of fiscal 2019, we adopted the following Accounting Standards Updates:

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

•

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. We early adopted this new standard on June 1, 2018 using the modified retrospective method, which requires us to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to accumulated other comprehensive loss and retained earnings. The adoption of ASU 2017-12 did not have a material impact on our condensed consolidated financial statements as of the adoption date or for any of the periods presented. As a result of the adoption of ASU 2017-12, we have elected to modify certain of our hedge documentation to exclude the fair value of certain components of the related hedging instrument in our assessment of hedge effectiveness. See Note 7 for additional explanations of the impact of adoption.

•

ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs related to postretirement benefit plans. We adopted ASU 2017-07 on a full retrospective basis, which resulted in the retrospective reclassification of $14 million and $41 million of non-service net periodic pension cost for the three and nine months ended February 28, 2018, respectively, from line items within operating expenses into non-operating income, net.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

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

•

ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Upon adoption of ASU 2016-01, we have elected to measure the investments we hold in certain non-marketable equity securities in which we do not have a controlling interest or significant influence that have no readily determinable fair values at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. We adopted the guidance prospectively effective June 1, 2018, and there was no material impact to our condensed consolidated financial statements upon adoption or for any of the periods presented.

The impacts of adopting Topic 606 and ASU 2017-07 for select historical condensed consolidated statements of operations line items were as follows:

	Three Months Ended February 28, 2018			Nine Months Ended February 28, 2018
(in millions, except per share data)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Total revenues	$9,771	$(95)	$9,676	$28,579	$(210)	$28,369
Total operating expenses	$6,361	$—	$6,361	$19,280	$(14)	$19,266
Non-operating income, net	$423	$(14)	$409	$929	$(38)	$891
Provision for income taxes	$7,324	$(86)	$7,238	$8,333	$(127)	$8,206
Net income (loss)	$(4,024)	$(23)	$(4,047)	$418	$(107)	$311
Basic earnings (loss) per share	$(0.98)	$—	$(0.98)	$0.10	$(0.03)	$0.07
Diluted earnings (loss) per share	$(0.98)	$—	$(0.98)	$0.10	$(0.03)	$0.07

The impact of adopting Topic 606 for select historical condensed consolidated balance sheet line items was as follows:

	As of May 31, 2018
(in millions, except per share data)	As Previously Reported	Adjustments	As Adjusted
Trade receivables, net of allowances for doubtful accounts	$5,279	$(143)	$5,136
Prepaid expenses and other current assets	$3,424	$338	$3,762
Deferred tax assets	$1,491	$(96)	$1,395
Other non-current assets	$3,487	$488	$3,975
Total current liabilities	$19,195	$(71)	$19,124
Total non-current liabilities	$71,845	$9	$71,854
Total equity	$46,224	$649	$46,873

There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements. Except for the updates to our revenue recognition and deferred sales commission policies noted below, there have been no changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 that have had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three and nine months ended February 28, 2019.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

Impacts of the U.S. Tax Cuts and Jobs Act of 2017

The comparability of our operating results in the third quarter and first nine months of fiscal 2019 compared to the corresponding prior year periods was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was effective for us starting in our third quarter of fiscal 2018. Information regarding our adoption and prospective impacts of the Tax Act on our tax and liquidity profile is included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018.  The net expense related to the enactment of the Tax Act has been accounted for during the third quarter and first nine months of fiscal 2018 based on provisional estimates pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118). In the third quarter of fiscal 2019, we completed our analysis of the impacts of the Tax Act. We recorded a tax benefit of $376 million and $529 million, respectively, during the three and nine months ended February 28, 2019, respectively, in accordance with SAB 118 related to adjustments in our estimates of the one-time transition tax on certain foreign subsidiary earnings. We also recorded a tax expense of $140 million during the fiscal 2019 periods presented in accordance with SAB 118 related to the remeasurement of our net deferred tax assets and liabilities.

Additionally, we completed our analysis of the accounting policy election required with regard to the Tax Act’s Global Intangible Low-Taxed Income (GILTI) provision. The Financial Accounting Standards Board (FASB) allows companies to adopt a policy election to account for GILTI under one of two methods: (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules (the period cost method), or (ii) account for GILTI in a company’s measurement of deferred taxes (the deferred method). We elected the deferred method, under which we recorded the income tax expense impact to our condensed consolidated financial statements during the third quarter of fiscal 2019.

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

Cloud services revenues include revenues from Oracle Cloud Software-as-a-Service (SaaS) and Infrastructure-as-a-Service (IaaS) offerings (collectively, Oracle Cloud Services), which deliver applications and infrastructure technologies, respectively, via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, host, manage and support and that customers access by entering into a subscription agreement with us for a stated period. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for customer cloud-based, on-premise or other IT infrastructure for a fee for a stated term.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

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

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable, which is included within accounts receivable on our condensed consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our condensed consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for cloud license and on-premise licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for license support and hardware support contracts are generally invoiced annually in advance. Cloud SaaS and IaaS contracts are generally invoiced annually, quarterly or monthly in advance. Services are generally invoiced in advance or as the services are performed. Most contracts that contain a financing component are contracts financed through our financing division. The transaction price for a contract that is financed through our financing division is adjusted to reflect the time value of money and interest revenue is recorded as a component of non-operating income, net within our condensed consolidated statements of operations based on market rates in the country in which the transaction is being financed.

Our revenue arrangements generally include standard warranty or service level provisions that our arrangements will perform and operate in all material respects as defined in the respective agreements, the financial impacts of which have historically been and are expected to continue to be insignificant. Our arrangements generally do not

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

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

February 28, 2019

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

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of February 28, 2019 and May 31, 2018.

The amount of revenues recognized during the nine months ended February 28, 2019 that were included in the opening deferred revenues balance as of May 31, 2018 was approximately $7.7 billion. Revenues recognized from performance obligations satisfied in prior periods were immaterial during each of the three and nine months ended February 28, 2019 and 2018. Impairment losses recognized on our receivables were immaterial in each of the three and nine months ended February 28, 2019 and 2018.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors. In each fiscal year, the amounts and volumes of contracting activity and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. These seasonal impacts influence how our remaining performance obligations change over time. As of February 28, 2019, our remaining performance obligations were $31.5 billion, approximately 62% of which we expect to recognize as revenues over the next twelve months and the remainder thereafter.

Refer to Note 10 for our discussion of revenues disaggregation.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 28, 2019 and May 31, 2018 and our condensed consolidated statements of cash flows for the nine months ended February 28, 2019 and 2018 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Transitional and other employee related costs	$13	$9	$39	$32
Stock-based compensation	—	—	—	1
Professional fees and other, net	3	(8)	10	(1)
Business combination adjustments, net	(20)	2	(20)	—
Total acquisition related and other expenses	$(4)	$3	$29	$32

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Interest income	$246	$313	$890	$852
Foreign currency losses, net	(13)	(35)	(68)	(46)
Noncontrolling interests in income	(35)	(37)	(106)	(111)
Other (loss) income, net	—	168	(35)	196
Total non-operating income, net	$198	$409	$681	$891

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $274 million and $1.3 billion for the three and nine months ended February 28, 2019, respectively, and $360 million and $1.3 billion for the three and nine months ended February 28, 2018, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

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

Leases:  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We expect to adopt Topic ASC 842 using the effective date of June 1, 2019 as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

2.	ACQUISITIONS

Fiscal 2018 Acquisition of Aconex Limited

On March 28, 2018, we completed our acquisition of Aconex Limited (Aconex), a provider of cloud-based collaboration software for construction projects.

We have included the financial results of Aconex in our condensed consolidated financial statements from the date of acquisition. These results were not individually material to our condensed consolidated financial statements. The total preliminary purchase price for Aconex was approximately $1.2 billion, which consisted of approximately $1.2 billion in cash and $7 million for the fair values of stock options and restricted stock-based awards assumed. In connection with the Aconex acquisition, we have preliminarily recorded $20 million of net liabilities and $377 million of identifiable intangible assets based on their estimated fair values, and $864 million of residual goodwill. Goodwill generated from our acquisition of Aconex was primarily attributable to synergies expected to arise after the acquisition and is not expected to be tax deductible.

Other Fiscal 2019 and 2018 Acquisitions

During the first nine months of fiscal 2019 and the full fiscal year of 2018, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate.

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

The unaudited pro forma financial information for the three and nine months ended February 28, 2019 presented the historical results of Oracle for the three and nine months ended February 28, 2019, and certain other companies that we acquired since the beginning of fiscal 2019 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

The unaudited pro forma financial information for the three and nine months ended February 28, 2018 combined the historical results of Oracle for the three and nine months ended February 28, 2018 and the historical results of Aconex for the twelve month period ended December 31, 2017 (adjusted due to differences in reporting periods and considering the date we acquired Aconex) and certain other companies that we acquired since the beginning of fiscal 2018 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2019	2018	2019	2018
Total revenues	$9,614	$9,724	$28,376	$28,507
Net income (loss)	$2,745	$(4,070)	$7,336	$242
Basic earnings (loss) per share	$0.78	$(0.99)	$1.97	$0.06
Diluted earnings (loss) per share	$0.76	$(0.99)	$1.92	$0.06

3.	FAIR VALUE MEASUREMENTS

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

February 28, 2019

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 28, 2019			May 31, 2018
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$—	$25,361	$25,361	$223	$44,079	$44,302
Commercial paper debt securities	—	348	348	—	1,647	1,647
Money market funds	6,050	—	6,050	6,500	—	6,500
Derivative financial instruments	—	—	—	—	29	29
Total assets	$6,050	$25,709	$31,759	$6,723	$45,755	$52,478
Liabilities:
Derivative financial instruments	$—	$206	$206	$—	$158	$158

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. As of February 28, 2019 and May 31, 2018, approximately 23% and 26%, respectively, of our marketable securities investments mature within one year and 77% and 74%, respectively, mature within one to five years. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $56.0 billion and $58.0 billion of senior notes and the related fair value hedges that we had outstanding as of February 28, 2019 and May 31, 2018, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at February 28, 2019 and May 31, 2018 were $56.9 billion and $59.0 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2019 and the net book value of intangible assets as of February 28, 2019 and May 31, 2018 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2018	Additions & Adjustments, net(1)	February 28, 2019	May 31, 2018	Expense	February 28, 2019	May 31, 2018	February 28, 2019
Developed technology	$5,309	$271	$5,580	$(2,814)	$(640)	$(3,454)	$2,495	$2,126	3
Cloud services and license support agreements and related relationships	5,999	(15)	5,984	(2,285)	(539)	(2,824)	3,714	3,160	4
Other	1,622	17	1,639	(1,161)	(86)	(1,247)	461	392	5
Total intangible assets, net	$12,930	$273	$13,203	$(6,260)	$(1,265)	$(7,525)	$6,670	$5,678	3

(1)	Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2019.

Total amortization expense related to our intangible assets was $407 million and $1.3 billion for the three and nine months ended February 28, 2019, respectively, and $394 million and $1.2 billion for the three and nine months ended February 28, 2018, respectively. As of February 28, 2019, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2019	$401
Fiscal 2020	1,492
Fiscal 2021	1,269
Fiscal 2022	1,018
Fiscal 2023	622
Fiscal 2024	391
Thereafter	485
Total intangible assets, net	$5,678

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 28, 2019 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2018	$39,600	$2,367	$1,788	$43,755
Goodwill from acquisitions	96	—	—	96
Goodwill adjustments, net(1)	(65)	—	(10)	(75)
Balances as of February 28, 2019	$39,631	$2,367	$1,778	$43,776

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

February 28, 2019

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2019 Restructuring Plan). The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $432 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $297 million of restructuring expenses in connection with the 2019 Restructuring Plan in the first nine months of fiscal 2019 and we expect to incur the majority of the estimated remaining $135 million through the end of fiscal 2020. Any changes to the estimates of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2018(2)	Nine Months Ended February 28, 2019				Accrued February 28, 2019(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2019 Restructuring Plan(1)
Cloud and license	$—	$141	$(3)	$(86)	$(1)	$51	$138	$230
Hardware	—	48	—	(29)	—	19	48	66
Services	—	31	1	(21)	—	11	32	45
Other(6)	—	80	(1)	(35)	2	46	79	91
Total 2019 Restructuring Plan	$—	$300	$(3)	$(171)	$1	$127	$297	$432
Total other restructuring plans(7)	$282	$5	$(42)	$(167)	$2	$80
Total restructuring plans	$282	$305	$(45)	$(338)	$3	$207

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)

The balances at February 28, 2019 and May 31, 2018 included $183 million and $257 million, respectively, recorded in other current liabilities, and $24 million and $25 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2019	May 31, 2018
Cloud services and license support	$6,807	$7,265
Hardware	550	645
Services	378	404
Cloud license and on-premise license	272	27
Deferred revenues, current	8,007	8,341
Deferred revenues, non-current (in other non-current liabilities)	626	625
Total deferred revenues	$8,633	$8,966

Deferred cloud services and license support revenues and deferred hardware revenues substantially represent customer payments made in advance for cloud or support contracts that are typically billed in advance with corresponding revenues generally being recognized ratably over the contractual periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred cloud license and on-premise license revenues typically resulted from customer payments that related to undelivered products and services or specified enhancements.

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

February 28, 2019

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

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of February 28, 2019 and May 31, 2018, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.8 billion and $3.4 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.2 billion and $1.4 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of February 28, 2019 and May 31, 2018. The cash flows related to these foreign currency contracts are classified as operating activities. Net gains or losses related to these forward contracts are included in non-operating income, net.

Our adoption of ASU-2017-12 during fiscal 2019 did not have a material impact on our previously existing hedge designations. See Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 for additional information regarding the purpose, accounting and classification of our derivative and non-derivative instruments. None of our derivative instruments are used for trading purposes. The effects of derivative and non-derivative instruments designated as hedges on certain of our condensed consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	February 28, 2019	May 31, 2018
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$—	$24
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current assets	—	5
Total derivative assets		$—	$29
Derivative liabilities:
Interest rate swap agreements designated as fair value hedges	Other current liabilities	$11	$7
Interest rate swap agreements designated as fair value hedges	Other non-current liabilities	15	48
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	15	—
Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	165	103
Total derivative liabilities		$206	$158

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

Effects of Fair Value Hedging Relationships on Hedged Items in Condensed Consolidated Balance Sheet

(in millions)	February 28, 2019	May 31, 2018
Notes payable and other borrowings, current:
Carrying amount of hedged item	$1,988	$1,492
Cumulative hedging adjustments included in the carrying amount	(11)	(7)
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	3,631	5,584
Cumulative hedging adjustments included in the carrying amount	24	(19)

Effects of Derivative Instruments Designated as Hedges on Income

	Three Months Ended February 28,
	2019		2018
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of income line amounts in which the hedge effects were recorded	$198	$(509)	$409	$(533)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$43	$—	$(47)
Hedged items	—	(43)	—	47
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	7	9	—	—
Hedged items	(4)	(9)	—	—
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain reclassified from accumulated OCI or OCL	11	—	51	—
Total gain on hedges recognized in income	$14	$—	$51	$—

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

	Nine Months Ended February 28,
	2019		2018
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of income line amounts in which the hedge effects were recorded	$681	$(1,557)	$891	$(1,477)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$5	$—	$(94)
Hedged items	—	(5)	—	94
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	(21)	10	—	—
Hedged items	22	(10)	—	—
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI or OCL	(26)	—	142	—
Total gain (loss) on hedges recognized in income	$(25)	$—	$142	$—

Gain (Loss) on Derivative and Non-Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI) or Loss (OCL)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Cross-currency swap agreements designated as cash flow hedges	$(7)	$57	$(62)	$161
Foreign currency borrowings designated as net investment hedge	—	(31)	—	(85)

8.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 17, 2018 and February 15, 2019, we announced that our Board of Directors approved expansions of our stock repurchase program collectively totaling $24.0 billion. As of February 28, 2019, approximately $11.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 621.8 million shares for $30.0 billion during the nine months ended February 28, 2019 (including 5.6 million shares for $293 million that were repurchased but not settled) and 131.6 million shares for $6.5 billion during the nine months ended February 28, 2018 under the stock repurchase program.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

Dividends on Common Stock

In March 2019, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock, an increase of $0.05 per share over the dividend declared in December 2018. The dividend is payable on April 25, 2019 to stockholders of record as of the close of business on April 11, 2019. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2019 Stock-Based Awards Activity and Compensation Expense

During the first nine months of fiscal 2019, we issued 49 million restricted stock-based units (RSUs) and 7 million stock options (SOs). Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions. Our fiscal 2019 stock-based awards issuances were partially offset by forfeitures and cancellations of 24 million shares during the first nine months of fiscal 2019.

The RSUs and SOs that were granted during the nine months ended February 28, 2019 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Cloud services and license support	$26	$21	$74	$58
Hardware	2	2	7	8
Services	12	13	37	41
Sales and marketing	89	87	278	275
Research and development	254	221	732	693
General and administrative	44	45	131	135
Acquisition related and other	—	—	—	1
Total stock-based compensation	$427	$389	$1,259	$1,211

9.	INCOME TAXES

Our effective tax rates for the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In the third quarter of fiscal 2018, the Tax Act was signed into law. The more significant provisions of the Tax Act as applicable to us are described in Note 1 under “Impacts of the U.S. Tax Cuts and Jobs Act of 2017” above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. During the first nine months of fiscal 2019, we recorded a net benefit of $389 million in accordance with SAB 118 related to adjustments in our estimates of the one-time transition tax on certain foreign subsidiary earnings, and the remeasurement of our net deferred tax assets and liabilities affected by the Tax Act. Our provision for income taxes for the first nine months of fiscal 2019 varied from the 21% U.S. statutory rate imposed by the Tax Act primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction, the tax effect of GILTI, and a reduction to our transition tax recorded consistent with the provision of SAB 118. Our provision for income taxes for the fiscal 2018 periods presented varied from the 21% U.S. statutory rate imposed by the Tax Act primarily due to the impacts of the Tax Act upon adoption, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

compensation and the U.S. domestic production activity deduction. Our effective tax rates were 11.1% and 12.6%, respectively, for the three and nine months ended February 28, 2019, respectively, and 226.8% and 96.4%, respectively, for the three and nine months ended February 28, 2018, respectively.

Our net deferred tax assets were $2.0 billion and $1.3 billion as of February 28, 2019 and May 31, 2018, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

February 28, 2019

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

Our cloud and license business engages in the sale, marketing and delivery of our applications and infrastructure technologies through cloud and on-premise deployment models including our cloud services and license support offerings; and our cloud license and on-premise license offerings. Cloud services and license support revenues are generated from offerings that are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms, and renewed by customers upon completion of the contractual terms. Cloud services and license support contracts provide customers with access to the latest updates to the applications and infrastructure technologies as they become available and for which the customer contracted and also includes related technical support services over the contractual term. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract. In each fiscal year, our cloud and license business’ contractual activities are typically highest in our fourth fiscal quarter and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts.

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

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Cloud and license:
Revenues(1)	$7,917	$7,891	$23,259	$23,018
Cloud services and license support expenses	890	854	2,668	2,526
Sales and marketing expenses	1,780	1,743	5,357	5,200
Margin(2)	$5,247	$5,294	$15,234	$15,292
Hardware:
Revenues	$915	$994	$2,711	$2,878
Hardware products and support expenses	331	387	973	1,094
Sales and marketing expenses	123	155	381	487
Margin(2)	$461	$452	$1,357	$1,297
Services:
Revenues	$786	$796	$2,416	$2,512
Services expenses	662	673	2,015	2,015
Margin(2)	$124	$123	$401	$497
Totals:
Revenues(1)	$9,618	$9,681	$28,386	$28,408
Expenses	3,786	3,812	11,394	11,322
Margin(2)	$5,832	$5,869	$16,992	$17,086

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

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating income, net.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Total revenues for operating segments	$9,618	$9,681	$28,386	$28,408
Cloud and license revenues(1)	(4)	(5)	(17)	(39)
Total revenues	$9,614	$9,676	$28,369	$28,369

Total margin for operating segments	$5,832	$5,869	$16,992	$17,086
Cloud and license revenues(1)	(4)	(5)	(17)	(39)
Research and development	(1,426)	(1,496)	(4,464)	(4,541)
General and administrative	(316)	(339)	(935)	(977)
Amortization of intangible assets	(407)	(394)	(1,265)	(1,205)
Acquisition related and other	4	(3)	(29)	(32)
Restructuring	(43)	(91)	(275)	(506)
Stock-based compensation for operating segments	(129)	(123)	(396)	(382)
Expense allocations and other, net	(112)	(103)	(333)	(301)
Interest expense	(509)	(533)	(1,557)	(1,477)
Non-operating income, net	198	409	681	891
Income before provision for income taxes	$3,088	$3,191	$8,402	$8,517

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Americas	$5,266	$5,253	$15,671	$15,632
EMEA(1)	2,781	2,881	8,139	8,213
Asia Pacific(2)	1,567	1,542	4,559	4,524
Total revenues	$9,614	$9,676	$28,369	$28,369

(1)	Comprised of Europe, the Middle East and Africa
(2)	The Asia Pacific region includes Japan

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

The following table presents a summary of our cloud and license business revenues by ecosystem. Applications ecosystem revenues represent the sum of applications related cloud services and license support revenues; and applications related license revenues. Infrastructure ecosystem revenues represent the sum of infrastructure related cloud services and license support revenues; and infrastructure related license revenues.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Applications revenues	$2,841	$2,717	$8,410	$8,001
Infrastructure revenues	5,072	5,169	14,832	14,978
Total cloud and license revenues	$7,913	$7,886	$23,242	$22,979

11.	EARNINGS (LOSS) PER SHARE

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2019	2018	2019	2018
Net income (loss)	$2,745	$(4,047)	$7,343	$311
Weighted average common shares outstanding	3,526	4,122	3,716	4,146
Dilutive effect of employee stock plans	91	—	95	122
Dilutive weighted average common shares outstanding	3,617	4,122	3,811	4,268
Basic earnings (loss) per share	$0.78	$(0.98)	$1.98	$0.07
Diluted earnings (loss) per share	$0.76	$(0.98)	$1.93	$0.07
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	67	190	73	60

(1)

These weighted shares relate to anti-dilutive restricted service based stock-based awards and stock options (as calculated using the treasury stock method) and contingently issuable shares under PSO and PSU arrangements. Such shares could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

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

Oracle has posted a bond for the amounts owing. No amounts have been paid or recorded to our results of operations. We continue to believe that we have meritorious defenses against HP’s claims, and we intend to present these defenses to the appellate court. Oracle filed its opening brief on March 7, 2019. Briefing on the appeal is scheduled to be completed by September 2019, and the appellate court has not scheduled a date for oral argument. We cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding the appeal process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the appeal process related to this action is uncertain. It is possible that the resolution of this action could have a material impact on our future cash flows and results of operations.

Derivative Litigation Concerning Oracle’s NetSuite Acquisition

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2019

(Unaudited)

On May 4, 2018, the Board of Directors established a Special Litigation Committee (the SLC) to investigate the allegations in this derivative action. Three outside directors serve on the SLC.  On July 24, 2018, the court entered an order granting the SLC’s motion to stay this case for six months, and ordering the SLC to provide a status report by November 30, 2018. The SLC provided a status report to the court on November 29, 2018. On December 28, 2018, the court extended the stay of the case through May 15, 2019.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the United States District Court for the Northern District of California against us, our Chief Technology Officer, our two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. On December 21, 2018, the court granted plaintiff’s motion that it be appointed lead plaintiff and approving its selection of lead plaintiff’s counsel. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. Defendants’ response to the amended complaint is due by April 19, 2019. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

On February 12, 2019, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against all members of our Board of Directors, and Oracle as a nominal defendant. Plaintiffs claim that the alleged actions described in the August 10, 2018 class action discussed above caused harm to Oracle, and that Oracle’s Board members violated their fiduciary duties of care, loyalty, reasonable inquiry, and good faith by failing to prevent this alleged harm. Plaintiffs also allege that defendants’ actions constitute gross mismanagement, waste, and securities fraud. Plaintiffs seek a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified equitable relief. While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

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

Business Overview

Oracle Corporation provides products and services for enterprise information technology (IT) environments including applications and infrastructure technologies that are delivered to customers worldwide through a variety of flexible and interoperable IT deployment models, including cloud-based, on-premise, or hybrid IT models, which enable customer choice and flexibility. We market and sell our offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs.

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

Cloud and License Business

Our cloud and license line of business, which represented 82% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of applications and infrastructure technologies through our cloud and license offerings.

Cloud services and license support revenues include:

•

license support revenues, which are earned by providing license support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications and infrastructure software licenses for use in cloud, on-premise and other IT environments. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements for which current license support customers are entitled to receive. License support contracts are generally priced as a percentage of the net fees paid by the customer to purchase a cloud license and/or on-premise license; are generally billed in advance of the support services being performed; are generally renewed; and are generally recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year; and

•

cloud services revenues, which includes revenues from Oracle Cloud Software-as-a-Service (SaaS) and Infrastructure-as-a-Service (IaaS) offerings (collectively, Oracle Cloud Services), which provide customers access to applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. The majority of our Oracle Cloud Services arrangements are billed in advance of the cloud services being performed; have durations of one to three years; are generally renewed; and are generally recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed.

Cloud license and on-premise license revenues include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud-based, on-premise and other IT environments. Our cloud license and on-premise license transactions are generally perpetual in nature and are generally recognized upfront at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point in time revenue recognition of license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over the contractual terms. Cloud license and on-premise license customers have the option to purchase license support contracts, as described above.

Providing choice and flexibility to our customers as to when and how they deploy our applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand has increased for our Oracle Cloud Services. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. We expect these trends to continue.

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

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by, among others: our ability to timely manufacture or deliver a few large hardware transactions; our strategy for and the position of our hardware products relative to competitor offerings; customer demand for competing offerings including IaaS; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; certain of our acquisitions; and foreign currency rate fluctuations.

Services Business

Our services business, which represented 8% of our total revenues on a trailing 4-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services offerings include consulting services, advanced customer support services and education services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are impacted by, among others: our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the associated services for these offerings; certain of our acquisitions; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; and tighter controls over customer discretionary spending.

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

Effective on June 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 and subsequent amendments to the initial guidance: ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, (collectively, Topic 606), utilizing the full retrospective method of transition whereby the results for the comparative fiscal 2018 periods presented throughout this Form 10-Q were recast to be presented as if Topic 606 had been in effect during such fiscal 2018 periods, the impacts of which were not material relative to the historical amounts previously reported.  See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our adoption of Topic 606 and its impacts on our consolidated financial statements.  Except for the adoption of Topic 606, there have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended May 31, 2018.

Results of Operations

Impacts of the U.S. Tax Cuts and Jobs Act of 2017

The comparability of our operating results in the third quarter and first nine months of fiscal 2019 compared to the corresponding prior year periods was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was effective for us January 1, 2018. Information regarding our adoption and the prospective impacts of the Tax Act on our tax and liquidity profile is included in Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and also in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018.

Impacts of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2019 compared to the same periods of fiscal 2018 was impacted by our recent acquisitions. In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2019 compared to the same periods of fiscal 2018, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our businesses’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons may not be separately identifiable due to the integration of these businesses into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2018, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2019 and 2018, our financial statements would reflect reported revenues of $1.14 million in the first nine months of fiscal 2019 (using 1.14 as the month-end average exchange rate for the period) and $1.23 million in the first nine months of fiscal 2018 (using 1.23 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first nine months of fiscal 2019 and first nine months of fiscal 2018 using the May 31, 2018 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Total Revenues by Geography:
Americas	$5,266	0%	1%	$5,253	$15,671	0%	1%	$15,632
EMEA(1)	2,781	-3%	3%	2,881	8,139	-1%	3%	8,213
Asia Pacific(2)	1,567	2%	6%	1,542	4,559	1%	4%	4,524
Total revenues	9,614	-1%	3%	9,676	28,369	0%	2%	28,369
Total Operating Expenses	6,215	-2%	0%	6,361	19,091	-1%	1%	19,266
Total Operating Margin	$3,399	3%	7%	$3,315	$9,278	2%	5%	$9,103
Total Operating Margin %	35%			34%	33%			32%
% Revenues by Geography:
Americas	55%			54%	55%			55%
EMEA	29%			30%	29%			29%
Asia Pacific	16%			16%	16%			16%
Total Revenues by Business:
Cloud and license	$7,913	0%	3%	$7,886	$23,242	1%	3%	$22,979
Hardware	915	-8%	-4%	994	2,711	-6%	-3%	2,878
Services	786	-1%	3%	796	2,416	-4%	-1%	2,512
Total revenues	$9,614	-1%	3%	$9,676	$28,369	0%	2%	$28,369
% Revenues by Business:
Cloud and license	82%			82%	82%			81%
Hardware	10%			10%	10%			10%
Services	8%			8%	8%			9%

(1)	Comprised of Europe, the Middle East and Africa
(2)	The Asia Pacific region includes Japan

Excluding the effects of currency rate fluctuations, our total revenues increased in the fiscal 2019 periods presented relative to the corresponding prior year periods primarily due to growth in our cloud and license business’ revenues, which were partially offset primarily by decreases in our hardware revenues. The constant currency increases in our cloud and license revenues during the fiscal 2019 periods presented were attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud deployment models and license deployment models and renewed their related cloud and license support contracts to continue to gain access to our latest technology and support services. The constant currency decreases in our hardware revenues during the fiscal 2019 periods presented were due to a reduction in our hardware products revenues and hardware support revenues primarily due to the emphasis we placed on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of customers that purchased hardware support contracts. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 28% and 33%, respectively, 32% and 37%, respectively, and 40% and 30%, respectively, to the growth in our total revenues during the third quarter and first nine months of fiscal 2019, respectively.

Excluding the effects of currency rate fluctuations, our total operating expenses increased slightly in the fiscal 2019 periods presented relative to the corresponding prior year periods primarily due to higher cloud services and license support expenses and higher cloud and license related sales and marketing expenses, both of which resulted primarily from increased headcount and infrastructure expenses to support the increases in our cloud and license business’ revenues. These constant currency expense increases were partially offset by certain expense decreases during the fiscal 2019 periods presented relative to the corresponding prior year periods, primarily lower research and development expenses; lower hardware products expenses and support costs, both of which aligned to lower hardware revenues; lower general and administrative expenses due primarily to lower professional fees incurred; and lower restructuring expenses.

In constant currency, our total operating margins and operating margin as a percentage of total revenues increased during the fiscal 2019 periods presented primarily due to the increases in our total revenues.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments, expenses related to acquisitions, and certain other expense, and income items that affected our GAAP net income (loss):

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2019	2018	2019	2018
Cloud services and license support deferred revenues(1)	$4	$5	$17	$39
Acquired deferred sales commissions amortization(2)	—	(3)	—	(20)
Amortization of intangible assets(3)	407	394	1,265	1,205
Acquisition related and other(4)(6)	(4)	3	29	32
Restructuring(5)	43	91	275	506
Stock-based compensation, operating segments(6)	129	123	396	382
Stock-based compensation, R&D and G&A(6)	298	266	863	828
Income tax effects(7)	(230)	(289)	(733)	(1,183)
Income tax reform(8)	(236)	6,871	(389)	6,871
	$411	$7,461	$1,723	$8,660

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

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of February 28, 2019, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2019	$401
Fiscal 2020	1,492
Fiscal 2021	1,269
Fiscal 2022	1,018
Fiscal 2023	622
Fiscal 2024	391
Thereafter	485
Total intangible assets, net	$5,678

(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(5)

Restructuring expenses during the first nine months of fiscal 2019 primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Restructuring expenses during the first nine months of fiscal 2018 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses”, Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

(6)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Cloud services and license support	$26	$21	$74	$58
Hardware	2	2	7	8
Services	12	13	37	41
Sales and marketing	89	87	278	275
Stock-based compensation, operating segments	129	123	396	382
Research and development	254	221	732	693
General and administrative	44	45	131	135
Acquisition related and other	—	—	—	1
Total stock-based compensation	$427	$389	$1,259	$1,211

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated generally upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

For the third quarter and first nine months of fiscal 2019, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, excluding income tax reform (see footnote (8) below), resulted in an effective tax rate of 20.4% and 19.4%, respectively, instead of 11.1% and 12.6%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the exclusion of stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for the third quarter and first nine months of fiscal 2018 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 16.1% and 21.9%, respectively, instead of 226.8% and 96.4%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects for stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets.

(8)

The income tax reform adjustments presented in the table above were due to the enactment of the Tax Act (refer to Note 1 of condensed consolidated financial statements included elsewhere in this Quarterly Report), which was effective for us in our third quarter of fiscal 2018 and also due to subsequent income tax expense adjustments made pursuant to SAB 118 during fiscal 2019.

Cloud and License Business

Our cloud and license business engages in the sale, marketing and delivery of our applications and infrastructure technologies through various deployment models including license support offerings; Oracle Cloud Services offerings; and cloud license and on-premise license offerings. License support revenues are typically generated through the sale of license support contracts related to cloud licenses and on-premise licenses purchased by our customers at their option and are generally recognized as revenues ratably over the contractual term, which is generally one year. Our cloud services deliver certain of our applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, host, manage and support, and revenues are generally recognized over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized upfront at the point in time when the software is made available to the customer to download and use. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings, and marketing program costs.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Cloud and License Revenues:
Americas(1)	$4,444	1%	2%	$4,401	$13,133	1%	2%	$12,996
EMEA(1)	2,257	-2%	4%	2,307	6,582	0%	4%	6,576
Asia Pacific(1)	1,216	3%	7%	1,183	3,544	3%	6%	3,446
Total revenues(1)	7,917	0%	3%	7,891	23,259	1%	3%	23,018
Expenses:
Cloud services and license support(2)	890	4%	7%	854	2,668	6%	8%	2,526
Sales and marketing(2)	1,780	2%	6%	1,743	5,357	3%	6%	5,200
Total expenses(2)	2,670	3%	6%	2,597	8,025	4%	6%	7,726
Total Margin	$5,247	-1%	2%	$5,294	$15,234	0%	2%	$15,292
Total Margin %	66%			67%	65%			66%
% Revenues by Geography:
Americas	56%			56%	57%			56%
EMEA	29%			29%	28%			29%
Asia Pacific	15%			15%	15%			15%
Revenues by Offerings:
Cloud services and license support(1)	$6,666	1%	4%	$6,592	$19,925	2%	4%	$19,493
Cloud license and on-premise license	1,251	-4%	0%	1,299	3,334	-5%	-3%	3,525
Total revenues(1)	$7,917	0%	3%	$7,891	$23,259	1%	3%	$23,018
Revenues by Ecosystem:
Applications revenues(1)	$2,845	5%	7%	$2,721	$8,426	5%	6%	$8,035
Infrastructure revenues(1)	5,072	-2%	2%	5,170	14,833	-1%	1%	14,983
Total revenues(1)	$7,917	0%	3%	$7,891	$23,259	1%	3%	$23,018

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

Excluding the effects of currency rate fluctuations, total revenues from our cloud and license business increased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues, which was primarily due to increased customer purchases of and renewals of cloud-based services and license support services in recent periods for which we delivered such services during the fiscal 2019 periods presented, and was also due to contributions from our recent acquisitions. In constant currency, our total applications revenues and our total infrastructure revenues each grew during the fiscal 2019 periods presented, each relative to the corresponding prior year periods, as customers continued to deploy our applications technologies and infrastructure technologies through a wide array of different deployment models that we offer to enable customer choice. The Americas region contributed 33% and 36%, respectively, the EMEA region contributed 34% and 34%, respectively, and the Asia Pacific region contributed 33% and 30%, respectively, of the constant currency revenues growth for this business during the third quarter and first nine months of fiscal 2019, respectively.

In constant currency, total cloud and license expenses increased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to higher sales and marketing expenses and higher cloud services and license support expenses, each of which increased primarily due to higher employee related expenses from higher headcount and due to higher technology infrastructure expenses.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Hardware Revenues:
Americas	$452	-4%	-3%	$472	$1,379	-4%	-3%	$1,440
EMEA	278	-14%	-8%	324	796	-8%	-4%	868
Asia Pacific	185	-6%	-2%	198	536	-6%	-3%	570
Total revenues	915	-8%	-4%	994	2,711	-6%	-3%	2,878
Expenses:
Hardware products and support(1)	331	-14%	-11%	387	973	-11%	-8%	1,094
Sales and marketing(1)	123	-21%	-17%	155	381	-22%	-19%	487
Total expenses(1)	454	-16%	-13%	542	1,354	-14%	-12%	1,581
Total Margin	$461	2%	5%	$452	$1,357	5%	7%	$1,297
Total Margin %	50%			45%	50%			45%
% Revenues by Geography:
Americas	50%			47%	51%			50%
EMEA	30%			33%	29%			30%
Asia Pacific	20%			20%	20%			20%

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

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware products and support costs and lower sales and marketing employee related expenses, all of which aligned to lower hardware revenues.

In constant currency, total margin and total margin as percentage of revenues for our hardware segment increased during the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to lower expenses.

Services Business

We offer services to customers and partners to help to maximize the performance of their investments in Oracle applications and infrastructure technologies. Services revenues are generally recognized over time as the services are performed. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Services Revenues:
Americas	$374	-3%	-1%	$385	$1,177	-4%	-2%	$1,226
EMEA	245	-2%	5%	250	760	-1%	2%	771
Asia Pacific	167	4%	9%	161	479	-7%	-3%	515
Total revenues	786	-1%	3%	796	2,416	-4%	-1%	2,512
Total Expenses(1)	662	-2%	3%	673	2,015	0%	3%	2,015
Total Margin	$124	1%	2%	$123	$401	-19%	-18%	$497
Total Margin %	16%			15%	17%			20%
% Revenues by Geography:
Americas	48%			48%	49%			49%
EMEA	31%			32%	31%			31%
Asia Pacific	21%			20%	20%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Fiscal Third Quarter 2019 Compared to Fiscal Third Quarter 2018: Excluding the effects of currency rate fluctuations, our total services revenues increased during the third quarter of fiscal 2019 primarily due to an increase in our consulting revenues. On a constant currency basis, total services revenues growth during the third quarter of fiscal 2019 was attributable to the EMEA and Asia Pacific regions.

In constant currency, total services expenses increased during the third quarter of fiscal 2019 relative to the corresponding prior year period primarily due to an increase in employee related expenses and external contractor expenses associated with our consulting offerings. In constant currency, total margin increased slightly during the third quarter of fiscal 2019 relative to the corresponding prior year period, while total margin as a percentage of total services revenues was constant during the third quarter of fiscal 2019.

First Nine Months Fiscal 2019 Compared to First Nine Months Fiscal 2018: Excluding the effects of currency rate fluctuations, our total services revenues decreased in the first nine months of fiscal 2019 due to revenue declines in our consulting services and education services. Constant currency increases in our services revenues in the EMEA region were offset by constant currency services revenues decreases in the Americas and Asia Pacific regions.

In constant currency, total services expenses increased during the first nine months of fiscal 2019 relative to the corresponding prior year period primarily due to similar reasons as noted above. In constant currency, total margin and total margin as a percentage of total services revenues decreased during the first nine months of fiscal 2019 due to the decreases in revenues and increased expenses for this business.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Research and development(1)	$1,172	-8%	-6%	$1,275	$3,732	-3%	-2%	$3,848
Stock-based compensation	254	15%	15%	221	732	6%	6%	693
Total expenses	$1,426	-5%	-3%	$1,496	$4,464	-2%	0%	$4,541
% of Total Revenues	15%			16%	16%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses decreased during the fiscal 2019 periods presented primarily due to lower employee related expenses including lower variable compensation, partially offset by an increase in stock-based compensation expenses.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
General and administrative(1)	$272	-7%	-5%	$294	$804	-4%	-2%	$842
Stock-based compensation	44	-2%	-2%	45	131	-3%	-3%	135
Total expenses	$316	-7%	-4%	$339	$935	-4%	-2%	$977
% of Total Revenues	3%			4%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses decreased during the fiscal 2019 periods presented primarily due to lower employee related expenses including lower variable compensation, partially offset by an increase in professional fees.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Developed technology	$216	18%	18%	$184	$640	14%	14%	$562
Cloud services and license support agreements and related relationships	163	-9%	-9%	180	539	-1%	-1%	543
Other	28	-9%	-9%	30	86	-15%	-15%	100
Total amortization of intangible assets	$407	3%	3%	$394	$1,265	5%	5%	$1,205

Amortization of intangible assets increased during the fiscal 2019 periods presented, relative to the corresponding prior year periods, due to additional amortization from intangible assets, primarily developed technology, that we acquired in connection with our recent acquisitions, partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Transitional and other employee related costs	$13	51%	54%	$9	$39	18%	20%	$32
Stock-based compensation	—	*	*	—	—	-100%	-100%	1
Professional fees and other, net	3	143%	143%	(8)	10	793%	685%	(1)
Business combination adjustments, net	(20)	-1,424%	-1,460%	2	(20)	*	*	—
Total acquisition related and other expenses	$(4)	-208%	-217%	$3	$29	-10%	-7%	$32

*	Not meaningful

On a constant currency basis, acquisition related and other expenses decreased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, primarily due to certain favorable business combination adjustments that were recorded in the third quarter of fiscal 2019.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Restructuring expenses	$43	-53%	-51%	$91	$275	-46%	-45%	$506

Restructuring expenses in the fiscal 2019 periods presented primarily related to our 2019 Restructuring Plan. Restructuring expenses in the fiscal 2018 periods presented primarily related to our 2017 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $432 million, of which approximately $135 million were remaining as of February 28, 2019, and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through an expected end date of fiscal 2020. Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Interest expense	$509	-5%	-5%	$533	$1,557	5%	5%	$1,477

Fiscal Third Quarter 2019 Compared to Fiscal Third Quarter 2018:  Interest expense decreased due to lower average borrowings during the third quarter of fiscal 2019 relative to the prior year period primarily due to the maturities and repayments of $2.5 billion of senior notes during the last half of fiscal 2018 and $2.0 billion of senior notes in the first nine months of fiscal 2019.

First Nine Months Fiscal 2019 Compared to First Nine Months Fiscal 2018:   Interest expense increased in the first nine months of fiscal 2019 relative to the corresponding prior year period, primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in November 2017, which was partially offset by a reduction in interest expense resulting primarily from the maturities and repayments of $2.0 billion of senior notes during the first nine months of fiscal 2019 and $6.0 billion of senior notes during fiscal 2018.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Interest income	$246	-21%	-21%	$313	$890	5%	5%	$852
Foreign currency losses, net	(13)	-63%	-54%	(35)	(68)	49%	67%	(46)
Noncontrolling interests in income	(35)	-3%	-3%	(37)	(106)	-4%	-4%	(111)
Other (loss) income, net	—	-100%	-100%	168	(35)	-118%	-118%	196
Total non-operating income, net	$198	-52%	-52%	$409	$681	-23%	-24%	$891

On a constant currency basis, our non-operating income, net decreased during the fiscal 2019 periods presented, relative to the fiscal 2018 periods presented, primarily due to decreases in other income, net, which was primarily attributable to certain realized gains on the sale of certain marketable securities during the third quarter of fiscal 2018.

Provision for Income Taxes:   Our effective tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In our third quarter of fiscal 2018, the Tax Act was signed into law. The more significant provisions of the Tax Act as applicable to us are described in Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and are also described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. Our provision for income taxes for the fiscal 2019 periods presented varied from the 21% U.S. statutory rate imposed by the Tax Act due primarily to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction, the tax effect of Global Intangible Low-Taxed Income, and a reduction to our transition tax recorded consistent with the provisions of SAB 118. Our provision for income taxes for the fiscal 2018 periods presented varied from the 21% U.S. statutory rate imposed by the Tax Act primarily due to the impacts of the Tax Act upon adoption, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Provision for income taxes	$343	-95%	-95%	$7,238	$1,059	-87%	-87%	$8,206
Effective tax rate	11.1%			226.8%	12.6%			96.4%

Provision for income taxes decreased in the fiscal 2019 periods presented, relative to the corresponding prior year periods, primarily due to the absence of the initial accounting charges related to the Tax Act (refer to the “Impacts of the U.S. 2017 Tax Cuts and Jobs Act” above for additional information) that were recorded in the fiscal 2018 periods presented and, to a lesser extent, the net favorable impacts of our final accounting for the Tax Act that was recorded in the fiscal 2019 periods presented. Additionally, provision for income taxes decreased during the fiscal 2019 periods presented due to the combination of the net favorable impacts of the Tax Act on our tax profile and, to a lesser extent, lower income before provision for income taxes. These decreases in our provision for income taxes during the fiscal 2019 periods presented were partially offset by unfavorable jurisdictional mixes of earnings and lower excess tax benefits related to stock-based compensation expense in the fiscal 2019 periods presented relative to the corresponding prior year periods.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2019	Change	May 31, 2018
Working capital	$29,631	-48%	$57,035
Cash, cash equivalents and marketable securities	$40,030	-40%	$67,261

Working capital:   The decrease in working capital as of February 28, 2019 in comparison to May 31, 2018 was primarily due to cash used for repurchases of our common stock, the reclassification of $4.5 billion of long-term senior notes as a current liability and cash used to pay dividends to our stockholders during the first nine months of fiscal 2019. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during the first nine months of fiscal 2019 and, to a lesser extent, proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at February 28, 2019 in comparison to May 31, 2018 was primarily due to $29.9 billion of repurchases of our common stock, the repayment of $4.5 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first nine months of fiscal 2019 were partially offset by certain cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during the first nine months of fiscal 2019.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first nine months of fiscal 2019, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of February 28, 2019 relative to what we would have reported using constant currency rates from the May 31, 2018 balance sheet date.

	Nine Months Ended February 28,
(Dollars in millions)	2019	Change	2018
Net cash provided by operating activities	$10,129	-6%	$10,726
Net cash provided by (used for) investing activities	$18,651	312%	$(8,785)
Net cash used for financing activities	$(35,595)	687%	$(4,523)

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

Net cash provided by operating activities decreased in the first nine months of fiscal 2019, relative to the corresponding prior year period, primarily due to certain cash unfavorable changes in working capital balances, primarily cash unfavorable changes associated with income taxes including an installment payment made pursuant to the transition tax provisions of the Tax Act. These unfavorable cash changes during the first nine months of fiscal 2019 were partially offset by higher net income during the first nine months of fiscal 2019.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities was $18.7 billion in the first nine months of fiscal 2019 compared to $8.8 billion of net cash used for investing activities in the first nine months of fiscal 2018. The increase in net cash provided by investing activities during the first nine months of fiscal 2019 was primarily due to an increase in sales and maturities of and a decrease in purchases of marketable securities and other investments during the first nine months of fiscal 2019 relative to the corresponding prior year period.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first nine months of fiscal 2019 increased compared to the first nine months of fiscal 2018 due primarily to increased stock repurchases as we repurchased $29.9 billion of common stock in the first nine months of fiscal 2019 compared to $6.4 billion in the first nine months of fiscal 2018.

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

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2019	Change	2018
Net cash provided by operating activities	$14,789	-3%	$15,192
Capital expenditures	(1,625)	-14%	(1,883)
Free cash flow	$13,164	-1%	$13,309
Net income	$10,619		$3,643
Free cash flow as percent of net income	124%		365%

Long-Term Customer Financing:   We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $451 million and $673 million, respectively, or approximately 14% and 19%, respectively, of our cloud license and on-premise license revenues in the first nine months of fiscal 2019 and 2018, respectively.

Contractual Obligations:   During the first nine months of fiscal 2019, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2015 has been a weighted-average annualized rate of 1.4% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at February 28, 2019, which generally have a ten-year exercise period, substantially all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2019, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 10.1%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2019. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2018 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 17, 2018 and February 15, 2019, we announced that our Board of Directors approved expansions of our stock repurchase program collectively totaling $24.0 billion. As of February 28, 2019, approximately $11.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2018—December 31, 2018	79.2	$46.63	79.2	$6,155.6
January 1, 2019—January 31, 2019	74.3	$48.09	74.3	$2,582.3
February 1, 2019—February 28, 2019	53.0	$51.61	53.0	$11,848.4
Total	206.5	$48.43	206.5

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.09*‡	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of February 12, 2019

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 28, 2019 and May 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 28, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 18, 2019	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 18, 2019	By:	/s/ William Corey West
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer