Form 10-K
period 2019-05-31
ORACLE CORP
filed 2019-06-21
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-35992

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Oracle Parkway
Redwood City, California (Address of principal executive offices)	94065 (Zip Code)

(650) 506-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share 2.25% senior notes due January 2021 3.125% senior notes due July 2025	ORCL	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $107,968,269,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2019, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 30, 2018, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 17, 2019: 3,335,819,000.

Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 2019 annual stockholders' meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2019

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

•

our belief that our Oracle Cloud Software-as-a-Service and Infrastructure-as-a-Service (SaaS and IaaS, respectively, and collectively, Oracle Cloud Services) offerings are opportunities for us to expand our cloud and license business, and that demand for our Oracle Cloud Services will continue to increase;

•

our belief that we can market and sell our SaaS and IaaS offerings together to help customers migrate their extensive installed base of on-premise applications and infrastructure technologies to the Oracle Cloud while at the same time reaching a broader ecosystem of developers and partners;

•	our belief that we can market our SaaS and IaaS services to small and medium-sized businesses and non-IT lines of business purchasers;
•	our expectation that substantially all of our customers will renew their license support contracts annually;
•	our belief that our cloud ERP offerings drive adoption of our other SaaS offerings as our customers realize benefits of a common data model utilized across our SaaS offerings;
•	our expectations regarding the performance of our Oracle Autonomous Database, including its ability to reduce customer downtime and cost;
•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and license business;
•

our expectation that we will continue to make significant investments in research and development, and our belief that research and development efforts are essential to maintaining our competitive position;

•	our expectation that our international operations will continue to provide a significant portion of our total revenues and expenses;
•	the sufficiency of our sources of funding for working capital, capital expenditures, contractual obligations, acquisitions, dividends, stock repurchases, debt repayments and other matters;
•	our expectation that the U.S. Tax Cuts and Jobs Act of 2017 will continue to have a meaningful impact on our provision for income taxes;
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

•	the possibility that certain legal proceedings to which we are a party could have a material impact on our future cash flows and results of operations;
•	our expectations regarding the timing and amount of expenses relating to the Fiscal 2019 Oracle Restructuring Plan and the improved efficiencies in our operations that such a plan will create;
•

the timing and amount of future cash dividend payments and stock repurchases, including our expectation that the levels of our future stock repurchase activity may be modified in comparison to past periods in order to use available cash for other purposes;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “endeavors,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2020, which runs from June 1, 2019 to May 31, 2020.

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

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise deployments, cloud-based deployments, and hybrid deployments (an approach that combines both on-premise and cloud-based deployment) such as our Oracle Cloud at Customer offering (an instance of Oracle Cloud in a customer’s own data center). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Our customers include businesses of many sizes, government agencies, educational institutions and resellers that we market and sell to directly through our worldwide sales force and indirectly through the Oracle Partner Network.

Oracle Cloud Software-as-a-Service and Infrastructure-as-a-Service (SaaS and IaaS, respectively, and collectively, Oracle Cloud Services) offerings provide a comprehensive and integrated stack of applications and infrastructure services delivered via a cloud-based deployment model. Oracle Cloud Services integrate the software, hardware and services on a customer’s behalf in a cloud-based IT environment that Oracle deploys, upgrades, supports and manages for the customer. Oracle Cloud Services are designed to be rapidly deployable to enable customers shorter time to innovation; intuitive for casual and experienced users; easily maintainable to reduce upgrade, integration and testing work; connectable among differing deployment models to enable interchangeability and extendibility between IT environments; compatible to easily move workloads between the Oracle Cloud and other IT environments; cost-effective by requiring lower upfront customer investment; and secure, standards-based and reliable.

Oracle cloud license and on-premise license deployment offerings include Oracle Applications, Oracle Database and Oracle Middleware software offerings, among others, which customers deploy using IT infrastructure from the Oracle Cloud or their own cloud-based or on-premise IT environments. Substantially all customers, at their option, purchase license support contracts when they purchase an Oracle license.

Oracle hardware product offerings include Oracle Engineered Systems, servers, storage and industry-specific products, among others, and customers generally opt to purchase hardware support contracts when they purchase Oracle hardware.

Oracle also offers services to assist our customers and partners to maximize the performance of their Oracle purchases.

Providing choice and flexibility to Oracle customers as to when and how they deploy Oracle applications and infrastructure technologies is an important element of our corporate strategy. We believe that offering customers broad, comprehensive, flexible and interoperable deployment models for Oracle applications and infrastructure technologies is important to our growth strategy and better addresses customer needs relative to our competitors, many of whom provide fewer offerings and more restrictive deployment models.

Our investments in, and innovation with respect to, Oracle products and services that we offer through our cloud and license, hardware and services businesses (described further below) are another important element of our corporate strategy. In fiscal 2019, 2018 and 2017, we invested $6.0 billion, $6.1 billion and $6.2 billion, respectively, in research and development to enhance our existing portfolio of offerings and products and to develop new technologies and services. We have a deep understanding as to how applications and infrastructure technologies interact and function with one another. We focus our development efforts on improving the performance, security, operation and integration of our technologies to improve the computing performance of our products and services relative to our competitors’ offerings, to be more cost-effective, and to be easier for customers to deploy, manage and maintain. For example, we believe that Oracle applications and platform technologies, such as the Oracle Database, when combined with other Oracle infrastructure technologies deliver improved performance at a lower cost relative to competing infrastructure technologies and provide customers flexibility through a choice of cloud-based and on-premise deployment models. After the initial purchase of Oracle products and services, our customers can continue to benefit from our research and development efforts and deep IT expertise by electing to purchase and renew Oracle support offerings for their license and hardware deployments, which may include product enhancements that we periodically deliver to our products, and by renewing their Oracle Cloud Services contracts with us.

Our selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value. In recent years, we have collectively invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We have three businesses:

•

our cloud and license business, which is comprised of a single operating segment and includes our Oracle Cloud Services offerings, cloud license and on-premise license offerings, and license support offerings, represented 83%, 81% and 80% of our total revenues in fiscal 2019, 2018 and 2017, respectively;

•

our hardware business, which is comprised of a single operating segment and includes our hardware products and related hardware support services offerings, represented 9%, 10% and 11% of our total revenues in fiscal 2019, 2018 and 2017, respectively; and

•	our services business, which is comprised of a single operating segment, represented 8% of our total revenues in fiscal 2019 and 9% of our total revenues in each of fiscal 2018 and 2017.

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

Applications and Infrastructure Technologies

Oracle’s comprehensive portfolio of applications and infrastructure technologies is designed to address an organization’s IT environment needs including business process, infrastructure and applications development requirements, among others. Oracle technologies are based upon industry standards and are designed to be enterprise-grade, reliable, scalable and secure. Oracle applications and infrastructure technologies including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure products and services are the building blocks of Oracle Cloud Services, our partners’ cloud services, and our customers’ cloud IT environments. Oracle applications and infrastructure offerings are marketed and sold through our cloud and license, hardware, and services businesses and are delivered through the Oracle Cloud, or through other IT deployment models including cloud-based, hybrid and on-premise. We believe Oracle applications and infrastructure offerings enable flexibility, interoperability and choice to best meet customer IT needs.

We believe that our Oracle Cloud Services offerings are opportunities for us to expand our cloud and license business. We believe that our customers increasingly recognize the value of access to cloud-based applications and infrastructure capabilities via a lower cost, rapidly deployable, flexible and interoperable services model that Oracle manages and maintains on the customer’s behalf. We believe that we can market and sell our SaaS and IaaS offerings together to help customers migrate their extensive installed base of on-premise applications and infrastructure technologies to the Oracle Cloud while at the same time reaching a broader ecosystem of developers and partners. We also believe we can market our SaaS and IaaS services to small and medium-sized businesses and non-IT lines of business purchasers due to the highly available, intuitive design, low touch and low cost characteristics of the Oracle Cloud.

In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services deployment models has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and license support contracts to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. We expect these trends to continue.

Oracle License Support

Oracle license support offerings are marketed and sold as a part of our cloud and license business. Substantially all of our customers opt to purchase license support contracts when they purchase Oracle applications and infrastructure licenses to run within the Oracle Cloud or other cloud-based and on-premise IT environments. We believe our license support offerings protect and enhance our customers’ investments in Oracle applications and infrastructure technologies because they provide proactive and personalized support services including Oracle Lifetime Support and unspecified license enhancements and upgrades during the term of the support period. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. Our license support contracts are generally priced as a percentage of the net fees paid by the customer to access the license and are typically one year in duration.

Applications Technologies

Oracle applications technologies are marketed, sold and delivered through our cloud and license business and represented 35%, 34% and 33% of our cloud and license business revenues during fiscal 2019, 2018 and 2017, respectively. Oracle applications technologies consist of comprehensive cloud-based offerings including our Oracle Cloud SaaS offerings, which are available for customers as a subscription, and Oracle Applications license offerings, which are available for customers to purchase for use in Oracle Cloud IaaS, other cloud-based, and on-premise IT environments with the option to purchase related license support. Regardless of the deployment model selected, our applications technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable performance, agility, compatibility and extendibility. Our applications technologies are generally designed using industry standard architectures to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. We offer applications that are deployable to meet a number of business automation requirements across a broad range of industries. We also offer industry-specific applications through a focused strategy of investments in internal development and strategic acquisitions, which provide solutions to customers in communications, construction and engineering, financial services, health sciences, hospitality, manufacturing, public sector, retail and utilities, among other industries.

Oracle Cloud Software as a Service (SaaS)

Oracle’s broad spectrum of Oracle Cloud SaaS offerings provides customers a choice of software applications that are delivered via a cloud-based IT environment that we host, manage, upgrade and support, and that customers access by entering into a subscription agreement with us for a stated period. Our SaaS offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application accessibility, integration and development. Our SaaS offerings include a broad suite of modular, next-generation cloud software applications that span core business functions including enterprise resource planning (ERP), human capital management (HCM), customer experience (CX), and supply chain management (SCM), among others. We also offer a number of cloud-based industry solutions to address specific customer needs within certain industries.

We believe that the comprehensiveness and breadth of our SaaS offerings differentiate us from many of our competitors that offer more limited or specialized applications. Our SaaS offerings are designed to support connected business processes in the cloud and are centered on a responsive and flexible business core and a common data model. We believe our cloud ERP offerings drive adoption of our other SaaS offerings as our customers realize benefits of a common data model utilized across our SaaS offerings. Our SaaS offerings are designed to deliver a secure data isolation architecture and flexible upgrades; self-service access controls for users; a Service-Oriented Architecture (SOA); built-in social, mobile and business insight capabilities; and a high performance, high availability infrastructure based on our infrastructure technologies, including Oracle Engineered Systems. These SaaS capabilities are designed to simplify IT environments, reduce time to implementation and risk, provide an intuitive user experience for casual and experienced users, and enable customers to focus resources on business growth opportunities. Our SaaS offerings are also designed to incorporate emerging technologies such as Internet-of-Things (IoT), Artificial Intelligence (AI), Machine Learning (ML), blockchain, and advances in the “human interface” and how users interact with Oracle Cloud SaaS offerings.

Our Oracle Cloud SaaS offerings include, among others:

•

Oracle ERP Cloud, which is designed to be a complete, global and integrated ERP solution to help organizations improve decision making and workforce productivity, and to optimize back-office operations by utilizing a single data and security model with a common user interface. We also offer NetSuite ERP, which is a cloud-based ERP product that is generally marketed to small to medium-sized organizations and is designed to run back-office operations and financial processes and includes financial management, revenue management and billing, inventory, supply chain and warehouse management capabilities, among others;

•

Oracle HCM Cloud, which is designed to help organizations find, develop and retain their talent, enable collaboration, provide complete workforce insights, improve business process efficiency, and enable users to connect to an integrated suite of HCM applications from any device;

•

Oracle CX Cloud, which is designed to be a complete and integrated solution to help organizations deliver consistent and personalized customer experiences across their customer channels, touch points and interactions;

•	Oracle SCM Cloud, which is designed to help organizations create, optimize and digitize their supply chains and innovate products quickly; and
•	Oracle Data Cloud, which is designed to enable organizations to leverage their own data and consumer data to inform and measure marketing strategies and programs.

Oracle Applications

Customers have the ability to license Oracle Applications for use within the Oracle Cloud or within their own cloud-based or on-premise IT environments. Oracle Applications are designed to manage and automate core business functions across the enterprise, including HCM; ERP; financial management and governance, risk and compliance; procurement; project portfolio management; SCM; business analytics and enterprise performance management; CX and customer relationship management; and industry-specific applications, among others.

As described above, we provide customers with an option to purchase license support contracts in connection with the purchase of Oracle Applications licenses.

Infrastructure Technologies

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business and through our hardware business.

Our cloud and license business’ infrastructure technologies include the Oracle Database, which is the world’s most popular enterprise database; Java, which is the computer industry’s most widely-used software development language; middleware; and development tools, among others. These technologies are available through subscription to our Oracle Cloud IaaS offerings or with the purchase of a license to run within the Oracle Cloud or other cloud-based and on-premise IT environments and related license support at the customer’s option. Our infrastructure technologies are designed to provide cost-effective, standards-based, high-performance platforms and infrastructure to develop, run, integrate, manage and extend business applications. Our cloud and license infrastructure technologies also provide cloud-based compute, storage and networking capabilities through our Oracle Cloud IaaS offerings. Our customers are increasingly focused on developing innovations and reducing the total cost of their IT infrastructure, and we believe that Oracle infrastructure technologies help them achieve this goal.

In addition to utilizing our cloud and license business’ infrastructure technologies to modernize approaches to their IT environments, customer interest is increasing for emerging technologies such as IoT, chatbots and AI/ML to automate business processes, reduce human error and provide a platform to build new and innovative applications. We deliver emerging technologies through certain of our applications and infrastructure technologies, including as a part of Oracle Autonomous Data Warehouse Cloud Service, which is described further below.

Our hardware business’ infrastructure technologies include hardware products and certain unique hardware-related software offerings, such as Oracle Engineered Systems, servers, storage, industry-specific hardware, virtualization software, operating systems, management software, and related hardware services including support at the customer’s option.

We design our infrastructure technologies to work in customer environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach provides Oracle customers a choice as to how they can utilize and deploy Oracle infrastructure technologies: through the use of Oracle Cloud offerings; in our customers’ data centers; or a hybrid combination of these two deployment models, such as in the Oracle Cloud at Customer deployment model. We focus on the operation and integration of Oracle infrastructure technologies to make them easier to deploy, extend, interconnect, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. For example, we design Oracle Engineered Systems to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products.

Oracle Infrastructure Technologies – Cloud and License Business Offerings

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business and represented 65%, 66% and 67% of our cloud and license business’ total revenues in fiscal 2019, 2018 and 2017, respectively.

Oracle Cloud Infrastructure as a Service (IaaS)

Oracle Cloud IaaS is based upon Oracle’s Generation 2 Cloud technology and is designed to deliver platform, compute, storage and networking services, among others, that Oracle runs, manages, upgrades and supports on behalf of the customer for a fee for a stated time period, or for certain of our IaaS services, on a “pay-as-you-go” basis for services at a specified rate. By utilizing Oracle Cloud IaaS, customers leverage the Oracle Cloud for enterprise-grade, scalable, cost-effective and secure infrastructure technologies that are designed to be rapidly deployable while reducing the amount of time and resources normally consumed by IT processes within on-premise environments. Oracle Generation 2 Cloud infrastructure technology is designed to be differentiated from other cloud vendors to provide better security by separating control code from customer data on separate computers with a different architecture. We continue to invest in Oracle Cloud IaaS to expand the catalog of tools and services we provide to simplify the process of migrating workloads to the Oracle Cloud, as well as to provide customers with the ability to run workloads across on-premise IT environments and the Oracle Cloud in a hybrid deployment model. Customers use Oracle Cloud IaaS offerings to build and operate new cloud-native applications, to run new workloads and to move their existing Oracle or non-Oracle workloads to the Oracle Cloud from their data centers or from other cloud-based IT environments, among other uses.

Oracle customers and partners utilize Oracle’s open, standards-based IaaS offerings for platform related services that are based upon the Oracle Database, Oracle Middleware including Java, open source, and other tools for a variety of use cases across data management, applications development, integration, content and experience, business analytics, IT operations management and security.

Oracle customers and partners also utilize Oracle Cloud IaaS for enterprise-grade compute, storage and networking services. Our Oracle Cloud IaaS offerings’ compute services range from virtual machines to GPU-based offerings to bare metal servers and include options for dense I/O workloads and high performance computing. Oracle Cloud IaaS also includes a range of storage offerings including block, object and archive storage services, as well as containers, networking and edge services to help mitigate denial of service attacks on customer networks.

Oracle Cloud at Customer offerings are a direct response to restrictions imposed upon cloud-based IT environment adoption by businesses that operate within certain regulated industries or jurisdictions. Oracle Cloud at Customer enables customers to access certain IaaS capabilities of the Oracle Cloud in their own data centers behind their firewalls while having the services managed by Oracle. Oracle Cloud at Customer offerings allow customers to take advantage of the agility, innovation and subscription-based pricing of Oracle Cloud Services while meeting data sovereignty, data residency, data protection and regulatory business policy requirements.

Oracle also offers Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for customer cloud-based, hybrid or other infrastructure for a fee for a stated term. Oracle Managed Cloud Services may be hosted at our Oracle data center facilities, select partner data centers or physically at our customers’ facilities.

Oracle Database

The Oracle Database is the world’s most popular enterprise database and is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data. The Oracle Database is licensed throughout the world by businesses and organizations of different sizes for a multitude of purposes, including, among others: for use within the Oracle Cloud to deliver our Cloud SaaS and Cloud IaaS offerings; for use by a number of cloud-based vendors in offering their cloud services; for packaged and custom applications for transactions processing; and for data warehousing and business intelligence. The Oracle Database may be deployed within different IT environments including Oracle Cloud and Oracle Cloud at Customer environments, other cloud-based IT environments, and on-premise data centers, among others. Customers may elect to purchase license support for Oracle Database licenses that are purchased at their option.

Oracle Database Enterprise Edition is available with a number of optional add-on products to address specific customer requirements. In addition to the Oracle Database, we also offer a portfolio of specialized database products to address particular customer requirements including MySQL, Oracle TimesTen In-Memory Database, Oracle Berkeley DB and Oracle NoSQL Database.

Oracle Autonomous Database

Oracle Autonomous Database is an Oracle Cloud IaaS offering that utilizes Oracle’s Generation 2 Cloud infrastructure and is designed to deliver performance and scale with automated database operations and policy-driven optimization implemented with machine learning to lower labor costs and reduce human error for routine database administration tasks including maintenance, tuning, patching, security and backup, among others. Oracle Autonomous Database uses self-driving diagnostics for fault prediction and error handling. We believe Oracle Autonomous Database can deliver rapid insights and innovation by enabling organizations to quickly provision a data warehouse that automatically and elastically scales to millions of transactions per second while enabling organizations to pay only for the capacity used. Oracle Autonomous Database offerings include:

•

Oracle Autonomous Data Warehouse Cloud Service (ADW), which is designed to be a fully managed, high-performance and elastic service optimized for data warehouse workloads. ADW’s self-patching and self-tuning capabilities are designed to enable upgrades while the database is running, eliminating human error. Oracle ADW automates manual IT tasks such as storing, securing, scaling and backing-up. In addition, the machine learning based technology of ADW is designed to enable customers to deploy new or move existing data marts and data warehouses to the cloud; and

•

Oracle Autonomous Transaction Processing Cloud Service (ATP), which is designed to enable businesses to safely run a complex mix of high-performance transactions, reporting and batch processing using instant, elastic compute and storage through an Oracle Database running on an Oracle Exadata cloud-based instance. Oracle ATP is designed to enable organizations to conduct real-time transactional data analysis for faster results and lower administration costs, and to eliminate cyber-attacks on unpatched or unencrypted databases. Oracle ATP is designed to be simple and agile to develop and deploy new applications because no complex management or tuning is required. The integration of Oracle ATP with other Oracle Cloud services, such as Java Cloud and Oracle APEX, and the open interfaces and integrations of Oracle ATP provide developers with a modern, open platform to develop new innovative applications.

Oracle Big Data and Analytics

Big data generally refers to a massive amount of unstructured, streaming and structured data that is so large that it is difficult to process using traditional IT techniques. Oracle offers big data and analytics solutions to complement and extend Oracle applications and infrastructure technologies. We believe that most businesses view big data as a potentially high-value source of analytics that can be used to gain new insights into their customers’ behaviors, to anticipate future demand more accurately, to align workforce deployment with business activity forecasts and to accelerate the pace of operations, among other benefits. We offer a broad portfolio of offerings to address an organization’s big data requirements including, among others, cloud-based services for data integration, data management, analytics and integrated machine learning.

Oracle Middleware

We license our Oracle Middleware, which is a broad family of integrated application infrastructure software, for use in the Oracle Cloud, other cloud-based environments, on-premise data centers and related IT environments. Oracle Middleware is designed to form a reliable and scalable foundation on which customers can build, deploy, secure, access, extend and integrate business applications and automate their business processes. Built with Oracle’s Java technology platform, Oracle Middleware products are designed to be flexible across different deployment environments—cloud, on-premise or hybrid—as a foundation for custom, packaged and composite applications, thereby simplifying and reducing time to deployment. Oracle Middleware is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications software through an open architecture and adherence to industry standards. Specifically, Oracle Middleware is designed to enable customers to integrate Oracle and non-Oracle business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence. In addition, Oracle Middleware supports multiple development languages and tools, which enables developers to flexibly build and deploy web services, websites, portals and web-based applications globally across different IT environments.

Among our other middleware license offerings, we license a wide range of development tools, such as identity management and business analytics software for mobile computing development that are designed to address the needs of businesses that are increasingly focused on delivering mobile device applications to their customers. We also offer certain of these mobile development capabilities as a cloud service, including Oracle Mobile Cloud Service, among others.

Customers may elect to purchase license support, as described above, for Oracle Middleware licenses at their option.

Java

Java is the computer industry’s most widely-used software development language and is viewed as a global standard. We believe the Java programming language and platform together represent one of the most popular and powerful development environments in the world, one that is used by millions of developers globally to develop embedded applications, web content, enterprise software and games. Oracle Middleware software products and certain of our Oracle Applications are built using the Oracle Java technology platform, which we believe is a key advantage for our business. Customers may license the use of Java or access Java through Oracle Java Cloud Service.

Java is designed to enable developers to write software on a single platform and run it on many other different platforms, independent of operating system and hardware architecture. Java has been adopted by both independent software vendors (ISVs) that have built their products on Java and by enterprise organizations building custom applications or consuming Java-based ISV products.

Oracle Infrastructure Technologies – Hardware Business Offerings

Oracle infrastructure technologies are also marketed, sold and delivered through our hardware business, including a broad selection of hardware products and related hardware support services for cloud-based IT environments, data centers and related IT environments.

Oracle Engineered Systems

Oracle Engineered Systems are core to our cloud-based and on-premise data center infrastructure offerings. Oracle Engineered Systems are pre-integrated products, combining multiple unique Oracle technology components, including database, storage, operating system or middleware software with server, storage and networking hardware and other technologies. Oracle Engineered Systems are designed to work together to deliver improved performance, scalability, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently; and to simplify maintenance cycles by providing a single solution for software patching. For example, Oracle Exadata Database Machine is a computing platform that is designed to be optimized for running Oracle Database to achieve higher performance and availability at a lower cost by combining Oracle Database, storage and operating system software with Oracle server, storage and networking hardware. We offer certain of our Oracle Engineered Systems, including Oracle Exadata Database Machine, among others, through flexible deployment options, including on-premise, and as an infrastructure cloud service and cloud at customer service.

Servers

We offer a wide range of server products that are designed for mission-critical enterprise environments and that are key components of our engineered systems offerings and cloud offerings. We have two families of server products: those based on the Oracle SPARC microprocessor, which are designed to be differentiated by their reliability, security and scalability for UNIX environments; and those using microprocessors from Intel Corporation. By offering a range of server sizes and microprocessors, customers are offered the flexibility to choose the types of servers that they believe will be most appropriate and valuable for their particular IT environments. We believe the combination of Oracle server systems with Oracle software enhances our customers’ ability to shift data and workloads between data center and cloud deployments based on business requirements.

Storage

Oracle storage products are engineered for the cloud and designed to securely store, manage, protect and archive customers’ mission-critical data assets generated by any database or application. Oracle storage products combine flash, disk, tape and server technologies with optimized software and unique integrations with Oracle Database designed to offer greater performance and efficiency, and lower total cost relative to our competitors’ storage products. Certain of our storage products are also offered as cloud-based services through the Oracle Cloud. Our storage offerings include, among others, Oracle ZFS Storage Appliance, a unified storage system that combines network attached storage, storage area network and object storage capabilities; Oracle’s Zero Data Loss Recovery Appliance that provides unique, recovery-focused data protection for Oracle Database; and Oracle’s StorageTek tape storage and automation product line which includes tape drives, tape libraries, media and software packages that provide lifecycle data management and security for enterprise backup and archive requirements.

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

Operating Systems, Virtualization, Management and Other Hardware-Related Software

We offer a portfolio of operating systems, including Oracle Linux and Oracle Solaris, virtualization software including Oracle VM, and other hardware-related software including development, management and file systems tools that are designed to optimize the performance, efficiency, and security of customers’ hardware products while providing customers with high levels of flexibility, reliability and availability. We also offer a range of management technologies and products, including Oracle Enterprise Manager, designed to help customers efficiently operate complex IT environments, including both end users’ and service providers’ cloud environments.

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

Services

We offer services solutions to help customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services offerings include, among others:

•

consulting services, which are designed to help our customers and global system integrator partners more successfully architect and deploy our cloud and license offerings, including IT strategy alignment, enterprise architecture planning and design, initial software implementation and integration, application development and integration services, security assessments and ongoing software enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

•	advanced customer support services, which are provided at customer facilities and remotely to enable increased performance and higher availability of their Oracle products and services; and
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

Manufacturing

To produce our hardware products that we market and sell to third-party customers and that we utilize internally to deliver as a part of our Oracle Cloud operations, we rely on both our internal manufacturing operations as well as third-party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers and storage products. For all other manufacturing, we generally rely on third-party manufacturing partners to produce our hardware-related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products from either our facilities or partner facilities. Our manufacturing processes are substantially based on standardization of components across product types, centralization of assembly and distribution centers and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for certain of our hardware products. As a result, we continue to evaluate potential risks of disruption to our supply chain operations. Refer to “Risk Factors” included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our products and the related risks to our business.

Sales and Marketing

We directly market and sell our cloud, license, hardware and services offerings to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our offerings through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2019, 2018 and 2017.

In the United States (U.S.), our sales and services employees are based in our headquarters and in field offices throughout the country. Outside the U.S., our international subsidiaries sell, support and service our offerings in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography specific economic trends and offers us an opportunity to take advantage of new markets for our offerings. Our international operations subject us to certain risks, which are more fully described in “Risk Factors” included in Item 1A of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 15 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Research and Development

We develop the substantial majority of our product offerings internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of U.S. and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal businesses. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and service offerings.

Employees

As of May 31, 2019, we employed approximately 136,000 full-time employees, including approximately 39,000 in sales and marketing, approximately 18,000 in our cloud services and license support operations, approximately 4,000 in hardware, approximately 24,000 in services, approximately 38,000 in research and development and approximately 13,000 in general and administrative positions. Of these employees, approximately 48,000 were employed in the U.S. and approximately 88,000 were employed internationally. None of our employees in the U.S. is represented by a labor union; however, in certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees.

Seasonality and Cyclicality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses (in particular, our cloud and license business and hardware business) are generally affected by seasonal factors in a similar manner as our revenues because certain expenses within our cost structure are relatively fixed in the short term. See “Cloud and License Business” and “Selected Quarterly Financial Data” in Item 7 of this Annual Report for more information regarding the seasonality and cyclicality of our revenues, expenses and margins.

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

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, speed to production and quality of technical support. Our product and service sales (and the relative strength of our products and services versus those of our competitors) are also directly and indirectly affected by the following, among other things:

•	the adoption of cloud-based IT offerings including SaaS and IaaS offerings;
•	ease of deployment, use and maintenance of our products and services offerings;
•	compatibility between Oracle products and services deployed within local IT environments and public cloud IT environments, including our Oracle Cloud environments;
•	the adoption of commodity servers and microprocessors;
•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;
•	operating system competition among our Oracle Solaris and Linux operating systems, with alternatives including Microsoft’s Windows Server, and other UNIX and Linux operating systems;
•	the adoption of open source alternatives to commercial software by enterprise software customers;
•	products, features and functionality developed internally by customers and their IT staff;
•	products, features and functionality customized and implemented for customers by consultants, systems integrators or other third parties; and
•	attractiveness of offerings from business processing outsourcers.

For more information about the competitive risks we face, refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on the SEC’s website at www.sec.gov and our Investor Relations website at www.oracle.com/investor as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC. We use our Investor Relations website as a means of disclosing material non-public information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, information regarding our environmental policy and global sustainability initiatives and solutions are also available on our website www.oracle.com/corporate/citizenship. The information posted on or accessible through our website is not incorporated into this Annual Report.

Information about our Executive Officers

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

Mr. Ellison, 74, has been our Chairman of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004. He currently serves as a director of Tesla, Inc.

Ms. Catz, 57, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She currently serves as a director of The Walt Disney Company and she previously served as a director of HSBC Holdings plc.

Mr. Hurd, 62, has been our Chief Executive Officer since September 2014. He served as our President from September 2010 to September 2014 and a Director since September 2010. Prior to joining us, he served as Chairman of the Board of Directors of Hewlett-Packard Company from September 2006 to August 2010 and as Chief Executive Officer, President and a member of the Board of Directors of Hewlett-Packard Company from April 2005 to August 2010.

Mr. Henley, 74, has served as our Vice Chairman of the Board since September 2014. He previously served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Screven, 54, has been Executive Vice President, Chief Corporate Architect since May 2015. He served as our Senior Vice President, Chief Corporate Architect from November 2006 to April 2015 and as Vice President, Chief Corporate Architect from January 2003 to November 2006. He held various other positions with us since joining Oracle in 1986.

Ms. Daley, 60, has been our Executive Vice President and General Counsel since April 2015. She served as our Secretary from October 2007 until October 2017 and she was our Senior Vice President, General Counsel from October 2007 to April 2015. She served as our Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004 and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 57, has been our Executive Vice President, Corporate Controller and Chief Accounting Officer since April 2015. He served as our Senior Vice President, Corporate Controller and Chief Accounting Officer from February 2008 to April 2015 and served as our Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. His previous experience includes 14 years with Arthur Andersen LLP, most recently as a partner.

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

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.     Rapid technological advances, intense competition, changing delivery models and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the industries in which we compete. If we are unable to develop new or sufficiently differentiated products and services, enhance and improve our product offerings and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe to our license, hardware or cloud offerings or renew license support, hardware support or cloud subscriptions contracts. Renewals of these contracts are important to the growth of our business. In addition, we cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have continued to refresh and release new offerings of our cloud products and services, including the launch of the Oracle Autonomous Data Warehouse Cloud Service. The Oracle Autonomous Data Warehouse Cloud Service offers automation based on machine learning and we have guaranteed, among other matters, that it will reduce customer downtime to less than 30 minutes a year and that Amazon Data Warehouse customers will see a significant cost reduction if they migrate their workloads to our offering. Machine learning and artificial intelligence are increasingly driving innovations in technology but if they fail to operate as anticipated or the Oracle Autonomous Data Warehouse Cloud Service or our other products do not perform as promised, our business and reputation may be harmed.

In addition, our business may be adversely affected if:

•	we do not continue to develop and release new or enhanced products and services within the anticipated time frames;
•	infrastructure costs to deliver new or enhanced products and services take longer or result in greater costs than anticipated;
•	there is a delay in market acceptance of and difficulty in transitioning new and existing customers to new, enhanced or acquired product lines or services;
•	there are changes in information technology (IT) trends that we do not adequately anticipate or address with our product development efforts;
•	we do not optimize complementary product lines and services in a timely manner; or
•	we fail to adequately integrate, support or enhance acquired product lines or services.

Our Oracle Cloud strategy, including our Oracle Software-as-a-Service (SaaS) and Infrastructure-as-a-Service (IaaS) offerings, may adversely affect our revenues and profitability.     We provide our cloud and other offerings to customers worldwide via deployment models that best suit their needs, including via our cloud-based SaaS and IaaS offerings. As these business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our cloud and license offerings. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

As customer demand for our cloud offerings increases, we experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our cloud license and on-premise license, and hardware product arrangements relative to our cloud offering arrangements. Customers generally purchase our cloud offerings on a subscription basis and revenues from these offerings are generally recognized ratably over the terms of the subscriptions. Consequently, any deterioration in sales activity associated with our cloud offerings may not be immediately observable in our consolidated statement of operations. This is in contrast to revenues associated with our license and hardware product arrangements, which are generally recognized in full at the time of delivery of the related licenses and hardware products.

We have also acquired a number of cloud computing companies, and the integration of these companies into our Oracle Cloud strategy may not be as efficient or scalable as anticipated, which could adversely affect our ability to fully realize the benefits anticipated from these acquisitions.

We might experience significant coding, manufacturing or configuration errors in our cloud, license and hardware offerings.     Despite testing prior to the release and throughout the lifecycle of a product or service, our cloud, license and hardware offerings sometimes contain coding or manufacturing errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released cloud, license or hardware offerings can be time consuming and costly. Errors in our cloud, license or hardware offerings could affect their ability to properly function, integrate or operate with other cloud, license or hardware offerings, could delay the development or release of new products or services or new versions of products or services, could create security vulnerabilities in our products or services, and could adversely affect market acceptance of our products or services. This includes third-party software products or services incorporated into our own. If we experience errors or delays in releasing our cloud, license or hardware offerings or new versions of these offerings, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our and our customers’ abilities to conduct business operations and to ensure accuracy in financial processes and reporting, and may result in unanticipated costs. Enterprise customers rely on our cloud, license and hardware offerings and related services to run their businesses and errors in our cloud, license and hardware offerings and related services could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

If our security measures for our products and services are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, all of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.     We are in the IT business, and our products and services, including our Oracle Cloud Services, store, retrieve, manipulate and manage our customers’ information and data, external data, as well as our own data. We have a reputation for secure and reliable product offerings and related services and we have invested a great deal of time and resources in protecting the integrity and security of our products, services and the internal and external data that we manage. At times, we encounter attempts by third parties (which may include individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations, nation states and individuals sponsored by them) to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems, any of which could lead to the compromise of personal information or the confidential information or data of Oracle or our customers. Computer hackers and others may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack our networks, systems, products and services, exploit potential security vulnerabilities of our networks, systems, products and services, create system disruptions and cause shutdowns or denials of service. This is also true for third-party data, products or services incorporated into our own. Our products and services, including our Oracle Cloud Services may also be accessed or modified improperly as a result of customer, partner, employee or supplier error or malfeasance and third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, our customers, suppliers or partners.

Security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting IT products and businesses. Although this is an industry-wide problem that affects software and hardware companies generally, it affects Oracle in particular because computer hackers tend to focus their efforts on the most prominent IT companies, and they may focus on Oracle because of our reputation for, and marketing efforts associated with, having secure products and services. These risks will increase as we continue to grow our cloud offerings and store and process increasingly large amounts of data, including personal information and our customers’ confidential information and data, and host or manage parts of our customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services, retail, hospitality and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquired companies, we may still inherit such risks when we integrate these companies within Oracle.

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

We could suffer significant damage to our brand and reputation if a cyber-attack or other security incident were to allow unauthorized access to or modification of our customers’ or suppliers’ data, other external data, or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are reported to have or are perceived as having security vulnerabilities. Customers could lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to not be secure. This could lead to fewer customers using our products and services and result in reduced revenues and earnings. The costs we would incur to address and fix these security incidents would increase our expenses. These types of security incidents could also lead to loss or destruction of information, inappropriate use of proprietary and sensitive data, lawsuits, indemnity obligations, regulatory investigations and financial penalties, and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring.

Our products operate in conjunction with and are dependent on products and components across a broad ecosystem. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, liability claims, customer dissatisfaction, reduced revenue, or harm to our reputation or competitive position.

Our business practices with respect to data could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.     As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. For example, certain data transfer mechanisms are currently subject to challenges in European courts, which may lead to uncertainty about the legal basis for data transfers to the U.S. or interruption of such transfers. In the event any court blocks transfers to or from a particular jurisdiction on the basis that no transfer mechanisms are legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, regulatory liabilities or reputational harm. This impact could also occur in those jurisdictions where privacy laws or regulators take a broader view of how personal information is defined, therefore subjecting the handling of such data to heightened restrictions that may be obstructive to our operations and the operations of our customers, partners and data providers. This impact could be acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this imposes financial costs on any service provider that is required to store data in jurisdictions not of its choosing and nonstandard operational processes that are difficult and costly to integrate with global processes.

In the wake of the European Union General Data Protection Regulation (GDPR), the rate of global consideration and adoption of privacy laws has increased, giving rise to more global jurisdictions in which regulatory inquiries and audits may be requested of Oracle, and if not deemed to be in compliance, could result in enforcement actions and/or fines. This is true in the U.S. where California recently enacted the California Consumer Privacy Act (CCPA) effective in January 2020, Congress is considering several privacy bills at the federal level, and other state legislatures are considering privacy laws. Regulators globally are also imposing greater monetary fines for privacy violations. The GDPR, which became effective in May 2018, provides for monetary penalties of up to 4% of an organization’s worldwide revenue. One European data protection regulator has fined a major U.S. technology company EUR 50 million for its data handling practices. The U.S. Federal Trade Commission continues to fine companies on a regular basis for unfair and deceptive data protection practices, and these fines may increase in size. The CCPA provides for statutory damages on a per violation basis that could be very large in the event of a significant data security breach or other CCPA violation. Taken together, the changes in laws or regulations associated with the enhanced protection of personal and other types of data could greatly increase the size of potential fines related to data protection, and our cost of providing our products and services could result in changes to our business practices or even prevent us from offering certain services in jurisdictions in which we operate. Although we have implemented contracts, policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products.

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

Macroeconomic developments like the developments associated with the United Kingdom’s vote to exit the EU (Brexit), evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed.     We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Many vendors spend amounts in excess of what Oracle spends to develop and market applications and infrastructure technologies including databases, middleware products, application development tools, business applications, collaboration products and business intelligence, compute, storage and networking products, among others, which compete with Oracle applications and infrastructure offerings. Use of our competitors’ technologies may influence a customer’s purchasing decision or create an environment that makes it less efficient to utilize or migrate to Oracle products and services. Our competition may also adopt business practices that provide customers access to competing products and services at a risk profile that we may not generally find acceptable, which may convince customers to purchase competitor products and services. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices, better execute on their sales and marketing strategies, offer more flexible business practices or form strategic alliances with other companies. We may also face increasing competition from open source software initiatives in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

We may need to change our pricing models to compete successfully.     The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud delivery models offered by us and our competitors may unfavorably impact the pricing of our other cloud and license, hardware and services offerings, and we may also incur increased cloud delivery expenses as we expand our cloud operations and update our infrastructure, all of which could reduce our revenues and/or profitability. Our license support fees and hardware support fees are generally priced as a percentage of our net license fees and net new hardware products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings.

We introduced Oracle Bring Your Own License (BYOL) and Universal Credit Pricing to simplify the way customers purchase and consume our cloud services. Oracle BYOL enables customers to maintain their existing software licenses for Oracle Infrastructure while expanding their platform technology footprint at a discounted price. Oracle Universal Credit Pricing provides a flexible model for customers to access Oracle Infrastructure services on demand via a single contract. Any future changes to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy, commit to large customer deployments at prices that are unprofitable, or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease. The increase in open source software distribution may also cause us to change our pricing models.

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

Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws and local laws which include data privacy requirements, labor relations laws, tax laws, foreign currency-related regulations, anti-competition regulations, prohibitions on payments to governmental officials, market access, tariffs, import, export and general trade regulations, including but not limited to economic sanctions and embargos. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business, including the loss of trade privileges. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Compliance with these laws requires a significant amount of management attention and effort, which may divert management’s attention from running our business operations and could harm our ability to grow our business, or may increase our expenses as we engage specialized or other additional resources to assist us with our compliance efforts. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We monitor our operations and investigate allegations of improprieties relating to transactions and the way in which such transactions are recorded. Where circumstances warrant, we provide information and report our findings to government authorities, but no assurance can be given that action will not be taken by such authorities.

We are also subject to a variety of other risks and challenges in managing an organization operating globally, including those related to:

•	general economic conditions in each country or region;
•	fluctuations in currency exchange rates and related impacts on customer demand and our operating results;
•	difficulties in transferring funds from or converting currencies in certain countries that could lead to a devaluation of our net assets, in particular our cash assets, in that country’s currency;
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

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.     Our customers depend on our support organization to resolve technical issues relating to our applications and infrastructure offerings. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality technical support, could adversely affect our reputation, our ability to sell our applications to existing and prospective customers, and our business, operating results, and financial position.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.     Our revenues, particularly certain of our cloud license and on-premise license revenues and hardware revenues, can be difficult to forecast. As a result, our quarterly operating results can fluctuate.

For our Oracle Cloud Services, our actual conversion or renewal rates may differ from those used in our forecasts because this business is continuing to evolve and such rates may be unpredictable which could have an adverse effect on our long-term results. For our license business, we use a “pipeline” system, a common industry practice, to forecast sales and trends in that business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can be unreliable both in a particular quarter and over a longer period of time, in part because the conversion rate or closure rate of the pipeline into contracts can be very difficult to estimate. A reduction in the conversion rates, renewal rates, or in the pipeline itself, could adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rates and renewal rates in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rates can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters following the acquisition. Conversion rates and renewal rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates and renewal rates can also be affected by changes in business practices that we implement in our newly acquired companies. These changes may negatively affect customer behavior.

A substantial portion of the revenue value of our cloud license and on-premise license, and hardware contracts is completed in the latter part of a quarter and a significant percentage of these are larger value orders. Because a significant portion of our cost structure is largely fixed in the short term, sales and revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large license transactions and, to a lesser extent, hardware products transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly sales, revenues and profitability to fall significantly short of our predictions.

We may experience foreign currency gains and losses. Changes in currency exchange rates can adversely affect customer demand and our revenue and profitability.     We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar can significantly affect our total assets, revenues, operating results and cash flows, which are reported in U.S. Dollars. In particular, the economic uncertainties relating to Brexit and European sovereign and other debt obligations may cause the value of the British Pound and Euro to fluctuate relative to the U.S. Dollar. Fluctuations in foreign currency rates, including the strengthening of the U.S. Dollar against the Euro and most other major international currencies, adversely affects our revenue growth in terms of the amounts that we report in U.S. Dollars after converting our foreign currency results into U.S. Dollars and in terms of actual demand for our products and services as certain of these products may become relatively more expensive for foreign currency-based enterprises to purchase. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. Generally, our reported revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. In addition, our reported assets generally are adversely affected when the dollar strengthens relative to other currencies as a portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged against earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency exposures. We may suspend the program from time to time. As part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations are international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost-effective to hedge our foreign currency exposures, if our hedging efforts are ineffective, or should we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows.

We have incurred foreign currency losses associated with the devaluation of currencies in certain highly inflationary economies relative to the U.S. Dollar. We could incur future losses in emerging market countries where we do business should their currencies become designated as highly inflationary.

Our periodic workforce restructurings and reorganizations can be disruptive.     We have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, change in strategies, acquisitions and other internal and external considerations. In the past, these types of restructurings have resulted in increased restructuring costs and temporary reduced productivity while the employees adjusted to their new roles and responsibilities. In addition, we may not achieve or sustain the expected growth, resource redeployment or cost savings benefits of these restructurings, or may not do so within the expected timeframe. These effects could recur in connection with future acquisitions and other restructurings and our revenues and other results of operations could be negatively affected.

We may lose key employees or may be unable to hire enough qualified employees.     We rely on hiring qualified employees and the continued service of our senior management, including our Chairman of the Board of Directors, Chief Technology Officer and founder; our Chief Executive Officers; other members of our executive team; and other key employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot guarantee that there will not be additional departures, which may be disruptive to our operations.

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

Our general compensation program includes restricted stock units and performance-based equity, which are important tools in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. We continually evaluate our compensation practices and consider changes from time to time, such as reducing the number of employees granted equity awards or the number of equity awards granted per employee and granting alternative forms of stock-based compensation, which may have an impact on our ability to retain employees and the amount of stock-based compensation expense that we record. Any changes in our compensation practices or those of our competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

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

Acquisitions present many risks and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction.     We continue to make strategic acquisitions of companies, products, services and technologies. We have a selective and active acquisition program and we expect to continue to make acquisitions in the future because acquisitions are an important element of our overall corporate strategy. Risks we may face in connection with our acquisition program include:

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;
•

we may have difficulties (1) managing an acquired company’s technologies or lines of business; (2) entering new markets where we have no, or limited, direct prior experience or where competitors may have stronger market positions; or (3) retaining key personnel from the acquired companies;

•

an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices or alter go-to-market strategies that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill;

•

our operating results or financial condition may be adversely impacted by (1) claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition, including, among others, claims from government agencies, terminated employees, current or former customers, former stockholders or other third parties; (2) pre-existing contractual relationships that we assume from an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (3) unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices; and (4) intellectual property claims or disputes;

•

we may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in (1) unexpected litigation or regulatory exposure, (2) unfavorable accounting treatment, unexpected increases in taxes due, (3) the loss of anticipated tax benefits or (4) other adverse effects on our business, operating results or financial condition;

•

we may not realize any anticipated increase in our revenues from an acquisition for a number of reasons, including (1) if a larger than predicted number of customers decline to renew cloud-based subscription contracts or license support or hardware support contracts, (2) if we are unable to sell the acquired products or service offerings to our customer base, (3) if acquired customers do not elect to purchase our technologies due to differing business practices or (4) if contract models utilized by an acquired company do not allow us to recognize revenues on a timely basis;

•

we may have difficulty incorporating acquired technologies, products, services and their related supply chain operations with our existing lines of business and supply chain infrastructure and maintaining uniform standards, architecture, controls, procedures and policies;

•	we may have multiple product lines or services offerings as a result of our acquisitions that are offered, priced, delivered and supported differently, which could cause customer confusion and delays;
•

we may incur higher than anticipated costs (1) to support, develop and deliver acquired products or services, (2) for general and administrative functions that support new business models, or (3) to comply with regulations applicable to an acquired business that are more complicated than we had anticipated;

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

•

we may be unable to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, (1) delay or prevent us from completing a transaction, (2) adversely affect our integration plans in certain jurisdictions, (3) restrict our ability to realize the expected financial or strategic goals of an acquisition, or (4) have other adverse effects on our current business and operations;

•	our use of cash to pay for acquisitions may limit other potential uses of our cash, including (1) stock repurchases, (2) dividend payments and (3) retirement of outstanding indebtedness, among others;
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
•

we may experience additional or unexpected changes in how we are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles, including arrangements that we may assume in an acquisition.

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

Our hardware revenues and profitability have declined and could continue to decline.     Our hardware business may adversely affect our overall profitability. We may not achieve our estimated revenue, profit or other financial projections with respect to our hardware business in a timely manner or at all due to a number of factors, including:

•	our changes in hardware strategies, offerings and technologies which could adversely affect demand for our hardware products;
•	our hardware business has higher expenses as a percentage of revenues, and thus has been less profitable, than our cloud and license business;
•	our focus on our more profitable Oracle Engineered Systems and the de-emphasis of our lower profit margin commodity hardware products could adversely affect our hardware revenues;
•	changes in strategies and frequency for the development and introduction of new versions or next generations of our hardware products could adversely affect our hardware revenues;
•

a greater risk of material charges that could adversely affect our operating results, such as potential write-downs and impairments of our inventories; higher warranty expenses than what we experience in our cloud and license and services businesses; and amortization and potential impairment of intangible assets associated with our hardware business;

•	decreased customer demand for related hardware support as hardware products approach the end of their useful lives could adversely affect our hardware revenues; and
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

Our hardware offerings are complex products, and if we cannot successfully manage this complexity, the results of our hardware business will suffer.     We depend on suppliers to develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. As a result, our supply chain operations could be disrupted or negatively impacted by industry consolidation and component constraints or shortages, natural disasters, political unrest, port stoppages or other transportation disruptions or slowdowns, or other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped. We may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant shortages, delays or quality issues in the delivery of necessary technologies, parts or components from a particular vendor. If one or more of the risks described above occurs, our hardware business and related operating results could be materially and adversely affected.

We are susceptible to third-party manufacturing and logistics delays, which could result in the loss of sales and customers.     We outsource the manufacturing, assembly, delivery and technology or component design of certain of our hardware products to a variety of companies, many of which are located outside the U.S. If these partners experience production problems or delays or cannot meet our demand for products, we may not be able to find alternate manufacturing sources in a timely or cost-effective manner, if at all. Therefore, we continue to explore additional third-party manufacturing partners to drive supply chain continuity. This could cause the loss of sales and existing or potential customers, delayed revenue recognition or an increase in our hardware products expenses, all of which could adversely affect the margins of our hardware business.

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

Third parties have claimed, and in the future may claim, infringement or misuse of intellectual property rights and/or breach of license agreement provisions.     We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties include entities that do not have the capabilities to design, manufacture, or distribute products or services or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement and misuse. We expect to continue to receive such claims as:

•	we continue to expand into new businesses and acquire companies;
•	the number of products and competitors in our industry segments grows;
•	the use and support of third-party code (including open source code) becomes more prevalent in the industry;
•	the volume of issued patents continues to increase; and
•	non-practicing entities continue to assert intellectual property infringement in our industry segments.

Responding to any such claim, regardless of its validity, could:

•	be time consuming, costly and result in litigation;
•	divert management’s time and attention from developing our business;
•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;
•	require us to stop selling or to redesign certain of our products;
•	require us to release source code to third parties, possibly under open source license terms;
•	require us to satisfy indemnification obligations to our customers; or
•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

We may not receive significant revenues from our current research and development efforts for several years, if at all.     Developing our various product offerings is expensive and the investment in the development of these offerings often involves a long return on investment cycle. An important element of our corporate strategy is to continue to dedicate a significant amount of resources to research and development and related product and service opportunities both through internal investments and the acquisition of intellectual property from companies that we have acquired. Accelerated product and service introductions and short life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Business disruptions could adversely affect our operating results.     A significant portion of our critical business operations are concentrated in a few geographic areas, some of which include emerging market international locations that may be less stable relative to running such business operations solely within the U.S. We are a highly automated business and a disruption or failure of our systems and processes could cause delays in completing sales, providing services, including some of our cloud offerings, and enabling a seamless customer experience with respect to our customer facing back office processes. A major earthquake or fire, political, social or other disruption to infrastructure that supports our operations or other catastrophic event or the effects of climate change (such as increased storm severity, drought and pandemics) that results in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) significantly changed how corporations are taxed in the U.S., which has had and we expect will continue to have a meaningful impact on our provision for income taxes. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended May 31, 2018. The U.S. Treasury Department and the Internal Revenue Service (IRS), and other standards-setting bodies may issue guidance on how the provisions of the Tax Act will be applied that is different from our interpretation. The Tax Act requires complex computations not previously required or produced, and significant judgments and assumptions in the interpretation of the law were made in producing our provisional estimates. We have adjusted the provisional amounts and reflected the adjustments in our financial statements for the year ended May 31, 2019 based on the regulatory and other guidance issued to date by the Treasury Department and IRS, but also on judgments and assumptions where uncertainty continues to exist. Such uncertainty in the application of the Tax Act to our ongoing operations as well as possible adverse future law changes attributable to changes in the U.S. political environment could have an adverse impact on our future tax rate.

Other countries also continue to consider enacting changes to their tax laws that could adversely affect us by increasing taxes imposed on our foreign subsidiaries, including changes in withholding tax regimes and the imposition of taxes targeted at certain technology businesses. More fundamentally, longstanding international tax principles that determine each country’s right to tax cross-border transactions are being reconsidered, creating significant uncertainty as to the future level of corporate income tax on our international operations. This re-examination is driven by a perceived need to provide greater taxing rights to market jurisdictions where customers or users are located. Various measures are being discussed, including adjustments to transfer pricing rules, limitations on deductions, and imposition of additional withholding taxes.

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

There are risks associated with our outstanding and future indebtedness.     As of May 31, 2019, we had an aggregate of $56.3 billion of outstanding indebtedness that will mature between calendar year 2019 and calendar year 2055 and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.     Some of our cloud and hardware operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used for these products, human health and safety, the use of certain chemical substances and the labor practices of suppliers, as well as local testing and labelling requirements. Compliance with these ever-changing environmental and other laws in a timely manner could increase our product design, development, procurement, manufacturing, delivery, cloud operations and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our cloud and hardware businesses. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products and services into one or more states or countries and result in a material adverse effect on the financial condition or results of operations of our cloud and hardware businesses. Regulatory, market, and competitive pressures regarding the energy intensity and energy mix for our data center operations may also grow.

The SEC has adopted disclosure requirements for companies that use certain “conflict minerals” (tantalum, tin, tungsten and gold) in their products. Our supply chain is multi-tiered, global and highly complex. As a provider of hardware end-products, we are several steps removed from the mining and smelting or refining of any conflict minerals in our supply chain. Accordingly, our ability to determine with certainty the origin and chain of custody of conflict minerals is limited. Our relationships with customers and suppliers could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict minerals disclosure requirements.

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

Our stock price could become more volatile and your investment could lose value.    All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market by us or by our competitors regarding new products, product enhancements, technological advances, acquisitions or major transactions could also affect our stock price. Changes in the amounts and frequency of share repurchases or dividends could affect our stock price. Our stock price could also be affected by factors, some of which are beyond our control, including, among others: speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, earnings announcements where our financial results differ from our guidance or investors’ expectations, our credit ratings and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.   In fiscal 2019, our Board of Directors approved expansions of our stock repurchase program totaling $24.0 billion. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, services, manufacturing, cloud operations and administrative and other functions. Our headquarters facility consists of approximately 2.1 million square feet in Redwood City, California, substantially all of which we own. We also own or lease other facilities for current use consisting of approximately 27.7 million square feet in various other locations in the U.S. and abroad. Approximately 3.1 million square feet, or 10%, of our total owned and leased space is sublet or is being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Our cloud operations deliver our Oracle Cloud Services through the use of global data centers including those that we own and operate and those that we utilize through colocation suppliers. We believe that our facilities are in good condition and suitable for the conduct of our business.

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

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 8,970 stockholders of record as of May 31, 2019.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Program

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 17, 2018 and February 15, 2019, we announced that our Board of Directors approved expansions of our stock repurchase program totaling $24.0 billion. As of May 31, 2019, approximately $5.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2019—March 31, 2019	58.0	$52.93	58.0	$8,780.5
April 1, 2019—April 30, 2019	29.1	$54.41	29.1	$7,198.4
May 1, 2019—May 31, 2019	24.9	$54.11	24.9	$5,848.4
Total	112.0	$53.57	112.0

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2019, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2014 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/14	5/15	5/16	5/17	5/18	5/19
Oracle Corporation	100.0	104.8	98.4	112.8	118.0	129.9
S&P 500 Index	100.0	111.8	113.7	133.6	152.8	158.6
S&P Information Technology Index	100.0	118.8	122.5	163.9	210.2	219.4

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of and for our last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Over our last five fiscal years, we have acquired a number of companies, including NetSuite Inc. (NetSuite) in fiscal 2017. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our revenues, income, earnings per share and total assets.

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2019	2018(4)	2017(4)	2016(4)	2015(4)
Consolidated Statements of Operations Data:
Total revenues	$39,506	$39,383	$37,792	$37,047	$38,226
Operating income	$13,535	$13,264	$12,913	$12,604	$13,871
Net income(1)	$11,083	$3,587	$9,452	$8,901	$9,938
Earnings per share—diluted(1)	$2.97	$0.85	$2.24	$2.07	$2.21
Diluted weighted average common shares outstanding	3,732	4,238	4,217	4,305	4,503
Cash dividends declared per common share	$0.81	$0.76	$0.64	$0.60	$0.51
Consolidated Balance Sheets Data:
Working capital(2)	$27,756	$57,035	$50,995	$47,105	$47,314
Total assets(2)	$108,709	$137,851	$136,003	$112,180	$110,903
Notes payable and other borrowings(3)	$56,167	$60,619	$57,909	$43,855	$41,958

(1)

Our net income and diluted earnings per share were impacted in fiscal 2019 and 2018 by the effects of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act). The more significant provisions of the Tax Act as applicable to us are described below under “Impacts of the U.S. Tax Cuts and Jobs Act of 2017”.

(2)

Working capital and total assets decreased in fiscal 2019 primarily due to $36.1 billion of cash used for repurchases of our common stock during fiscal 2019 and also due to dividend payments, partially offset by the favorable impacts to our net current assets resulting from our fiscal 2019 net income. Working capital and total assets sequentially increased in nearly all of the fiscal 2015 to 2018 periods presented primarily due to the favorable impacts to our net current assets resulting from our net income generated during the periods presented and the issuances of long-term senior notes of $10.0 billion in fiscal 2018, and $14.0 billion in fiscal 2017. These working capital and total assets increases were partially offset by cash used for acquisitions, repurchases of our common stock and dividend payments in the fiscal 2015 to 2018 periods presented. In addition, our total assets were also affected in all periods presented by the repayments of notes payable and other borrowings as discussed further below.

(3)

Our notes payable and other borrowings, which represented the summation of our notes payable and other borrowings, current, and notes payable and other borrowings, non-current, as reported per our consolidated balance sheets as of the dates listed in the table above, decreased during fiscal 2019 primarily due to repayments of certain short-term borrowings and senior notes. Notes payable and other borrowings increased between fiscal 2015 and 2018 primarily due to the fiscal 2018 issuance of long-term senior notes of $10.0 billion and short-term borrowings of $2.5 billion, the fiscal 2017 issuance of long-term senior notes of $14.0 billion and short-term borrowings of $3.8 billion, and the fiscal 2016 short-term borrowings of $3.8 billion. See Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our notes payable and other borrowings.

(4)

The summary consolidated financial data for the fiscal years ended and as of May 31, 2018 and 2017 have been retrospectively restated to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606 and subsequent amendments to the initial guidance: ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14 (collectively, Topic 606), and ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs (ASU 2017-07). See Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a summary of adjustments related to Topic 606 and ASU 2017-07. The summary consolidated financial data for the fiscal years ended and as of May 31, 2016 and 2015 have not been updated to reflect the adoption of Topic 606 or ASU 2017-07.

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

Business Overview

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise deployments, cloud-based deployments, and hybrid deployments (an approach that combines both on-premise and cloud-based deployment) such as our Oracle Cloud at Customer offering (an instance of Oracle Cloud in a customer’s own data center). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Our customers include businesses of many sizes, government agencies, educational institutions and resellers that we market and sell to directly through our worldwide sales force and indirectly through the Oracle Partner Network.

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

Cloud and License Business

Our cloud and license line of business, which represented 83%, 81% and 80% of our total revenues in fiscal 2019, 2018 and 2017, respectively, markets, sells and delivers a broad spectrum of applications and infrastructure technologies through our cloud and license offerings.

Cloud services and license support revenues include:

•

license support revenues, which are earned by providing Oracle license support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications and infrastructure software licenses for use in cloud, on-premise and other IT environments. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. License support contracts are generally priced as a percentage of the net fees paid by the customer to purchase a cloud license and/or on-premise license; are generally billed in advance of the support services being performed; are generally renewed at the customer’s option; and are generally recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year; and

•

cloud services revenues, which provide customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. The majority of our Oracle Cloud Services arrangements are generally billed in advance of the cloud services being performed; have durations of one to three years; are generally renewed at the customer’s option; and are generally recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time.

Cloud license and on-premise license revenues include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud-based, on-premise and other IT environments. Our cloud license and on-premise license transactions are generally perpetual in nature and are generally recognized upfront at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point in time for revenue recognition of license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over the contractual terms. Cloud license and on-premise license customers have the option to purchase and renew license support contracts, as described above.

Providing choice and flexibility to our customers as to when and how they deploy our applications and infrastructure technologies is an important element of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. We expect these trends to continue.

Our cloud and license business’ revenue growth is affected by many factors, including the strength of general economic and business conditions; governmental budgetary constraints; the strategy for and competitive position of our offerings; our acquisitions; the continued renewal of our cloud services and license support customer contracts by the customer contract base; substantially all customers continuing to purchase license support contracts in connection with their license purchases; the pricing of license support contracts sold in connection with the sales of licenses; the pricing, amounts and volumes of licenses and cloud services sold; and foreign currency rate fluctuations.

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

Our cloud and license business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud and license business’ revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud and license business’ revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud services and license support contracts to the customer contract base that we generally recognize as revenues ratably; the renewal of existing customers’ cloud services and license support contracts over the course of each fiscal year that we generally recognize as revenues ratably; and the historical upward trend of our cloud license and on-premise license revenues, which we generally recognize at a point in time upon delivery, over those four quarterly periods.

Hardware Business

Our hardware business, which represented 9%, 10% and 11% of our total revenues in fiscal 2019, 2018 and 2017, respectively, provides a broad selection of hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products such as Oracle Solaris. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

We generally expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and license business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs.

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by, among others: our ability to timely manufacture or deliver a few large hardware transactions; our strategy for and the position of our hardware products relative to competitor offerings; customer demand for competing offerings, including IaaS; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; certain of our acquisitions; and foreign currency rate fluctuations.

Services Business

Our services business, which represented 8% of our total revenues in fiscal 2019 and 9% of our total revenues in each of fiscal 2018 and 2017, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property, and best practices. Our services offerings include consulting services, advanced customer support services and education services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are impacted by, among others: our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the associated services for these offerings; certain of our acquisitions; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; and tighter controls over customer discretionary spending.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB), ASC, and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report includes a description of our significant accounting policies. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions as we apply our significant accounting policies. The accounting policies that reflect estimates, judgments and assumptions that we believe are the most critical to aid in fully understanding and evaluating our reported financial results and for which we include additional discussion below are:

•	Revenue Recognition;
•	Business Combinations;
•	Goodwill and Intangible Assets—Impairment Assessments;
•	Accounting for Income Taxes; and
•	Legal and Other Contingencies.

Our senior management has reviewed our critical accounting policies and related disclosures with the Finance and Audit Committee of the Board of Directors.

Revenue Recognition

The most critical judgments required in applying Topic 606 and our revenue recognition policy relate to the determination of distinct performance obligations and the evaluation of the standalone selling price (SSP) for each performance obligation.

Many of our customer contracts include multiple performance obligations. Judgment is required in determining whether each performance obligation within a customer contract is distinct. Oracle products and services generally do not require a significant amount of integration or interdependency. Therefore, multiple products and services contained within a customer contract are generally considered to be distinct and are not combined for revenue recognition purposes. We allocate the transaction price for each customer contract to each performance obligation based on the relative SSP (the determination of SSP is discussed below) for each performance obligation within each contract. We recognize the amount of transaction price allocated to each performance obligation within a customer contract as revenue as each performance obligation is delivered.

We use judgment in determining the SSP for products and services. For substantially all performance obligations except cloud licenses and on-premise licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices that are influenced by intense competition, changes in demand for our products and services, and economic factors, among others. Our cloud licenses and on-premise licenses have not historically been sold on a standalone basis, as substantially all customers elect to purchase license support contracts at the time of a cloud license and on-premise license purchase. License support contracts are generally priced as a percentage of the net fees paid by the customer to access the license. We are unable to establish the SSP for our cloud licenses and on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a cloud license and an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud license and on-premise license revenues.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

If we cannot reasonably determine the fair value of a non-income tax related pre-acquisition contingency by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

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

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. We make certain judgments and assumptions to determine our reporting units and in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Judgment in the assessment of qualitative factors of impairment include cost factors; financial performance; legal, regulatory, contractual, political, business, and other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. To the extent we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables.

We make judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. In such situations, we are required to evaluate whether the net book values of our finite lived intangible assets are recoverable. We determine whether finite lived intangible assets are recoverable based upon the forecasted future cash flows that are expected to be generated by the lowest level associated asset grouping. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective and include, among others, forecasted undiscounted cash flows to be generated by certain asset groupings. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

Accounting for Income Taxes

Judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenues and expenses that qualify for preferential tax treatment, and the segregation of foreign and domestic earnings and expenses to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to our provision for income taxes at such time.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known, which can materially impact our effective tax rate.

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue may require certain judgments. A description of our accounting policies associated with tax related contingencies assumed as a part of a business combination is provided under “Business Combinations” above. For those tax related contingencies that are not a part of a business combination, we account for these uncertain tax issues pursuant to ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, and refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

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

Results of Operations

Impacts of the U.S. Tax Cuts and Jobs Act of 2017

The comparability of our operating results in fiscal 2019 compared to the corresponding prior year periods, and of our consolidated balance sheets as of May 31, 2019 relative to May 31, 2018, was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was effective for us in our third quarter of fiscal 2018. Information regarding our adoption and the impacts of the Tax Act are included in Notes 1 and 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Impacts of Acquisitions

The comparability of our operating results in fiscal 2019 compared to fiscal 2018 was impacted by our recent acquisitions. In our discussion of changes in our results of operations from fiscal 2019 compared to fiscal 2018, we may qualitatively disclose the impact of our acquired products and services revenues (for the one-year period subsequent to the acquisition date) to certain of our businesses’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons may not be separately identifiable due to the integration of these businesses into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Presentation of Operating Segment Results and Other Financial Information

In our fiscal 2019 compared to fiscal 2018 results of operations discussion below, we provide an overview of our total consolidated revenues, total consolidated expenses and total consolidated operating margin, all of which are presented on a GAAP basis. We also present a GAAP-based discussion below for substantially all of the other expense items as presented in our consolidated statement of operations that are not directly attributable to our three businesses.

In addition, we discuss below the fiscal 2019 compared to fiscal 2018 results of each our three businesses—cloud and license, hardware and services—which are our operating segments as defined pursuant to ASC 280, Segment Reporting. The financial reporting for our three businesses that is presented below is presented in a manner that is consistent with that used by our CODMs. Our operating segment presentation below reflects revenues, direct costs and sales and marketing expenses that correspond to and are directly attributable to each of our three businesses. We also utilize these inputs to calculate and present a segment margin for each business in the discussion below.

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

A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 is presented below and the results for both fiscal 2019 and 2018 have been accounted for and presented to reflect our adoption of Topic 606 and ASU 2017-07, neither of which materially impacted our financial condition or results of operations for fiscal 2019 or 2018. A discussion regarding our financial condition and results of operations for fiscal 2018 compared to fiscal 2017 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018, filed with the SEC on June 22, 2018, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.oracle.com/investor. Our consolidated financial statements for the fiscal years ended and as of May 31, 2018 and 2017 included elsewhere in this Annual Report have been retrospectively restated to reflect the adoption of Topic 606 and ASU 2017-07. The adoption of Topic 606 and ASU 2017-07 did not have a material impact on the comparability of our financial condition and results of operations for fiscal 2018 relative to fiscal 2017 as presented in Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. Additional information regarding our adoption of Topic 606 and ASU 2017-07 is included in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2018, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2019 and 2018, our financial statements would reflect reported revenues of $1.11 million in fiscal 2019 (using 1.11 as the month-end average exchange rate for the period) and $1.16 million in fiscal 2018 (using 1.16 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2019 results using the fiscal 2018 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Total Revenues by Geography:
Americas	$21,856	1%	2%	$21,648
EMEA(1)	11,270	-1%	3%	11,409
Asia Pacific	6,380	1%	5%	6,326
Total revenues	39,506	0%	3%	39,383
Total Operating Expenses	25,971	-1%	2%	26,119
Total Operating Margin	$13,535	2%	5%	$13,264
Total Operating Margin %	34%			34%
% Revenues by Geography:
Americas	55%			55%
EMEA	29%			29%
Asia Pacific	16%			16%
Total Revenues by Business:
Cloud and license	$32,562	2%	4%	$31,994
Hardware	3,704	-7%	-5%	3,994
Services	3,240	-5%	-2%	3,395
Total revenues	$39,506	0%	3%	$39,383
% Revenues by Business:
Cloud and license	83%			81%
Hardware	9%			10%
Services	8%			9%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of currency rate fluctuations, our total revenues increased in fiscal 2019 relative to fiscal 2018 due to growth in our cloud and license revenues, partially offset by decreases in our hardware revenues and services revenues. The constant currency increase in our cloud and license revenues during fiscal 2019 relative to fiscal 2018 was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud deployment models and license deployment models and renewed their related cloud and license support contracts to continue to gain access to our latest technology and support services, and was also attributable to growth in our cloud license and on-premise license revenues. The constant currency decreases in our hardware revenues during fiscal 2019 relative to fiscal 2018 were due to a reduction in our hardware products revenues and hardware support revenues primarily due to the emphasis we placed on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of customers that purchased hardware support contracts. The constant currency decrease in our services revenues during fiscal 2019 relative to fiscal 2018 was attributable to declines in our consulting and education services revenues. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 40%, 33% and 27%, respectively, to the growth in our fiscal 2019 total revenues.

Excluding the effects of currency rate fluctuations, our total operating expenses increased during fiscal 2019 relative to fiscal 2018 primarily due to higher expenses related to our cloud and license business, which resulted primarily from increased headcount and infrastructure expenses to support the increase in our cloud and license business’ revenues. This constant currency expense increase was partially offset by certain expense decreases in fiscal 2019 relative to fiscal 2018, primarily lower expenses related to our hardware business and lower restructuring expenses.

In constant currency, our total operating margin increased during fiscal 2019 relative to fiscal 2018 primarily due to the increase in revenues and total operating margin as a percentage of total revenues remained flat.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Year Ended May 31,
(in millions)	2019	2018
Cloud services and license support deferred revenues(1)	$20	$47
Acquired deferred sales commissions amortization(2)	—	(22)
Amortization of intangible assets(3)	1,689	1,620
Acquisition related and other(4)(6)	44	52
Restructuring(5)	443	588
Stock-based compensation, operating segments(6)	518	505
Stock-based compensation, R&D and G&A(6)	1,135	1,101
Income tax effects(7)	(1,406)	(1,431)
Income tax reform(8)	(389)	6,870
	$2,054	$9,330

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

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of May 31, 2019, estimated future amortization related to intangible assets was as follows (in millions):

Fiscal 2020	$1,583
Fiscal 2021	1,339
Fiscal 2022	1,090
Fiscal 2023	668
Fiscal 2024	440
Thereafter	159
Total intangible assets, net	$5,279
(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(5)

Restructuring expenses during fiscal 2019 primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Restructuring expenses during fiscal 2018 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in the discussion below under “Restructuring Expenses” and in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(6)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2019	2018
Cloud services and license support	$99	$82
Hardware	10	10
Services	49	52
Sales and marketing	360	361
Stock-based compensation, operating segments	518	505
Research and development	963	921
General and administrative	172	180
Acquisition related and other	—	1
Total stock-based compensation	$1,653	$1,607

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated generally upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

For fiscal 2019 and 2018, the applicable jurisdictional tax rates applied to our income before provision for income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items; after excluding the effects of income tax reform (see footnote (8) below); and, for fiscal 2019, after excluding a tax benefit arising from the increase of a deferred tax asset associated with a partial realignment of our legal structure; resulted in an effective tax rate of 18.5% and 20.8% in fiscal 2019 and 2018, respectively, instead of 9.7% and 71.1%, respectively, which represented our effective tax rates as derived per our consolidated statements of operations.

(8)

The income tax reform adjustments presented in the table above were due to the enactment of the Tax Act (refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report), which was effective for us in fiscal 2018, and also due to subsequent income tax expense adjustments made pursuant to SAB 118 during fiscal 2019.

Cloud and License Business

Our cloud and license business engages in the sale, marketing and delivery of our applications and infrastructure technologies through various deployment models, including Oracle Cloud Services offerings, cloud license and on-premise license offerings and license support offerings. Oracle Cloud Services deliver certain of our applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, host, manage, upgrade and support. Our cloud services revenues are generally recognized over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized upfront at the point in time when the software is made available to the customer to download and use. License support revenues are typically generated through the sale of license support contracts related to cloud licenses and on-premise licenses purchased and renewed by our customers at their option and are generally recognized as revenues ratably over the contractual term, which is generally one year. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings, and marketing program costs.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Cloud and License Revenues:
Americas(1)	$18,410	2%	3%	$18,030
EMEA(1)	9,168	0%	4%	9,163
Asia Pacific(1)	5,004	3%	7%	4,848
Total revenues(1)	32,582	2%	4%	32,041
Expenses:
Cloud services and license support(2)	3,597	5%	6%	3,441
Sales and marketing(2)	7,398	3%	5%	7,213
Total expenses(2)	10,995	3%	6%	10,654
Total Margin	$21,587	1%	3%	$21,387
Total Margin %	66%			67%
% Revenues by Geography:
Americas	57%			56%
EMEA	28%			29%
Asia Pacific	15%			15%
Revenues by Offerings:
Cloud services and license support(1)	$26,727	2%	4%	$26,269
Cloud license and on-premise license	5,855	1%	4%	5,772
Total revenues(1)	$32,582	2%	4%	$32,041
Revenues by Ecosystem:
Applications revenues(1)	$11,510	4%	6%	$11,065
Infrastructure revenues(1)	21,072	0%	3%	20,976
Total revenues(1)	$32,582	2%	4%	$32,041

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

Excluding the effects of currency rate fluctuations, our cloud and license business’ total revenues increased in fiscal 2019 relative to fiscal 2018 due to growth in our cloud services and license support revenues, which was primarily due to increased customer purchases and renewals of cloud-based services and license support services in recent periods, contributions from our recent acquisitions and increased cloud license and on-premise license revenues. In constant currency, our total applications revenues and our total infrastructure revenues each grew during fiscal 2019 relative to fiscal 2018 as customers continued to deploy our applications technologies and infrastructure technologies through different deployment models that we offer that enable customer choice. The Americas region contributed 43%, the EMEA region contributed 31% and the Asia Pacific region contributed 26% of the constant currency revenues growth for this business in fiscal 2019.

In constant currency, total cloud and license expenses increased in fiscal 2019 compared to fiscal 2018 due to higher sales and marketing expenses and higher cloud services and license support expenses, each of which increased primarily due to higher employee related expenses from higher headcount and due to higher technology infrastructure expenses.

Excluding the effects of currency rate fluctuations, our cloud and license segment’s total margin increased in fiscal 2019 compared to fiscal 2018 primarily due to increased revenues, while total margin as a percentage of revenues decreased slightly due to expenses growth.

Hardware Business

Our hardware business’ revenues are generated from the sales of our Oracle Engineered Systems, server, storage, and industry-specific hardware products. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. Our hardware business also earns revenues from the sale of hardware support contracts purchased and renewed by our customers at their option and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers, and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Hardware Revenues:
Americas	$1,889	-6%	-4%	$2,003
EMEA	1,082	-10%	-5%	1,201
Asia Pacific	733	-7%	-4%	790
Total revenues	3,704	-7%	-5%	3,994
Expenses:
Hardware products and support(1)	1,327	-14%	-11%	1,547
Sales and marketing(1)	520	-19%	-16%	643
Total expenses(1)	1,847	-16%	-13%	2,190
Total Margin	$1,857	3%	6%	$1,804
Total Margin %	50%			45%
% Revenues by Geography:
Americas	51%			50%
EMEA	29%			30%
Asia Pacific	20%			20%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in fiscal 2019 relative to fiscal 2018 due to lower hardware products revenues and, to a lesser extent, lower hardware support revenues. The decrease in hardware products revenues in fiscal 2019 relative to fiscal 2018 was primarily attributable to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. This constant currency hardware revenue decrease was partially offset by certain hardware revenue increases related to our Oracle Engineered Systems offerings, primarily Oracle Exadata.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in fiscal 2019 compared to fiscal 2018 primarily due to lower hardware products and support costs and lower sales and marketing employee related expenses, all of which aligned to lower hardware revenues.

In constant currency, total margin and total margin as a percentage of revenues for our hardware segment increased in fiscal 2019 due to lower expenses.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Services Revenues:
Americas	$1,576	-5%	-3%	$1,654
EMEA	1,021	-2%	2%	1,046
Asia Pacific	643	-7%	-4%	695
Total revenues	3,240	-5%	-2%	3,395
Total Expenses(1)	2,703	-1%	2%	2,729
Total Margin	$537	-19%	-18%	$666
Total Margin %	17%			20%
% Revenues by Geography:
Americas	49%			49%
EMEA	31%			31%
Asia Pacific	20%			20%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased in fiscal 2019 relative to fiscal 2018 primarily due to revenue declines in our education services and, to a lesser extent, our consulting services. During fiscal 2019, constant currency increases in our EMEA-based services revenues were offset by constant currency services revenue decreases in the Americas and the Asia Pacific regions.

In constant currency, total services expenses increased in fiscal 2019 compared to fiscal 2018 primarily due to an increase in employee related expenses and external contractor expenses associated with investments in our consulting services that support our cloud offerings. In constant currency, total margin and total margin as a percentage of total services revenues decreased during fiscal 2019 relative to fiscal 2018 due to decreased revenues and increased expenses for this business.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Research and development(1)	$5,063	-2%	0%	$5,163
Stock-based compensation	963	5%	5%	921
Total expenses	$6,026	-1%	0%	$6,084
% of Total Revenues	15%			15%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses were flat in fiscal 2019, as lower employee related expenses including lower variable compensation were offset by an increase in stock-based compensation expenses.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions; and professional services fees.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
General and administrative(1)	$1,093	-1%	2%	$1,102
Stock-based compensation	172	-5%	-5%	180
Total expenses	$1,265	-1%	1%	$1,282
% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of currency rate fluctuations, total general and administrative expenses increased in fiscal 2019 compared to fiscal 2018 primarily due to increased professional services fees.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Developed technology	$857	13%	14%	$758
Cloud services and license support agreements and related relationships	712	-3%	-3%	731
Other	120	-9%	-9%	131
Total amortization of intangible assets	$1,689	4%	4%	$1,620

Amortization of intangible assets increased in fiscal 2019 compared to fiscal 2018 primarily due to additional amortization from intangible assets, which primarily included developed technology that we acquired in connection with our recent acquisitions, partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Transitional and other employee related costs	$49	3%	4%	$48
Stock-based compensation	—	-100%	-100%	1
Professional fees and other, net	16	373%	426%	3
Business combination adjustments, net	(21)	*	*	—
Total acquisition related and other expenses	$44	-15%	-13%	$52

*	Not meaningful

On a constant currency basis, acquisition related and other expenses decreased in fiscal 2019 compared to fiscal 2018 primarily due to certain favorable business combination related adjustments that were recorded in fiscal 2019.

Restructuring Expenses: Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Restructuring expenses	$443	-25%	-22%	$588

Restructuring expenses in fiscal 2019 primarily related to our 2019 Restructuring Plan. Restructuring expenses in fiscal 2018 primarily related to our 2017 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. In the fourth quarter of fiscal 2019, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $584 million, of which approximately $108 million remained as of May 31, 2019, and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are incurred through an expected end date during fiscal 2020. Our estimated costs are subject to change in future periods. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

Interest Expense:

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Interest expense	$2,082	3%	3%	$2,025

Interest expense increased in fiscal 2019 compared to fiscal 2018 primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in November 2017, which was partially offset by a reduction in interest expense resulting primarily from the maturities and repayments of $2.0 billion of senior notes during fiscal 2019 and $6.0 billion of senior notes during fiscal 2018.

Non-Operating Income, net: Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income, including net recognized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to certain equity securities and non-service net periodic pension income (losses).

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Interest income	$1,092	-9%	-9%	$1,203
Foreign currency losses, net	(111)	50%	62%	(74)
Noncontrolling interests in income	(152)	12%	12%	(135)
Other income, net	(14)	-107%	-42%	191
Total non-operating income, net	$815	-31%	-31%	$1,185

On a constant currency basis, our non-operating income, net decreased in fiscal 2019 compared to fiscal 2018 primarily due to decreases in other income, net in fiscal 2019, which was primarily attributable to realized gains on the sale of certain marketable securities during fiscal 2018, and lower interest income in fiscal 2019 primarily due to lower average cash, cash equivalent and marketable securities balances during fiscal 2019.

Provision for Income Taxes: Our effective income tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In fiscal 2018, the Tax Act was signed into law. The more significant provisions of the Tax Act as applicable to us are described above under “Impacts of the U.S. Tax Cuts and Jobs Act of 2017”. Refer to Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a discussion regarding the differences between the effective income tax rates as presented for the periods below and the U.S. federal statutory income tax rates that were in effect during these periods. Future effective income tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Provision for income taxes	$1,185	-87%	-86%	$8,837
Effective tax rate	9.7%			71.1%

Provision for income taxes decreased in fiscal 2019 relative to fiscal 2018 primarily due to the absence of the initial accounting charges related to the Tax Act that were recorded in fiscal 2018. To a lesser extent, provision for income taxes also decreased in fiscal 2019 due to the net favorable impacts of our final accounting for the Tax Act in fiscal 2019; the net favorable impacts of the Tax Act on our tax profile during fiscal 2019; the favorable impact of a tax benefit arising from an increase in a deferred tax asset associated with a partial realignment of our legal structure in fiscal 2019; and lower income before provision for income taxes in fiscal 2019. These decreases to our provision for income taxes in fiscal 2019 relative to fiscal 2018 were partially offset both by lower excess tax benefits related to stock-based compensation expense in fiscal 2019, and by less favorable changes in net unrecognized tax benefits due to settlements with tax authorities and other events in fiscal 2019 relative to fiscal 2018.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2019	Change	2018
Working capital	$27,756	-51%	$57,035
Cash, cash equivalents and marketable securities	$37,827	-44%	$67,261

Working capital: The decrease in working capital as of May 31, 2019 in comparison to May 31, 2018 was primarily due to $36.1 billion of cash used for repurchases of our common stock, the reclassification of $4.5 billion of long-term senior notes as a current liability and cash used to pay dividends to our stockholders during fiscal 2019. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during fiscal 2019 and, to a lesser extent, proceeds from stock option exercises.

Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at May 31, 2019 in comparison to May 31, 2018 was primarily due to $36.1 billion used for repurchases of our common stock, the repayment of $4.5 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows were partially offset by certain fiscal 2019 cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during fiscal 2019.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss (AOCL) in our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report). As the U.S. Dollar generally strengthened against certain major international currencies during fiscal 2019, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of May 31, 2019 relative to what we would have reported using constant currency rates from the May 31, 2018 balance sheet date.

	Year Ended May 31,
(Dollars in millions)	2019	Change	2018
Net cash provided by operating activities	$14,551	-5%	$15,386
Net cash provided by (used for) investing activities	$26,557	572%	$(5,625)
Net cash used for financing activities	$(42,056)	321%	$(9,982)

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their license support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. Over the course of a fiscal year, we also have historically generated cash from the sales of new licenses, cloud services, hardware offerings and services. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes, interest payments and leased facilities.

Net cash provided by operating activities decreased during fiscal 2019 compared to fiscal 2018 primarily due to certain unfavorable cash changes in working capital balances, primarily unfavorable changes associated with income taxes including the first installment payment made pursuant to the transition tax provisions of the Tax Act during fiscal 2019 (see additional discussion of future installment payments pursuant to the Tax Act’s transition tax under “Contractual Obligations” below).

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable debt securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities was $26.6 billion during fiscal 2019 compared to $5.6 billion of net cash used for investing during fiscal 2018. The increase in net cash provided by investing activities during fiscal 2019 was primarily due to an increase in sales and maturities of, and a decrease in purchases of, marketable securities and other investments.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities during fiscal 2019 increased compared to fiscal 2018 primarily due to increased stock repurchases as we used $36.1 billion of cash to repurchase common stock during fiscal 2019 compared to $11.3 billion during fiscal 2018.

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

	Year Ended May 31,
(Dollars in millions)	2019	Change	2018
Net cash provided by operating activities	$14,551	-5%	$15,386
Capital expenditures	(1,660)	-4%	(1,736)
Free cash flow	$12,891	-6%	$13,650
Net income	$11,083		$3,587
Free cash flow as a percent of net income	116%		381%

Long-Term Customer Financing: We offer certain of our customers the option to acquire licenses, cloud services, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $1.0 billion in fiscal 2019, $1.5 billion in 2018 and $912 million in fiscal 2017, respectively, or approximately 17%, 25% and 14%, respectively, of our cloud license and on-premise license revenues in fiscal 2019, 2018 and 2017, respectively.

Recent Financing Activities:

Cash Dividends: In fiscal 2019, we declared and paid cash dividends of $0.81 per share that totaled $2.9 billion. In June 2019, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock payable on July 31, 2019 to stockholders of record as of the close of business on July 17, 2019. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Repurchase Program: Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 17, 2018 and February 15, 2019, we announced that our Board of Directors approved expansions of our stock repurchase program collectively totaling $24.0 billion. As of May 31, 2019, approximately $5.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 733.8 million shares for $36.0 billion, 238.0 million shares for $11.5 billion, and 85.6 million shares for $3.5 billion in fiscal 2019, 2018 and 2017, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases and pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations: The contractual obligations presented in the table below represent our estimates of future payments under our fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our material contractual obligations as of May 31, 2019:

		Year Ending May 31,
(in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Principal payments on borrowings(1)	$56,615	$4,500	$2,631	$8,250	$3,750	$3,500	$33,984
Interest payments on borrowings(1)	25,333	1,860	1,771	1,644	1,507	1,395	17,156
Operating leases(2)	2,381	658	538	425	262	165	333
Tax obligations(3)	6,462	416	576	576	576	1,080	3,238
Purchase obligations and other(4)	1,045	661	57	22	23	23	259
Total contractual obligations	$91,836	$8,095	$5,573	$10,917	$6,118	$6,163	$54,970

(1)	Represents the principal balances and interest payments to be paid in connection with our senior notes and other borrowings outstanding as of May 31, 2019 after considering:
•

certain interest rate swap agreements for certain series of senior notes that have the economic effect of modifying the fixed-interest obligations associated with these senior notes so that they effectively became variable pursuant to a LIBOR-based index. Interest payments on these senior notes have been presented in the table above after consideration of these fixed to variable interest rate swap agreements based upon the interest rates applicable as of May 31, 2019 and are subject to change in future periods;

•	interest payments on our floating-rate senior notes that are based upon the interest rates applicable to the senior notes as of May 31, 2019 and are subject to change in future periods;
•

certain cross-currency swap agreements for our €1.25 billion 2.25% senior notes due 2021 that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed-rate, U.S. Dollar-denominated debt with a fixed annual interest rate. Principal and interest payments for these senior notes were calculated and presented in the table above based on the terms of these cross-currency swap agreements; and

•

certain cross-currency interest rate swap agreements for our €750 million 3.125% senior notes due July 2025 that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt. Principal and interest payments for these senior notes were calculated and presented in the table above based on the terms of these cross-currency interest rate swap agreements as of May 31, 2019 and the interest payments are subject to change in future periods.

Refer to Notes 7 and 10 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to our notes payable and other borrowings and related derivative agreements.

(2)

Primarily represents leases of facilities, land, data centers, and vehicles and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring activities. We have approximately $58 million in facility obligations, net of estimated sublease income, for certain vacated locations in accrued restructuring on our consolidated balance sheet at May 31, 2019.

(3)

Represents the future cash payments related to the transition tax payable incurred as a result of the Tax Act. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

(4)

Primarily represents amounts associated with agreements that are enforceable and legally binding; terms include: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our hardware products and to perform final assembly and testing of finished hardware products. We also obtain individual hardware components for our products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amount presented in the above contractual obligations table. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in the amounts presented above, as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of May 31, 2019, we had $7.6 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, and all such obligations have been excluded from the contractual obligations table above due to the uncertainty as to when they might be settled. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized income tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2020. We are involved in claims and legal proceedings. All such claims and obligations have been excluded from the contractual obligations table above due to the uncertainty of claims and legal proceedings and associated estimates and assumptions, all of which are inherently unpredictable and many aspects of which are out of our control. Notes 14 and 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report includes additional information regarding these contingencies.

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

Selected Quarterly Financial Data

The following tables set forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The sum of the quarterly financial information may vary from annual data due to rounding. Refer to “Seasonality and Cyclicality” in Item 1 and “Business Overview” in Item 7 included elsewhere within this Annual Report for additional information regarding the seasonality of our revenues, expenses and margins.

	Fiscal 2019 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$9,193	$9,562	$9,614	$11,136
Gross profit	$7,240	$7,561	$7,638	$9,073
Operating income	$2,778	$3,101	$3,399	$4,257
Net income	$2,265	$2,333	$2,745	$3,740
Earnings per share—basic	$0.58	$0.63	$0.78	$1.10
Earnings per share—diluted	$0.57	$0.61	$0.76	$1.07

	Fiscal 2018 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$9,104	$9,589	$9,676	$11,014
Gross profit	$7,176	$7,629	$7,680	$8,840
Operating income	$2,749	$3,039	$3,315	$4,161
Net income (loss)	$2,144	$2,214	$(4,047)	$3,276
Earnings (loss) per share—basic	$0.52	$0.53	$(0.98)	$0.81
Earnings (loss) per share—diluted	$0.50	$0.52	$(0.98)	$0.79

Restricted Stock-Based Awards and Stock Options

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2016 has been a weighted-average annualized rate of 1.7% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and stock options are exercised. Of the outstanding stock options at May 31, 2019, which generally have a ten-year exercise period, approximately 23% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of May 31, 2019, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 9.6%.

During fiscal 2019, the Compensation Committee of the Board of Directors reviewed and approved the annual organization-wide stock-based award grants to selected employees; all stock-based award grants to senior officers; and any individual grant of restricted stock units of 62,500 or greater. The annual organization-wide stock-based award grants to selected employees are generally approved by the Compensation Committee during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. Each member of a separate executive officer committee, referred to as the Plan Committee, was allocated a fiscal 2019 equity budget that could be used throughout the fiscal year to grant equity within his or her organization, subject to certain limitations established by the Compensation Committee.

Restricted stock-based award and stock option activity from June 1, 2016 through May 31, 2019 is summarized as follows (shares in millions):

Restricted stock-based awards and stock options outstanding at May 31, 2016	427
Restricted stock-based awards and stock options granted	241
Restricted stock-based awards and stock options assumed	16
Restricted stock-based awards vested and issued and stock options exercised	(303)
Forfeitures, cancellations and other, net	(60)
Restricted stock-based awards and stock options outstanding at May 31, 2019	321
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations	66
Weighted-average annualized stock repurchases	(353)
Shares outstanding at May 31, 2019	3,359
Basic weighted-average shares outstanding from June 1, 2016 through May 31, 2019	3,957
Restricted stock-based awards and stock options outstanding as a percent of shares outstanding at May 31, 2019	9.6%
Total restricted stock-based awards and in the money stock options outstanding (based on the closing price of our common stock on the last trading day of fiscal 2019) as a percent of shares outstanding at May 31, 2019	8.0%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2016 through May 31, 2019	1.7%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2016 through May 31, 2019	-7.3%

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

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Cash, cash equivalents, and marketable securities were $37.8 billion and $67.3 billion as of May 31, 2019 and 2018, respectively. Our bank deposits and time deposits are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk and certain other risks. In addition, as of May 31, 2019, substantially all of our marketable securities were high quality with approximately 33% having maturity dates within one year and 67% having maturity dates within one to four years (a description of our marketable securities held is included in Notes 3 and 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” above). We held a mix of both fixed and floating-rate debt securities. Fixed rate securities may have their market values adversely impacted as interest rates increase, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may vary due to changes in interest rates or we may realize losses if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. The fair values of our fixed-rate debt securities are impacted by interest rate movements and if interest rates would have been higher by 50 basis points as of each of May 31, 2019 and 2018 we estimate the change would have decreased the fair values of our marketable securities holdings by $128 million and $308 million, respectively. We generally do not use our investments for trading purposes.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2019 and 2018, total interest income was $1.1 billion and $1.2 billion, respectively, with our cash, cash equivalents and marketable securities investments yielding an average 2.08% and 1.73%, respectively, on a worldwide basis.

Interest Expense Risk

Interest Expense Risk—Interest Rate Swap Agreements and Cross-Currency Interest Rate Swap Agreements

Our total borrowings were $56.3 billion as of May 31, 2019, consisting of $55.4 billion of fixed-rate borrowings, $750 million of floating-rate borrowings (Floating-Rate Notes) and $113 million of other borrowings. As of May 31, 2019, we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our $2.0 billion of 2.25% fixed-rate senior notes due October 2019 (October 2019 Notes) and our $1.5 billion of 2.80% fixed-rate senior notes due July 2021 (July 2021 Notes), so that the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. We have also entered into cross-currency interest rate swap agreements to manage the foreign currency exchange rate risk associated with our €750 million of 3.125% fixed-rate senior notes due July 2025 Notes (July 2025 Notes) by effectively converting the fixed-rate, Euro denominated debt, including the annual interest payments and the payment of principal at maturity, to variable-rate, U.S. Dollar denominated debt based on LIBOR. The critical terms of the swap agreements match the critical terms of the October 2019 Notes, July 2021 Notes and July 2025 Notes that the swap agreements pertain to, including the notional amounts and maturity dates. We do not use these swap arrangements for trading purposes. We are accounting for these swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging (ASC 815). The fair values of our outstanding fixed to variable interest rate swap agreements as of May 31, 2019 and 2018 were a $17 million net loss and a $26 million net loss, respectively. We estimate that the changes in the fair values of these swap agreements during fiscal 2019 and 2018 were primarily attributable to an increase in forward interest rate prices. If LIBOR-based interest rates would have been higher by 100 basis points as of May 31, 2019 and 2018, the change would have decreased the collective fair values of the fixed to variable swap agreements by $90 million and $315 million, respectively.

By issuing the Floating-Rate Notes and by entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our consolidated statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2019 and 2018, if LIBOR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $52 million and $86 million, respectively, as it relates to our fixed to variable interest rate swap agreements and floating-rate borrowings. Additional details regarding our senior notes and related swap agreements are included in Notes 7 and 10 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. The notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.8 billion and $3.4 billion as of May 31, 2019 and 2018, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.3 billion and $1.4 billion as of May 31, 2019 and 2018, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2019 and 2018. Net foreign exchange transaction losses included in non-operating income, net in the accompanying consolidated statements of operations were $111 million, $74 million and $152 million in fiscal 2019, 2018 and 2017, respectively. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are unknown.

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

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2019, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of May 31, 2019 decreased relative to what we would have reported using a constant currency rate from May 31, 2018. As reported in our consolidated statements of cash flows, the estimated effects of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars was a decrease of $158 million for fiscal 2019, an increase of $57 million for fiscal 2018 and a decrease of $86 million in fiscal 2017. If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10% as of May 31, 2019 and May 31, 2018 the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would have decreased by approximately $434 million and $555 million, respectively, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

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

Based on our management’s evaluation (with the participation of our Principal Executive Officers, one of whom is our Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officers have concluded that our disclosure controls and procedures were effective as of May 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officers (one of whom is our Principal Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officers (one of whom is our Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2019 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2019. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders (2019 Proxy Statement) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct,” and “Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2019 Proxy Statement under the sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2019 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2019 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2019 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oracle Corporation (the Company) as of May 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended May 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 21, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers and for incremental costs to obtain contracts with customers in each period presented, due to the Company’s adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Jose, California

June 21, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). In our opinion, Oracle Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Oracle Corporation as of May 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report June 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

June 21, 2019

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2019 and 2018

	May 31,
(in millions, except per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$20,514	$21,620
Marketable securities	17,313	45,641
Trade receivables, net of allowances for doubtful accounts of $371 and $370 as of May 31, 2019 and May 31, 2018, respectively	5,134	5,136
Prepaid expenses and other current assets	3,425	3,762
Total current assets	46,386	76,159
Non-current assets:
Property, plant and equipment, net	6,252	5,897
Intangible assets, net	5,279	6,670
Goodwill, net	43,779	43,755
Deferred tax assets	2,696	1,395
Other non-current assets	4,317	3,975
Total non-current assets	62,323	61,692
Total assets	$108,709	$137,851
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$4,494	$4,491
Accounts payable	580	529
Accrued compensation and related benefits	1,628	1,806
Deferred revenues	8,374	8,341
Other current liabilities	3,554	3,957
Total current liabilities	18,630	19,124
Non-current liabilities:
Notes payable and other borrowings, non-current	51,673	56,128
Income taxes payable	13,295	13,429
Other non-current liabilities	2,748	2,297
Total non-current liabilities	67,716	71,854
Commitments and contingencies
Oracle Corporation stockholders' equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,359 shares and 3,997 shares as of May 31, 2019 and May 31, 2018, respectively	26,909	28,950
(Accumulated deficit) retained earnings	(3,496)	19,111
Accumulated other comprehensive loss	(1,628)	(1,689)
Total Oracle Corporation stockholders' equity	21,785	46,372
Noncontrolling interests	578	501
Total equity	22,363	46,873
Total liabilities and equity	$108,709	$137,851

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2019, 2018 and 2017

	Year Ended May 31,
(in millions, except per share data)	2019	2018	2017
Revenues:
Cloud services and license support	$26,707	$26,222	$23,758
Cloud license and on-premise license	5,855	5,772	6,523
Hardware	3,704	3,994	4,152
Services	3,240	3,395	3,359
Total revenues	39,506	39,383	37,792
Operating expenses:
Cloud services and license support(1)	3,782	3,606	3,011
Hardware(1)	1,360	1,576	1,648
Services(1)	2,853	2,878	2,793
Sales and marketing(1)	8,509	8,433	8,085
Research and development	6,026	6,084	6,153
General and administrative	1,265	1,282	1,172
Amortization of intangible assets	1,689	1,620	1,451
Acquisition related and other	44	52	103
Restructuring	443	588	463
Total operating expenses	25,971	26,119	24,879
Operating income	13,535	13,264	12,913
Interest expense	(2,082)	(2,025)	(1,798)
Non-operating income, net	815	1,185	565
Income before provision for income taxes	12,268	12,424	11,680
Provision for income taxes	1,185	8,837	2,228
Net income	$11,083	$3,587	$9,452
Earnings per share:
Basic	$3.05	$0.87	$2.30
Diluted	$2.97	$0.85	$2.24
Weighted average common shares outstanding:
Basic	3,634	4,121	4,115
Diluted	3,732	4,238	4,217

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2019, 2018 and 2017

	Year Ended May 31,
(in millions)	2019	2018	2017
Net income	$11,083	$3,587	$9,452
Other comprehensive income (loss), net of tax:
Net foreign currency translation (losses) gains	(149)	(291)	85
Net unrealized (losses) gains on defined benefit plans	(70)	34	(102)
Net unrealized gains (losses) on marketable securities	332	(609)	(9)
Net unrealized (losses) gains on cash flow hedges	(52)	37	25
Total other comprehensive income (loss), net	61	(829)	(1)
Comprehensive income	$11,144	$2,758	$9,451

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2019, 2018 and 2017

	Common Stock and Additional Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Oracle Corporation Stockholders' Equity
(in millions, except per share data)	Number of Shares	Amount				Noncontrolling Interests	Total Equity
Balances as of May 31, 2016	4,131	$24,217	$23,888	$(816)	$47,289	$501	$47,790
Cumulative-effect of accounting change	—	—	820	(43)	777	4	781
Common stock issued under stock-based compensation plans	95	2,063	—	—	2,063	—	2,063
Common stock issued under stock purchase plans	3	118	—	—	118	—	118
Assumption of stock-based compensation plan awards in connection with acquisitions	—	90	—	—	90	—	90
Stock-based compensation	—	1,350	—	—	1,350	—	1,350
Repurchase of common stock	(86)	(504)	(2,988)	—	(3,492)	—	(3,492)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(6)	(283)	—	—	(283)	—	(283)
Cash dividends declared ($0.64 per share)	—	—	(2,631)	—	(2,631)	—	(2,631)
Other, net	—	14	(6)	—	8	(247)	(239)
Other comprehensive (loss) income, net	—	—	—	(1)	(1)	14	13
Net income	—	—	9,452	—	9,452	118	9,570
Balances as of May 31, 2017	4,137	27,065	28,535	(860)	54,740	390	55,130
Common stock issued under stock-based compensation plans	105	2,277	—	—	2,277	—	2,277
Common stock issued under stock purchase plans	3	125	—	—	125	—	125
Assumption of stock-based compensation plan awards in connection with acquisitions	—	3	—	—	3	—	3
Stock-based compensation	—	1,607	—	—	1,607	—	1,607
Repurchase of common stock	(238)	(1,632)	(9,871)	—	(11,503)	—	(11,503)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(10)	(506)	—	—	(506)	—	(506)
Cash dividends declared ($0.76 per share)	—	—	(3,140)	—	(3,140)	—	(3,140)
Other, net	—	11	—	—	11	(24)	(13)
Other comprehensive loss, net	—	—	—	(829)	(829)	—	(829)
Net income	—	—	3,587	—	3,587	135	3,722
Balances as of May 31, 2018	3,997	28,950	19,111	(1,689)	46,372	501	46,873
Cumulative-effect of accounting change	—	—	(110)	—	(110)	—	(110)
Common stock issued under stock-based compensation plans	103	2,033	—	—	2,033	—	2,033
Common stock issued under stock purchase plans	2	122	—	—	122	—	122
Assumption of stock-based compensation plan awards in connection with acquisitions	—	8	—	—	8	—	8
Stock-based compensation	—	1,653	—	—	1,653	—	1,653
Repurchase of common stock	(734)	(5,354)	(30,646)	—	(36,000)	—	(36,000)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(9)	(503)	—	—	(503)	—	(503)
Cash dividends declared ($0.81 per share)	—	—	(2,932)	—	(2,932)	—	(2,932)
Other, net	—	—	(2)	—	(2)	(69)	(71)
Other comprehensive income (loss), net	—	—	—	61	61	(6)	55
Net income	—	—	11,083	—	11,083	152	11,235
Balances as of May 31, 2019	3,359	$26,909	$(3,496)	$(1,628)	$21,785	$578	$22,363

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2019, 2018 and 2017

	Year Ended May 31,
(in millions)	2019	2018	2017
Cash flows from operating activities:
Net income	$11,083	$3,587	$9,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,230	1,165	1,000
Amortization of intangible assets	1,689	1,620	1,451
Allowances for doubtful accounts receivable	190	146	129
Deferred income taxes	(1,191)	(847)	(440)
Stock-based compensation	1,653	1,607	1,350
Other, net	157	(27)	126
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade receivables, net	(272)	267	(67)
Decrease (increase) in prepaid expenses and other assets	261	(258)	(384)
(Decrease) increase in accounts payable and other liabilities	(102)	(260)	230
(Decrease) increase in income taxes payable	(453)	8,150	732
Increase in deferred revenues	306	236	547
Net cash provided by operating activities	14,551	15,386	14,126
Cash flows from investing activities:
Purchases of marketable securities and other investments	(1,400)	(25,282)	(25,867)
Proceeds from maturities of marketable securities and other investments	12,681	20,372	15,186
Proceeds from sales of marketable securities	17,299	2,745	2,429
Acquisitions, net of cash acquired	(363)	(1,724)	(11,221)
Capital expenditures	(1,660)	(1,736)	(2,021)
Net cash provided by (used for) investing activities	26,557	(5,625)	(21,494)
Cash flows from financing activities:
Payments for repurchases of common stock	(36,140)	(11,347)	(3,561)
Proceeds from issuances of common stock	2,155	2,402	2,181
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(503)	(506)	(283)
Payments of dividends to stockholders	(2,932)	(3,140)	(2,631)
Proceeds from borrowings, net of issuance costs	—	12,443	17,732
Repayments of borrowings	(4,500)	(9,800)	(4,094)
Other, net	(136)	(34)	(258)
Net cash (used for) provided by financing activities	(42,056)	(9,982)	9,086
Effect of exchange rate changes on cash and cash equivalents	(158)	57	(86)
Net (decrease) increase in cash and cash equivalents	(1,106)	(164)	1,632
Cash and cash equivalents at beginning of period	21,620	21,784	20,152
Cash and cash equivalents at end of period	$20,514	$21,620	$21,784
Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$8	$3	$90
Change in unsettled repurchases of common stock	$(140)	$154	$(69)
Change in unsettled investment purchases	$—	$(303)	$73
Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,901	$1,562	$1,983
Cash paid for interest	$2,059	$1,910	$1,612

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation provides products and services that substantially address all aspects of enterprise information technology (IT) environments including applications and infrastructure, which are delivered to customers worldwide through a variety of flexible and interoperable IT deployment models, including cloud-based, Cloud at Customer (an instance of Oracle Cloud in the customer’s own data center), on premise or hybrid. Oracle Cloud Software-as-a-Service and Infrastructure-as-a-Service (SaaS and IaaS, respectively, and collectively, Oracle Cloud Services) offerings provide a comprehensive and integrated stack of applications and infrastructure services delivered via a cloud-based deployment model. Oracle Cloud Services integrate the software, hardware and services on a customer’s behalf in a cloud-based IT environment that Oracle deploys, upgrades, supports and manages for the customer. We offer our customers the option to deploy our comprehensive set of cloud offerings including Oracle Cloud Services or to purchase our software and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software products may elect to purchase license support contracts, which provide our customers with rights to unspecified license upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings that are designed to improve customer utilization of their investments in Oracle applications and infrastructure technologies.

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

In fiscal 2019, we adopted the following Accounting Standards Updates:

•

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 and subsequent amendments to the initial guidance: ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14 (collectively, Topic 606), utilizing the full retrospective method of transition whereby the results and related disclosures for the comparative fiscal 2018 and 2017 periods presented in this Form 10-K were recast to be presented as if Topic 606 had been in effect during fiscal 2018 and 2017. Retrospective adjustments applicable prior to June 1, 2016 were recorded as a cumulative-effect adjustment that resulted in a $43 million increase in accumulated other comprehensive loss (AOCL) and an $820 million increase in retained earnings. Refer to the “Revenue Recognition” and “Deferred Sales Commissions” sections below for accounting policy updates upon our adoption of Topic 606.

•

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. We early adopted this new standard on June 1, 2018 using the modified retrospective method, which

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

requires us to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to AOCL and retained earnings. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements as of the adoption date or for any of the periods presented. As a result of the adoption of ASU 2017-12, we have elected to modify certain of our hedge documentation to exclude the fair value of certain components of the related hedging instrument in our assessment of hedge effectiveness. See Note 10 for additional explanations of the impact of adoption.

•

ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs related to postretirement benefit plans. We adopted ASU 2017-07 on a full retrospective basis, which resulted in the retrospective reclassification of $54 million and $42 million, respectively, of non-service net periodic pension cost for fiscal 2018 and 2017, respectively, from line items within operating expenses into non-operating income, net.

•

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 effective June 1, 2018 on a modified retrospective basis through a cumulative-effect adjustment that resulted in a $110 million decrease in prepaid assets with the corresponding offset to retained earnings.

The impacts of adopting Topic 606 and ASU 2017-07 for select historical consolidated statements of operations line items were as follows:

	Year Ended May 31,
	2018			2017
(in millions, except per share data)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Total revenues	$39,831	$(448)	$39,383	$37,728	$64	$37,792
Total operating expenses	$26,152	$(33)	$26,119	$25,018	$(139)	$24,879
Non-operating income, net	$1,237	$(52)	$1,185	$605	$(40)	$565
Provision for income taxes	$9,066	$(229)	$8,837	$2,182	$46	$2,228
Net income	$3,825	$(238)	$3,587	$9,335	$117	$9,452
Basic earnings per share	$0.93	$(0.06)	$0.87	$2.27	$0.03	$2.30
Diluted earnings per share	$0.90	$(0.05)	$0.85	$2.21	$0.03	$2.24

The impact of adopting Topic 606 for select historical consolidated balance sheet line items was as follows:

	As of May 31, 2018
(in millions)	As Previously Reported	Adjustments	As Adjusted
Trade receivables, net of allowances for doubtful accounts	$5,279	$(143)	$5,136
Prepaid expenses and other current assets	$3,424	$338	$3,762
Deferred tax assets	$1,491	$(96)	$1,395
Other non-current assets	$3,487	$488	$3,975
Total current liabilities	$19,195	$(71)	$19,124
Total non-current liabilities	$71,845	$9	$71,854
Total equity	$46,224	$649	$46,873

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

In addition, in fiscal 2019, we also adopted the following Accounting Standards Updates, none of which had a material impact upon adoption or for any of the periods presented to our reported financial position, results of operations or cash flows:

•

ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15);

•	ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14);
•	ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13);
•	ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02); and
•	ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01).

Impacts of the U.S. Tax Cuts and Jobs Act of 2017

The comparability of our operating results in fiscal 2019 compared to the corresponding prior year periods, and of our consolidated balance sheets as of May 31, 2019 relative to May 31, 2018, was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was effective for us in our third quarter of fiscal 2018. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%; created a quasi-territorial tax system that generally allows companies to repatriate certain foreign source earnings without incurring additional U.S. income tax for such earnings generated after December 31, 2017; generally required companies to pay a one-time transition tax pursuant to a payment schedule that settles the tax over multiple future years on certain foreign subsidiary earnings generated prior to December 31, 2017 that, in substantial part, were previously tax deferred; created new taxes on certain foreign sourced earnings; limited deductibility of certain future compensation arrangements to certain highly compensated employees; and provided tax incentives for the exportation of U.S. products to foreign jurisdictions and for the purchase of qualifying capital equipment, among other provisions. As a result, we recorded a provisional charge to income tax expense of $6.9 billion in fiscal 2018, which, pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118), included a $7.8 billion provisional charge related to the one-time transition tax on certain foreign subsidiary earnings and a provisional $911 million of income tax benefit related to the remeasurement of our net deferred tax assets and liabilities. During fiscal 2019, we completed our analysis of the impacts of the Tax Act and recorded an income tax benefit of $529 million in accordance with SAB 118 related to adjustments to our estimates of the one-time transition tax on certain foreign subsidiary earnings and an income tax expense of $140 million in accordance with SAB 118 related to the remeasurement of our net deferred tax assets and liabilities.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

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

Revenue Recognition

Our sources of revenues include:

•

cloud and license revenues, which include the sale of: cloud services and license support; and cloud licenses and on-premise licenses, which typically represent perpetual software licenses purchased by customers for use in both cloud and on-premise IT environments;

•	hardware revenues, which include the sale of hardware products, including Oracle Engineered Systems, servers, and storage products, and industry-specific hardware; and hardware support revenues; and
•	services revenues, which are earned from providing cloud-, license- and hardware-related services including consulting, advanced customer support and education services.

License support revenues are typically generated through the sale of license support contracts related to cloud license and on-premise licenses purchased by our customers at their option. License support contracts provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period and include internet access to technical content, as well as internet and telephone access to technical support personnel. License support contracts are generally priced as a percentage of the net cloud license and on-premise license fees. Substantially all of our customers elect to renew their license support contracts annually.

Cloud services revenues include revenues from Oracle Cloud Software-as-a-Service and Infrastructure-as-a-Service (SaaS and IaaS, respectively, and collectively, Oracle Cloud Services) offerings which deliver applications and infrastructure technologies, respectively, via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, host, manage, upgrade and support and that customers access by entering into a subscription agreement with us for a stated period. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for customer cloud-based, on-premise or other IT infrastructure for a fee for a stated term.

Cloud license and on-premise license revenues primarily represent amounts earned from granting customers perpetual licenses to use our database, middleware, application and industry-specific software products, which our customers use for cloud-based, on-premise and other IT environments. The vast majority of our cloud license and on-premise license arrangements include license support contracts, which are entered into at the customer’s option.

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

Our services are offered to customers as standalone arrangements or as a part of arrangements to customers buying other products and services. Our consulting services are designed to help our customers to, among others, deploy, architect, integrate, upgrade and secure their investments in Oracle applications and infrastructure technologies. Our advanced customer support services are offered as standalone arrangements or as a part of

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

arrangements to customers buying other products and services. We offer these advanced customer support services to Oracle customers to enable increased performance and higher availability of Oracle products and services. Education services include instructor-led, media-based and internet-based training in the use of our cloud, software and hardware products.

Topic 606 is a single standard for revenue recognition that applies to all of our cloud, license, hardware and services arrangements and generally requires revenues to be recognized upon the transfer of control of promised goods or services provided to our customers, reflecting the amount of consideration we expect to receive for those goods or services. Pursuant to Topic 606, revenues are recognized upon the application of the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenues when, or as, the contractual performance obligations are satisfied.

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable, which is included within accounts receivable on our consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for cloud license and on-premise licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for license support and hardware support contracts are generally invoiced annually in advance. Cloud SaaS and IaaS contracts are generally invoiced annually, quarterly or monthly in advance. Services are generally invoiced in advance or as the services are performed. Most contracts that contain a financing component are contracts financed through our financing division. The transaction price for a contract that is financed through our financing division is adjusted to reflect the time value of money and interest revenue is recorded as a component of non-operating income, net within our consolidated statements of operations based on market rates in the country in which the transaction is being financed.

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

Revenue Recognition for License Support and Hardware Support

Oracle’s primary performance obligations with respect to license support contracts and hardware support contracts are to provide customers with technical support as needed and unspecified software product upgrades, maintenance releases and patches during the term of the support period, if and when they are available. Oracle is obligated to make the license and hardware support services available continuously throughout the contract

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

period. Therefore, revenues for license support contracts and hardware support contracts are generally recognized ratably over the contractual periods that the support services are provided.

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

Allocation of the Transaction Price for Contracts that have Multiple Performance Obligations

Many of our contracts include multiple performance obligations. Judgment is required in determining whether each performance obligation is distinct. Oracle products and services generally do not require a significant amount of integration or interdependency; therefore, our products and services are generally not combined. We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price (SSP) for each performance obligation within each contract.

We use judgment in determining the SSP for products and services. For substantially all performance obligations except cloud licenses and on-premise licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Our cloud licenses and on-premise licenses have not historically been sold on a standalone basis, as the vast majority of all customers elect to purchase license support contracts at the time of a cloud license and on-premise license purchase. License support contracts are generally priced as a percentage of the net fees paid by the customer to access the license. We are unable to establish the SSP for our cloud licenses and on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a cloud license and an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud license and on-premise license revenues.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Remaining Performance Obligations from Customer Contracts

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our consolidated balance sheets as of May 31, 2019 and 2018.

The amount of revenues recognized during the year ended May 31, 2019 that were included in the opening deferred revenues balance as of May 31, 2018 was approximately $8.3 billion. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial during each year ended May 31, 2019, 2018 and 2017.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors. In each fiscal year, the amounts and volumes of contracting activity and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. These seasonal impacts influence how our remaining performance obligations change over time. As of May 31, 2019, our remaining performance obligations were $36.2 billion, approximately 62% of which we expect to recognize as revenues over the next twelve months and the remainder thereafter.

Refer to Note 15 for our discussion of revenues disaggregation.

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During fiscal 2019, 2018 and 2017, $1.8 billion, $1.7 billion and $1.6 billion, respectively, of our financing receivables were sold to financial institutions.

Business Combinations

We apply the provisions of ASC 805, Business Combinations (ASC 805), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ from actual results. This may require us to revise our initial estimates which may affect our results of operations and financial position in the period the revision is made.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts. If we cannot reasonably determine the fair value of a non-income tax related pre-acquisition contingency by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

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

Marketable and Non-Marketable Securities

In accordance with ASC 320, Investments—Debt and Equity Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt securities as available-for-sale. Marketable debt securities classified as available-for-sale are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. Substantially all of our marketable debt investments are classified as current based on the nature of the investments and their availability for use in current operations.

Investments in equity securities, other than equity method investments, are recorded at fair value, if fair value is readily determinable. We hold investments in certain non-marketable equity securities with no readily determinable fair values in which we do not have a controlling interest or significant influence. Upon adoption of ASU 2016-01 effective June 1, 2018, we have elected to measure these equity securities at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Prior to our adoption of ASU 2016-01 these equity securities were recorded at cost, less any impairment. Our non-marketable equity securities are included in other non-current assets in the accompanying consolidated balance sheets and are subject to periodic impairment reviews.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

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

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair values of these contracts fluctuate from contractually established thresholds. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2019, 2018 or 2017.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six to nine months). Inventories in excess of future demand are written down and charged to hardware expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $320 million and $398 million at May 31, 2019 and 2018, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $776 million and $802 million at May 31, 2019 and 2018, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2019, 2018 or 2017.

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

The carrying amounts of our goodwill and intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors to consider for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. To determine the fair value of each reporting unit we utilize estimates, judgments and assumptions including estimated future cash flows the reporting unit is expected to generate on a discounted basis; the discount rate used as a part of the discounted cash flow analysis; future economic and market conditions; and market comparables of peer companies, among others. If, as per the quantitative test, the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

unit. Our most recent goodwill impairment analysis was performed on March 1, 2019 and did not result in a goodwill impairment charge. We did not recognize impairment charges in fiscal 2018 or 2017.

Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2019, 2018 or 2017. At least annually, we assess the useful lives of our finite lived intangible assets and may adjust the period over which these assets are amortized whenever events or changes in circumstances indicate that a shorter amortization period is more reflective of the period in which these assets contribute to our cash flows.

Derivative Financial Instruments

During fiscal 2019, 2018 and 2017, we used derivative financial instruments to manage foreign currency and interest rate risks (see Note 10 below for additional information). We do not use derivative financial instruments for trading purposes. We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of each reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, loss or gain attributable to the risk being hedged is recognized in earnings in the period of change with a corresponding earnings offset recorded to the item for which the risk is being hedged.

For a derivative instrument designated as a cash flow hedge, each reporting period we record the change in fair value of the derivative to AOCL in our consolidated balance sheets, and the change is reclassified to earnings when the hedged item affects earnings.

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

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the U.S. are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the U.S. are translated into U.S. Dollars using exchange rates at the balance sheet dates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of AOCL in the accompanying

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating income, net in the accompanying consolidated statements of operations were $111 million, $74 million and $152 million in fiscal 2019, 2018 and 2017, respectively.

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

For our PSUs and PSOs, we recognize stock-based compensation expense on a straight-line basis over the longer of the derived, explicit or implicit service period (which is the period of time expected for the performance condition to be satisfied). During our interim and annual reporting periods, stock-based compensation expense is recorded based on expected attainment of performance targets. Changes in our estimates of the expected attainment of performance targets that result in a change in the number of shares that are expected to vest, or changes in our estimates of implicit service periods, may cause the amount of stock-based compensation expense that we record for each interim reporting period to vary. Any changes in estimates that impact our expectation of the number of shares that are expected to vest are reflected in the amount of stock-based compensation expense that we recognize for each PSU or PSO tranche on a cumulative catch up basis during each interim reporting period in which such estimates are altered. Changes in estimates of the implicit service periods are recognized prospectively.

We record deferred tax assets for stock-based compensation awards that result in deductions on certain of our income tax returns based on the amount of stock-based compensation recognized in each reporting period and the fair values attributable to the vested portion of stock awards assumed in connection with a business combination at the statutory tax rates in the jurisdictions that we are able to recognize such tax deductions. The impacts of the actual tax deductions for stock-based awards that are realized in these jurisdictions are generally recognized in the reporting period that a restricted stock-based award vests or a stock option is exercised with any shortfall/windfall relative to the deferred tax asset established recorded as a discrete detriment/benefit to our provision for income taxes in such period.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which were included within sales and marketing expenses, were $169 million, $138 million and $95 million in fiscal 2019, 2018 and 2017, respectively.

Research and Development Costs and Software Development Costs

All research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2019, 2018 and 2017.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, and certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Year Ended May 31,
(in millions)	2019	2018	2017
Transitional and other employee related costs	$49	$48	$41
Stock-based compensation	—	1	35
Professional fees and other, net	16	3	33
Business combination adjustments, net	(21)	—	(6)
Total acquisition related and other expenses	$44	$52	$103

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to certain equity securities and non-service net periodic pension income (losses).

	Year Ended May 31,
(in millions)	2019	2018	2017
Interest income	$1,092	$1,203	$804
Foreign currency losses, net	(111)	(74)	(152)
Noncontrolling interests in income	(152)	(135)	(118)
Other income, net	(14)	191	31
Total non-operating income, net	$815	$1,185	$565

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

During fiscal 2019, we completed our analysis of the accounting policy election required with regard to the Tax Act’s Global Intangible Low-Taxed Income (GILTI) provision. The FASB allows companies to adopt a policy election to account for GILTI under one of two methods: (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules (the period cost method), or (ii) account for GILTI in a company’s

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

measurement of deferred taxes (the deferred method). We elected the deferred method, under which we recorded the income tax expense impact to our consolidated financial statements during fiscal 2019.

A description of our accounting policies associated with tax related contingencies and valuation allowances assumed as a part of a business combination is provided under “Business Combinations” above.

Recent Accounting Pronouncements

Financial Instruments:  In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for us in our first quarter of fiscal 2021, and earlier adoption is permitted beginning in the first quarter of fiscal 2020. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and also issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We intend to adopt Topic ASC 842 using the effective date of June 1, 2019 as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

2.	ACQUISITIONS

Fiscal 2019 and 2018 Acquisitions

Fiscal 2018 Acquisition of Aconex Limited

On March 28, 2018, we completed our acquisition of Aconex Limited (Aconex), a provider of cloud-based collaboration software for construction projects. We have included the financial results of Aconex in our consolidated financial statements from the date of acquisition. These results were not individually material to our consolidated financial statements. The total purchase price for Aconex was approximately $1.2 billion, which consisted of approximately $1.2 billion in cash and $7 million for the fair values of stock options and restricted stock-based awards assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $873 million of goodwill, $377 million of identifiable intangible assets, and $29 million of net liabilities. Goodwill generated from our acquisition of Aconex was primarily attributable to synergies expected to arise after the acquisition and is not expected to be tax deductible.

Other Fiscal 2019 and 2018 Acquisitions

During fiscal 2019 and 2018, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Fiscal 2017 Acquisitions

Acquisition of NetSuite Inc., a Related Party

On November 7, 2016, we completed our acquisition of NetSuite Inc. (NetSuite), a provider of cloud-based enterprise resource planning (ERP) software and related applications and a related party to Oracle. We acquired NetSuite to, among other things, expand our cloud SaaS offerings with a complementary set of cloud ERP and related cloud software applications for customers.

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

The total purchase price for NetSuite was approximately $9.1 billion, which consisted of approximately $9.0 billion in cash and $78 million for the fair values of restricted stock-based awards and stock options assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $6.7 billion of goodwill, $3.2 billion of identifiable intangible assets and $763 million of net liabilities. Goodwill generated from our acquisition of NetSuite was primarily attributable to synergies expected to arise after the acquisition and was not tax deductible.

Other Fiscal 2017 Acquisitions

During fiscal 2017, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually or in the aggregate significant. We have included the financial results of the acquired companies in our consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $3.0 billion, which consisted of $3.0 billion in cash and $13 million for the fair values of restricted stock-based awards and stock options assumed. Based on their estimated fair values, we recorded $243 million of net tangible assets and $948 million of identifiable intangible assets and $1.8 billion of residual goodwill related to these fiscal 2017 acquisitions.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Aconex and certain other companies that we acquired since the beginning of fiscal 2018 that were considered relevant for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2018. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested restricted stock-based awards and stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2018. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2018 or 2019.

The unaudited pro forma financial information for fiscal 2019 presented the historical results of Oracle for fiscal 2019 and certain other companies that we acquired since the beginning of fiscal 2019 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

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

	Year Ended May 31,
(in millions, except per share data)	2019	2018
Total revenues	$39,512	$39,546
Net income	$11,076	$3,500
Basic earnings per share	$3.05	$0.85
Diluted earnings per share	$2.97	$0.83

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper debt securities and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2019 and 2018. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2019, 2018 and 2017. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2019	2018
Corporate debt securities and other	$22,242	$44,302
Commercial paper debt securities	—	1,647
Money market funds	5,700	6,500
Total investments	$27,942	$52,449
Investments classified as cash equivalents	$10,629	$6,808
Investments classified as marketable securities	$17,313	$45,641

As of May 31, 2019 and 2018, approximately 33% and 26%, respectively, of our marketable securities investments mature within one year and 67% and 74%, respectively, mature within one to four years. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of May 31, 2019 and 2018 and our consolidated statements of cash flows for the years ended May 31, 2019, 2018 and 2017 was nominal.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2019			May 31, 2018
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$4,899	$17,343	$22,242	$223	$44,079	$44,302
Commercial paper debt securities	—	—	—	—	1,647	1,647
Money market funds	5,700	—	5,700	6,500	—	6,500
Derivative financial instruments	—	5	5	—	29	29
Total assets	$10,599	$17,348	$27,947	$6,723	$45,755	$52,478
Liabilities:
Derivative financial instruments	$—	$230	$230	$—	$158	$158

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Based on the trading prices of the $56.1 billion and $58.0 billion of senior notes and the related fair value hedges (refer to Notes 7 and 10 for additional information) that we had outstanding as of May 31, 2019 and 2018, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at May 31, 2019 and 2018 were $58.4 billion and $59.0 billion, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Life	2019	2018
Computer, network, machinery and equipment	1-5 years	$7,214	$6,156
Buildings and improvements	1-40 years	4,253	3,893
Furniture, fixtures and other	5-15 years	554	662
Land	—	896	868
Construction in progress	—	158	229
Total property, plant and equipment	1-40 years	13,075	11,808
Accumulated depreciation		(6,823)	(5,911)
Total property, plant and equipment, net		$6,252	$5,897

6.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2019 and the net book value of intangible assets as of May 31, 2019 and 2018 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2018	Additions & Adjustments net (1)	Retirements	May 31, 2019	May 31, 2018	Expense	Retirements	May 31, 2019	May 31, 2018	May 31, 2019
Developed technology	$5,309	$301	$(204)	$5,406	$(2,814)	$(857)	$204	$(3,467)	$2,495	$1,939	3
Cloud services and license support agreements and related relationships	5,999	(20)	(286)	5,693	(2,285)	(712)	286	(2,711)	3,714	2,982	4
Other	1,622	17	(50)	1,589	(1,161)	(120)	50	(1,231)	461	358	5
Total intangible assets, net	$12,930	$298	$(540)	$12,688	$(6,260)	$(1,689)	$540	$(7,409)	$6,670	$5,279	3

(1)	Amounts also include immaterial changes, if any, in net intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2019.

Total amortization expense related to our intangible assets was $1.7 billion, $1.6 billion and $1.5 billion in fiscal 2019, 2018 and 2017, respectively. As of May 31, 2019, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2020	$1,583
Fiscal 2021	1,339
Fiscal 2022	1,090
Fiscal 2023	668
Fiscal 2024	440
Thereafter	159
Total intangible assets, net	$5,279

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for fiscal 2019 and 2018 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2017	$38,791	$2,367	$1,887	$43,045
Goodwill from acquisitions	1,052	—	—	1,052
Goodwill adjustments, net(1)	(243)	—	(99)	(342)
Balances as of May 31, 2018	39,600	2,367	1,788	43,755
Goodwill from acquisitions	96	—	—	96
Goodwill adjustments, net(1)	(63)	—	(9)	(72)
Balances as of May 31, 2019	$39,633	$2,367	$1,779	$43,779

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition). Amounts also include immaterial changes, if any, in goodwill balances for the periods presented that resulted from net foreign currency translations.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

7.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31, 2019		May 31, 2018
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate senior notes:
$1,500, 2.375%, due January 2019(1)	July 2013	—	N.A.	1,500	2.44%
$1,750, 5.00%, due July 2019	July 2009	1,750	5.05%	1,750	5.05%
$2,000, 2.25%, due October 2019(1)	July 2014	2,000	2.27%	2,000	2.27%
$1,000, 3.875%, due July 2020	July 2010	1,000	3.93%	1,000	3.93%
€1,250, 2.25%, due January 2021(2)(3)	July 2013	1,393	2.33%	1,446	2.33%
$1,500, 2.80%, due July 2021(1)	July 2014	1,500	2.82%	1,500	2.82%
$4,250, 1.90%, due September 2021	July 2016	4,250	1.94%	4,250	1.94%
$2,500, 2.50%, due May 2022	May 2015	2,500	2.56%	2,500	2.56%
$2,500, 2.50%, due October 2022	October 2012	2,500	2.51%	2,500	2.51%
$1,250, 2.625%, due February 2023	November 2017	1,250	2.64%	1,250	2.64%
$1,000, 3.625%, due July 2023	July 2013	1,000	3.73%	1,000	3.73%
$2,500, 2.40%, due September 2023	July 2016	2,500	2.40%	2,500	2.40%
$2,000, 3.40%, due July 2024	July 2014	2,000	3.43%	2,000	3.43%
$2,000, 2.95%, due November 2024	November 2017	2,000	2.98%	2,000	2.98%
$2,500, 2.95%, due May 2025	May 2015	2,500	3.00%	2,500	3.00%
€750, 3.125%, due July 2025(2)(4)	July 2013	836	3.17%	868	3.17%
$3,000, 2.65%, due July 2026	July 2016	3,000	2.69%	3,000	2.69%
$2,750, 3.25%, due November 2027	November 2017	2,750	3.26%	2,750	3.26%
$500, 3.25%, due May 2030	May 2015	500	3.30%	500	3.30%
$1,750, 4.30%, due July 2034	July 2014	1,750	4.30%	1,750	4.30%
$1,250, 3.90%, due May 2035	May 2015	1,250	3.95%	1,250	3.95%
$1,250, 3.85%, due July 2036	July 2016	1,250	3.85%	1,250	3.85%
$1,750, 3.80%, due November 2037	November 2017	1,750	3.83%	1,750	3.83%
$1,250, 6.50%, due April 2038	April 2008	1,250	6.52%	1,250	6.52%
$1,250, 6.125%, due July 2039	July 2009	1,250	6.19%	1,250	6.19%
$2,250, 5.375%, due July 2040	July 2010	2,250	5.45%	2,250	5.45%
$1,000, 4.50%, due July 2044	July 2014	1,000	4.50%	1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	2,000	4.15%	2,000	4.15%
$3,000, 4.00%, due July 2046	July 2016	3,000	4.00%	3,000	4.00%
$2,250, 4.00%, due November 2047	November 2017	2,250	4.03%	2,250	4.03%
$1,250, 4.375%, due May 2055	May 2015	1,250	4.40%	1,250	4.40%
Floating-rate senior notes:
$500, three-month LIBOR plus 0.58%, due January 2019	July 2013	—	N.A.	500	2.93%
$750, three-month LIBOR plus 0.51%, due October 2019	July 2014	750	3.10%	750	2.84%
Revolving credit agreements and other borrowings:
$2,500, LIBOR plus 0.50%, due June 2018	May 2018	—	N.A.	2,500	2.48%
Other borrowings due August 2025	November 2016	113	3.53%	113	3.53%
Total senior notes and other borrowings		$56,342		$60,927
Unamortized discount/issuance costs		(202)		(282)
Hedge accounting fair value adjustments(1)(4)		27		(26)
Total notes payable and other borrowings		$56,167		$60,619
Notes payable and other borrowings, current		$4,494		$4,491
Notes payable and other borrowings, non-current		$51,673		$56,128

(1)

We entered into certain interest rate swap agreements that have the economic effects of modifying the fixed-interest obligations associated with the 2.375% senior notes that were due and settled in January 2019 (January 2019 Notes), the 2.25% senior notes due October 2019 (October 2019 Notes) and the 2.80% senior notes due July 2021 (July 2021 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The effective interest rates after consideration of these fixed to variable interest rate swap agreements were 3.00% as of May 31, 2018 for

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

the January 2019 Notes; and 3.07% and 2.81%, respectively, for the October 2019 Notes, and 3.22% and 2.96%, respectively, for the July 2021 Notes as of May 31, 2019 and 2018, respectively. Refer to Notes 1 and 10 for a description of our accounting for fair value hedges associated with our October 2019 Notes and July 2021 Notes and to our Annual Report for the year ended May 31, 2018 for a description of our accounting for fair value hedges associated with our January 2019 Notes.

(2)

In July 2013, we issued €2.0 billion of fixed-rate senior notes comprised of €1.25 billion of 2.25% senior notes due January 2021 (January 2021 Notes) and €750 million of 3.125% senior notes due July 2025 (July 2025 Notes, and together with the January 2021 Notes, the Euro Notes). Principal and unamortized discount/issuance costs for the Euro Notes in the table above were calculated using foreign currency exchange rates as of May 31, 2019 and May 31, 2018, respectively. The Euro Notes are registered and trade on the New York Stock Exchange.

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

(4)

In fiscal 2018 we entered into certain cross-currency interest rate swap agreements that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt of $871 million based on LIBOR. The effective interest rate as of May 31, 2019 and 2018 after consideration of the cross-currency interest rate swap agreements were 5.74% and 5.17%, respectively, for the July 2025 Notes. Refer to Notes 1 and 10 for a description of our accounting for fair value hedges.

Future principal payments (adjusted for the effects of the cross-currency swap agreements associated with the January 2021 Notes and July 2025 Notes) for all of our borrowings at May 31, 2019 were as follows (in millions):

Fiscal 2020	$4,500
Fiscal 2021	2,631
Fiscal 2022	8,250
Fiscal 2023	3,750
Fiscal 2024	3,500
Thereafter	33,984
Total	$56,615

Senior Notes

Interest is payable semi-annually for the senior notes listed in the above table except for the Euro Notes for which interest is payable annually and the floating-rate senior notes for which interest is payable quarterly. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances except for the floating-rate senior notes, which may not be redeemed prior to their maturity.

The senior notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at May 31, 2019.

Revolving Credit Agreements

In May 2018, we borrowed $2.5 billion pursuant to three revolving credit agreements with JPMorgan Chase Bank, N.A., as initial lender and administrative agent (the 2018 Credit Agreements). In June 2018, we repaid the $2.5 billion and the 2018 Credit Agreements expired pursuant to their terms.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Commercial Paper Program and Commercial Paper Notes

Our existing $3.0 billion commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. As of May 31, 2019 and 2018, we did not have any outstanding commercial paper notes.

8.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). In the fourth quarter of fiscal 2019, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $584 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $476 million of restructuring expenses in connection with the 2019 Restructuring Plan in fiscal 2019 and we expect to incur the majority of the estimated $108 million through the end of fiscal 2020. Any changes to the estimates of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Fiscal 2017 Oracle Restructuring Plan

During fiscal 2017, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2017 Restructuring Plan). Restructuring costs associated with the 2017 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $601 million and $486 million of restructuring expenses in connection with the 2017 Restructuring Plan in fiscal 2018 and 2017, respectively. Actions pursuant to the 2017 Restructuring Plan were substantially complete as of May 31, 2018.

Summary of All Plans

Fiscal 2019 Activity

	Accrued May 31, 2018(2)	Year Ended May 31, 2019				Accrued May 31, 2019(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2019 Oracle Restructuring Plan(1)
Cloud and license	$—	$191	$(4)	$(113)	$(2)	$72	$187	$245
Hardware	—	53	—	(35)	—	18	53	65
Services	—	41	1	(27)	—	15	42	72
Other(6)	—	190	4	(87)	1	108	194	202
Total Fiscal 2019 Oracle Restructuring Plan	$—	$475	$1	$(262)	$(1)	$213	$476	$584
Total other restructuring plans(7)	$282	$5	$(58)	$(181)	$1	$49
Total restructuring plans	$282	$480	$(57)	$(443)	$—	$262

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Fiscal 2018 Activity

	Accrued May 31, 2017	Year Ended May 31, 2018				Accrued May 31, 2018(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud and license	$85	$156	$(12)	$(150)	$3	$82
Hardware	31	167	(15)	(122)	—	61
Services	25	48	(4)	(54)	1	16
Other(6)	44	267	(6)	(208)	(7)	90
Total Fiscal 2017 Oracle Restructuring Plan	$185	$638	$(37)	$(534)	$(3)	$249
Total other restructuring plans(7)	$79	$1	$(14)	$(37)	$4	$33
Total restructuring plans	$264	$639	$(51)	$(571)	$1	$282

Fiscal 2017 Activity

	Accrued May 31, 2016	Year Ended May 31, 2017				Accrued May 31, 2017
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud and license	$—	$184	$(6)	$(100)	$7	$85
Hardware	—	91	(3)	(57)	—	31
Services	—	59	(1)	(34)	1	25
Other(6)	—	166	(4)	(118)	—	44
Total Fiscal 2017 Oracle Restructuring Plan	$—	$500	$(14)	$(309)	$8	$185
Total other restructuring plans(7)	$283	$8	$(31)	$(169)	$(12)	$79
Total restructuring plans	$283	$508	$(45)	$(478)	$(4)	$264

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)

The balances at May 31, 2019 and 2018 included $239 million and $257 million, respectively, recorded in other current liabilities and $23 million and $25 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

9.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2019	2018
Cloud services and license support	$7,340	$7,265
Hardware	635	645
Services	360	404
Cloud license and on-premise license	39	27
Deferred revenues, current	8,374	8,341
Deferred revenues, non-current (in other non-current liabilities)	669	625
Total deferred revenues	$9,043	$8,966

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

Fair Value Hedges—Interest Rate Swap Agreements and Cross-Currency Interest Rate Swap Agreements

In May 2018, we entered into certain cross-currency interest rate swap agreements to manage the foreign currency exchange rate risk associated with our July 2025 Notes by effectively converting the fixed-rate, Euro denominated 2025 Notes, including the annual interest payments and the payment of principal at maturity, to variable-rate, U.S. Dollar denominated debt based on LIBOR. In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our October 2019 Notes and our July 2021 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the swap agreements match the critical terms of the July 2025 Notes, October 2019 Notes, and July 2021 Notes that the swap agreements pertain to, including the notional amounts and maturity dates.

We have designated the aforementioned swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. The changes in fair values of these swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other current/non-current assets or other current/non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable, current or notes payable, non-current. As a result of our adoption of ASU 2017-12, we have elected to exclude the portion of the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

change in fair value of cross-currency interest rate swap agreements attributable to the related cross-currency basis spread in our assessment of hedge effectiveness. The change in fair value of these cross-currency interest rate swap agreements attributable to the cross-currency basis spread is included in AOCL. The periodic interest settlements for the swap agreements for the July 2025 Notes, October 2019 Notes, and July 2021 Notes are recorded as interest expense and are included as a part of cash flows from operating activities.

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

We used the hypothetical derivative method to assess the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other non-current assets or other non-current liabilities in our consolidated balance sheets. We reflect the gains or losses on the effective portion of these cross-currency swap agreements in AOCL in our consolidated balance sheets and an amount is reclassified out of AOCL into non-operating income, net in the same period that the carrying values of the Euro-denominated January 2021 Notes are remeasured and the interest expense is recognized. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

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

We do not designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we recorded the fair values of these contracts as of the end of each reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations. The balance sheet classification for the fair values of these forward contracts is other current assets for forward contracts in an unrealized gain position and other current liabilities for forward contracts in an unrealized loss position. The statement of operations classification for changes in fair values of these forward contracts is non-operating income, net for both realized and unrealized gains and losses.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

As of May 31, 2019 and 2018, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.8 billion and $3.4 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.3 billion and $1.4 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2019 and 2018. The cash flows related to these foreign currency contracts are classified as operating activities. Net gains or losses related to these forward contracts are included in non-operating income, net.

The effects of derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

		Fair Value as of May 31,
(in millions)	Balance Sheet Location	2019	2018
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$5	$24
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current assets	—	5
Total derivative assets		$5	$29
Derivative liabilities:
Interest rate swap agreements designated as fair value hedges	Other current liabilities	$5	$7
Interest rate swap agreements designated as fair value hedges	Other non-current liabilities	—	48
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	17	—
Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	208	103
Total derivative liabilities		$230	$158

Effects of Fair Value Hedging Relationships on Hedged Items in Consolidated Balance Sheets

	May 31,
(in millions)	2019	2018
Notes payable and other borrowings, current:
Carrying amount of hedged item	$1,994	$1,492
Cumulative hedging adjustments included in the carrying amount	(5)	(7)
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	3,652	5,584
Cumulative hedging adjustments included in the carrying amount	44	(19)

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Effects of Derivative Instruments Designated as Hedges on Income

	Year Ended May 31,
	2019		2018		2017
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Consolidated statements of income line amounts in which the hedge effects were recorded	$815	$(2,082)	$1,185	$(2,025)	$565	$(1,798)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$31	$—	$(66)	$—	$(82)
Hedged items	—	(31)	—	66	—	82
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	(38)	27	—	—	—	—
Hedged items	38	(27)	—	—	—	—
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI or OCL	(53)	—	51	—	2	—
Total gain (loss) on hedges recognized in income	$(53)	$—	$51	$—	$2	$—

Gain (Loss) on Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI) or Loss (OCL)

	Year Ended May 31,
(in millions)	2019	2018	2017
Cross-currency swap agreements designated as cash flow hedges	$(105)	$88	$27

11.	COMMITMENTS AND CERTAIN CONTINGENCIES

Lease Commitments

We have operating leases primarily for facilities, land, data centers and vehicles. As of May 31, 2019, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)
Fiscal 2020	$658
Fiscal 2021	538
Fiscal 2022	425
Fiscal 2023	262
Fiscal 2024	165
Thereafter	333
Future minimum operating lease payments	2,381
Less: minimum payments to be received from non-cancelable subleases	(33)
Total future minimum operating lease payments, net	$2,348

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Lease commitments included future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 8. We have approximately $58 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2019.

Rent expense was $665 million, $618 million and $501 million for fiscal 2019, 2018 and 2017, respectively, net of sublease income of approximately $16 million, $20 million and $24 million for fiscal 2019, 2018 and 2017, respectively. Certain lease agreements contain renewal options providing for extensions of the lease terms.

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

As of May 31, 2019, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2020	$661
Fiscal 2021	57
Fiscal 2022	22
Fiscal 2023	23
Fiscal 2024	23
Thereafter	259
Total	$1,045

As described in Notes 7 and 10 above, as of May 31, 2019 we have senior notes and other borrowings of $56.3 billion that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

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

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 17, 2018 and February 15, 2019, we announced that our Board of Directors approved expansions of our stock repurchase program collectively totaling $24.0 billion. As of May 31, 2019, approximately $5.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 733.8 million shares for $36.0 billion (including 0.8 million shares for $40 million that were repurchased but not settled), 238.0 million shares for $11.5 billion, and 85.6 million shares for $3.5 billion in fiscal 2019, 2018 and 2017, respectively, under the stock repurchase program.

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

Dividends on Common Stock

During fiscal 2019, 2018 and 2017, our Board of Directors declared cash dividends of $0.81, $0.76 and $0.64 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2019, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock. The dividend is payable on July 31, 2019 to stockholders of record as of the close of business on July 17, 2019. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our AOCL, net of income taxes:

	May 31,
(in millions)	2019	2018
Foreign currency translation losses and other, net	$(1,176)	$(1,027)
Unrealized losses on defined benefit plans, net	(392)	(322)
Unrealized losses on marketable securities, net	(90)	(422)
Unrealized gains on cash flow hedges, net	30	82
Total accumulated other comprehensive loss	$(1,628)	$(1,689)

13.	EMPLOYEE BENEFIT PLANS

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

•

In fiscal 2014, our stockholders, upon the recommendation of the Board, approved a further increase in the number of authorized shares of stock that may be issued under the 2000 Plan by 305,000,000 shares. Under the terms of the 2000 Plan, long-term full value awards are granted in the form of restricted stock units (RSUs) and performance-based restricted stock awards (PSUs). For each share granted as a full value award under the 2000 Plan, an equivalent of 2.5 shares is deducted from our pool of shares available for grant.

•

In fiscal 2018, our stockholders, upon the recommendation of the Board, approved a further increase in the number of authorized shares of stock that may be issued under the 2000 Plan by 330,000,000 shares, and approved material terms of the performance goals under which PSUs and performance-based stock options (PSOs) could be granted.

As of May 31, 2019, the 2000 Plan had 93 million unvested RSUs outstanding, 1 million unvested PSUs outstanding, 55 million PSOs outstanding and service-based stock options (SOs) to purchase 164 million shares of common stock outstanding of which 143 million shares were vested. As of May 31, 2019, approximately 301 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights or stock appreciation rights under the 2000 Plan.

The vesting schedule for all awards granted under the 2000 Plan is established by the Compensation Committee of the Board of Directors. RSUs generally require service-based vesting of 25% annually over four years. The vesting schedule for PSUs currently requires achieving performance targets and providing service over four fiscal years. SOs are granted at not less than fair market value, become exercisable generally 25% annually over four years of service, and generally expire 10 years from the date of grant. PSOs granted to three of our current executive officers in fiscal 2018 consist of seven numerically equivalent vesting tranches that potentially may vest. One tranche vests solely on the attainment of a market-based metric. The remaining six tranches require the attainment of both a performance metric and a market capitalization metric. In each case, the market-based

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

metric, performance metrics and market capitalization metrics may be achieved at any time during a five year performance period, assuming continued employment and service through the date the Compensation Committee of the Board of Directors certifies that performance has been achieved. The PSOs have contractual lives of eight years in comparison to the typical ten year contractual lives for SOs. For the six tranches of the PSOs with both performance and market conditions, stock-based compensation expense is to be recognized once each vesting tranche becomes probable of achievement over the longer of the estimated implicit service period or derived service. We have preliminarily estimated service periods for those tranches that have been deemed probable of achievement to be up to five years. Stock-based compensation for the market-based tranche will be recognized using the derived service period for the market-based metric achievement, which we have initially estimated to be approximately three years.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Plan (the Directors’ Plan), which provides for the issuance of RSUs and other stock-based awards, including non-qualified stock options, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). In prior years, we granted stock options at not less than fair market value, that vest over four years, and expire no more than 10 years from the date of grant. We currently grant RSUs only that vest fully on the one-year anniversary of the date of grant. The Directors’ Plan was most recently amended on April 29, 2016 and permits the Compensation Committee of the Board to determine the amount and form of automatic grants of stock awards to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. As of May 31, 2019, approximately 90,000 unvested RSUs and stock options to purchase approximately 1 million shares of common stock (all of which were vested) were outstanding under the Directors’ Plan. As of May 31, 2019, approximately 1 million shares were available for future stock awards under this plan.

In connection with certain of our acquisitions, we assumed certain outstanding restricted stock-based awards and stock options under each acquired company’s respective stock plans, or we substituted substantially similar awards under the 2000 Plan. These restricted stock-based awards and stock options assumed or substituted generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2019, approximately 1 million shares of restricted stock-based awards and stock options to purchase 2 million shares of common stock were outstanding under acquired company stock plans that Oracle assumed.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

The following table summarizes restricted stock-based award activity, including service-based awards and performance-based awards, granted pursuant to Oracle-based stock plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2019:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2016	52	$39.29
Granted	42	$39.40
Assumed	14	$37.83
Vested and Issued	(18)	$40.39
Canceled	(7)	$39.73
Balance, May 31, 2017	83	$39.18
Granted	44	$47.42
Vested and Issued	(27)	$39.10
Canceled	(11)	$41.97
Balance, May 31, 2018	89	$42.93
Granted	53	$42.47
Vested and Issued	(31)	$41.85
Canceled	(12)	$42.97
Balance, May 31, 2019	99	$43.01

The total grant date fair value of restricted stock-based awards that were vested and issued in fiscal 2019, 2018 and 2017 was $1.3 billion, $1.0 billion and $715 million, respectively. As of May 31, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock-based awards was $2.8 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.68 years.

No PSUs were granted in each of fiscal 2019 and 2018. In fiscal 2017, 1.7 million PSUs were granted which vest upon the attainment of certain performance metrics and service-based vesting. Based upon actual attainment relative to the “target” performance metric, certain participants have the ability to be issued up to 150% of the target number of PSUs originally granted, or to be issued no PSUs at all. In fiscal 2019, 2.4 million PSUs vested and 1.3 million PSUs remained outstanding as of May 31, 2019.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

The following table summarizes stock option activity, including SOs and PSOs, and includes awards granted pursuant to the 2000 Plan and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2019:

	Options Outstanding
(in millions, except exercise price)	Shares Under Stock Option	Weighted-Average Exercise Price
Balance, May 31, 2016	375	$29.66
Granted(1)	18	$40.90
Assumed	2	$13.06
Exercised	(77)	$26.65
Canceled	(6)	$36.28
Balance, May 31, 2017	312	$29.02
Granted(2)	77	$50.95
Exercised	(78)	$28.78
Canceled	(7)	$45.70
Balance, May 31, 2018	304	$36.11
Granted	7	$43.47
Exercised	(72)	$28.32
Canceled	(17)	$49.28
Balance, May 31, 2019	222	$37.78

(1)

6.75 million SOs were granted in total during fiscal 2017 to our Chief Executive Officers and Chief Technology Officer and have contractual lives of five years versus the ten-year contractual lives for most of the other SOs granted.

(2)

Awards granted in fiscal 2018 included 66.5 million PSOs granted in total to our Chief Executive Officers, Chief Technology Officer, and former President, Product Development, the contractual terms of which are described in greater detail above.

Stock options outstanding that have vested and that are expected to vest as of May 31, 2019 were as follows:

	Outstanding Stock Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	146	$32.13	3.32	$2,698
Expected to vest(2)	42	$46.95	6.47	181
Total	188	$35.45	4.02	$2,879

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2019 of $50.60 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2019 was approximately $254 million and is expected to be recognized over a weighted-average period of 2.74 years. Approximately 34 million shares outstanding as of May 31, 2019 were not expected to vest.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

We estimated the fair values of our stock options that were solely subject to service-based vesting requirements using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted-average input assumptions used and resulting fair values of our service-based stock options were as follows for fiscal 2019, 2018 and 2017:

	Year Ended May 31,
	2019	2018	2017
Expected life (in years)	4.6	4.7	4.8
Risk-free interest rate	2.7%	2.0%	1.0%
Volatility	24%	22%	23%
Dividend yield	1.7%	1.5%	1.5%
Weighted-average fair value per share	$10.77	$9.34	$8.18

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on U.S. Treasury instruments, the annualized dividend yield input is based on the per share dividend declared by the Board, and the volatility input is calculated based on the implied volatility of our publicly traded options.

We estimated the fair values of the PSOs granted during fiscal 2018 at approximately $10 per share using a Monte Carlo simulation approach as of the grant date with the following assumptions: risk-free interest rate of 2.14%, expected term of seven years, expected volatility of 22.44% and dividend yield of 1.49%.

Stock-based compensation expense is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2019	2018	2017
Cloud services and license support	$99	$82	$54
Hardware	10	10	11
Services	49	52	44
Sales and marketing	360	361	306
Research and development	963	921	770
General and administrative	172	180	130
Acquisition related and other	—	1	35
Total stock-based compensation	1,653	1,607	1,350
Estimated income tax benefit included in provision for income taxes	(358)	(451)	(423)
Total stock-based compensation, net of estimated income tax benefit	$1,295	$1,156	$927

Tax Benefits from Exercises of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $2.0 billion, $2.3 billion and $2.1 billion for fiscal 2019, 2018 and 2017, respectively. The total aggregate intrinsic value of restricted stock-based awards that vested and were issued and stock options that were exercised was $3.1 billion, $3.0 billion and $2.0 billion for fiscal 2019, 2018 and 2017, respectively. In connection with the vesting and issuance of restricted stock-based awards and stock options that were exercised, the tax benefits realized by us were $692 million, $860 million and $614 million for fiscal 2019, 2018 and 2017, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2019, 46 million shares were reserved for future issuances under the Purchase Plan. We issued 2 million shares in fiscal 2019 and 3 million shares in each of fiscal 2018 and 2017, respectively, under the Purchase Plan.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $380 million, $384 million and $366 million for fiscal 2019, 2018 and 2017, respectively.

In the U.S., regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $154 million, $151 million and $157 million in fiscal 2019, 2018 and 2017, respectively.

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $566 million and approximately $555 million as of May 31, 2019 and 2018, respectively, and were presented in other non-current assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $90 million, $102 million and $85 million for fiscal 2019, 2018 and 2017, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans as of May 31, 2019 were $1.2 billion and $821 million, respectively, and as of May 31, 2018 were $1.1 billion and $711 million, respectively.

14.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The more significant provisions of the Tax Act as applicable to us are described in Note 1 above under “Impacts of the U.S. Tax Cuts and Jobs Act of 2017.” During fiscal 2019, we recorded a net benefit of $389 million in accordance with SAB 118 related to adjustments in our estimates of the one-time transition tax on certain foreign subsidiary earnings, and the remeasurement of our net deferred tax assets and liabilities affected by the Tax Act. Our provision for income taxes for fiscal 2019 varied from the 21% U.S. statutory rate imposed by the Tax Act primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction, the tax effect of GILTI, and a reduction to our transition tax recorded consistent with the provision of SAB 118. Our provision for income taxes for fiscal 2018 varied from the 21% U.S. statutory rate imposed by the Tax Act primarily due to the impacts of the Tax Act upon adoption, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Prior to the January 1, 2018 effective date of the Tax Act, our provision for income taxes historically differed from the tax computed at

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

the previous U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction.

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2019	2018	2017
Domestic	$3,774	$3,366	$3,674
Foreign	8,494	9,058	8,006
Income before provision for income taxes	$12,268	$12,424	$11,680

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2019	2018	2017
Current provision:
Federal	$979	$8,320	$936
State	300	264	257
Foreign	1,097	1,100	1,475
Total current provision	$2,376	$9,684	$2,668
Deferred benefit:
Federal	$483	$(827)	$(158)
State	(28)	(26)	(29)
Foreign	(1,646)	6	(253)
Total deferred benefit	$(1,191)	$(847)	$(440)
Total provision for income taxes	$1,185	$8,837	$2,228
Effective income tax rate	9.7%	71.1%	19.1%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(Dollars in millions)	2019	2018	2017
U.S. federal statutory tax rate	21.0%	29.2%	35.0%
Tax provision at statutory rate	$2,576	$3,629	$4,088
Impact of the Tax Act of 2017:
One-time transition tax	(529)	7,781	—
Deferred tax effects	140	(911)	—
Foreign earnings at other than United States rates	(789)	(995)	(1,312)
State tax expense, net of federal benefit	197	142	150
Settlements and releases from judicial decisions and statute expirations, net	(132)	(252)	(189)
Domestic production activity deduction	—	(87)	(119)
Federal research and development credit	(158)	(174)	(127)
Stock-based compensation	(201)	(302)	(149)
Other, net	81	6	(114)
Total provision for income taxes	$1,185	$8,837	$2,228

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

The components of our deferred tax assets and liabilities were as follows:

	May 31,
(in millions)	2019	2018
Deferred tax assets:
Accruals and allowances	$541	$567
Employee compensation and benefits	646	664
Differences in timing of revenue recognition	322	338
Basis of property, plant and equipment and intangible assets	1,238	—
Tax credit and net operating loss carryforwards	3,717	2,614
Total deferred tax assets	6,464	4,183
Valuation allowance	(1,266)	(1,308)
Total deferred tax assets, net	5,198	2,875
Deferred tax liabilities:
Unrealized gain on stock	(78)	(78)
Acquired intangible assets	(973)	(1,254)
GILTI deferred	(1,515)	—
Basis of property, plant and equipment and intangible assets	—	(158)
Other	(200)	(48)
Total deferred tax liabilities	(2,766)	(1,538)
Net deferred tax assets	$2,432	$1,337
Recorded as:
Non-current deferred tax assets	$2,696	$1,395
Non-current deferred tax liabilities (in other non-current liabilities)	(264)	(58)
Net deferred tax assets	$2,432	$1,337

We provide for taxes on the undistributed earnings of foreign subsidiaries. We do not provide for taxes on other outside basis temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At May 31, 2019, the amount of temporary differences related to other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was approximately $7.9 billion. If the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2019, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these other outside basis temporary differences would be approximately $1.5 billion.

Our net deferred tax assets were $2.4 billion and $1.3 billion as of May 31, 2019 and 2018, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $1.3 billion at each of May 31, 2019 and 2018. Substantially all of the valuation allowances as of May 31, 2019 and 2018 related to tax assets established in purchase accounting and other tax credits. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

At May 31, 2019, we had federal net operating loss carryforwards of approximately $732 million, which are subject to limitation on their utilization. Approximately $690 million of these federal net operating losses expire in various years between fiscal 2020 and fiscal 2038. Approximately $42 million of these federal net operating losses are not currently subject to expiration dates. We had state net operating loss carryforwards of approximately $2.2 billion at May 31, 2019, which expire between fiscal 2020 and fiscal 2038 and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $2.0 billion at May 31, 2019, which are subject to limitations on their utilization. Approximately $1.9 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $100 million, expire between fiscal 2020 and fiscal 2039. We had tax credit carryforwards of approximately $1.1 billion at May 31, 2019, which are subject to limitations on their utilization. Approximately $734 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $387 million, expire in various years between fiscal 2020 and fiscal 2039.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2019	2018	2017
Gross unrecognized tax benefits as of June 1	$5,592	$4,919	$4,561
Increases related to tax positions from prior fiscal years	772	200	128
Decreases related to tax positions from prior fiscal years	(135)	(65)	(218)
Increases related to tax positions taken during current fiscal year	540	840	595
Settlements with tax authorities	(153)	(42)	(85)
Lapses of statutes of limitation	(202)	(273)	(47)
Cumulative translation adjustments and other, net	(66)	13	(15)
Total gross unrecognized tax benefits as of May 31	$6,348	$5,592	$4,919

As of May 31, 2019, 2018 and 2017, $4.2 billion, $4.2 billion and $3.4 billion, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $312 million, $127 million and $125 million during fiscal 2019, 2018 and 2017, respectively. Interest and penalties accrued as of May 31, 2019 and 2018 were $1.3 billion and $992 million, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2017. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, transfer pricing, extraterritorial income exemptions, domestic production activity, foreign tax credits, and research and development credits taken. With all of these domestic audit issues considered in the aggregate, we believe that it was reasonably possible that, as of May 31, 2019, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $516 million ($357 million net of offsetting tax benefits). Our U.S. federal income tax returns have been examined for all years prior to fiscal 2010 and we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2007 and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe that it was reasonably possible that, as of May 31, 2019, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) by as much as $186 million ($87 million net of offsetting tax benefits) in the next 12 months related primarily to transfer pricing.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1997.

We believe that we have adequately provided under GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof. On June 7, 2019, the Ninth Circuit Court of Appeals, reversing a previous decision of the U.S. Tax Court, held that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-sharing calculations were valid. Our financial statements have been prepared consistent with this outcome, but we will continue to monitor any ongoing developments, including the possibility of rehearing or appeal to the U.S. Supreme Court, to determine if future changes are required.

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, India, Indonesia, South Korea, Mexico, Pakistan and Spain, where the amounts under controversy are significant. In some, although not all cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

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

We have three businesses—cloud and license, hardware and services—each of which is comprised of a single operating segment. All three of our businesses market and sell our offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs.

Our cloud and license business engages in the sale, marketing and delivery of our applications and infrastructure technologies through cloud and on-premise deployment models including our cloud services and license support offerings; and our cloud license and on-premise license offerings. Cloud services and license support revenues are generated from offerings that are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms, and renewed by customers upon completion of the contractual terms. Cloud services and license support contracts provide customers with access to the latest updates to the applications and infrastructure technologies as they become available and for which the customer contracted and also include related technical support services over the contractual term. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediately upon signature of the license contract. In each fiscal year, our cloud and license business’ contractual activities are typically highest in our fourth fiscal quarter and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

The following table presents summary results for each of our three businesses for each of fiscal 2019, 2018 and 2017:

	Year Ended May 31,
(in millions)	2019	2018	2017
Cloud and license:
Revenues(1)	$32,582	$32,041	$30,452
Cloud services and license support expenses	3,597	3,441	2,881
Sales and marketing expenses	7,398	7,213	6,770
Margin(2)	$21,587	$21,387	$20,801
Hardware:
Revenues	$3,704	$3,994	$4,152
Hardware products and support expenses	1,327	1,547	1,618
Sales and marketing expenses	520	643	825
Margin(2)	$1,857	$1,804	$1,709
Services:
Revenues	$3,240	$3,395	$3,359
Services expenses	2,703	2,729	2,661
Margin(2)	$537	$666	$698
Totals:
Revenues(1)	$39,526	$39,430	$37,963
Expenses	15,545	15,573	14,755
Margin(2)	$23,981	$23,857	$23,208

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

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or non-operating income, net. Refer to the table below for a reconciliation of our total margin for operating segments to our income before provision for income taxes as reported per our consolidated statements of operations.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2019	2018	2017
Total revenues for operating segments	$39,526	$39,430	$37,963
Cloud and license revenues(1)	(20)	(47)	(171)
Total revenues	$39,506	$39,383	$37,792

Total margin for operating segments	$23,981	$23,857	$23,208
Cloud and license revenues(1)	(20)	(47)	(171)
Research and development	(6,026)	(6,084)	(6,153)
General and administrative	(1,265)	(1,282)	(1,172)
Amortization of intangible assets	(1,689)	(1,620)	(1,451)
Acquisition related and other	(44)	(52)	(103)
Restructuring	(443)	(588)	(463)
Stock-based compensation for operating segments	(518)	(505)	(415)
Expense allocations and other, net	(441)	(415)	(367)
Interest expense	(2,082)	(2,025)	(1,798)
Non-operating income, net	815	1,185	565
Income before provision for income taxes	$12,268	$12,424	$11,680

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

Disaggregation of Revenues

We have considered information that is regularly reviewed by our CODMs in evaluating financial performance, and disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues to depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The principal category we use to disaggregate revenues is the nature of our products and services as presented in our consolidated statements of operations.

The following table is a summary of our total revenues by geographic region. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for each of fiscal 2019, 2018 and 2017:

	Year Ended May 31,
(in millions)	2019	2018	2017
Americas	$21,856	$21,648	$21,121
EMEA(1)	11,270	11,409	10,614
Asia Pacific	6,380	6,326	6,057
Total revenues	$39,506	$39,383	$37,792

(1)	Comprised of Europe, the Middle East and Africa

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

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

	Year Ended May 31,
(in millions)	2019	2018	2017
Applications revenues	$11,491	$11,023	$9,933
Infrastructure revenues	21,071	20,971	20,348
Total cloud and license revenues	$32,562	$31,994	$30,281

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2019, 2018 or 2017.

	As of and for the Year Ended May 31,
	2019		2018		2017
(in millions)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)
United States	$18,596	$5,318	$18,330	$4,976	$17,856	$4,680
United Kingdom	2,054	423	2,093	510	1,988	402
Japan	1,848	422	1,716	388	1,619	380
Germany	1,583	263	1,526	179	1,415	116
Canada	1,166	87	1,200	78	1,102	60
Other countries	14,259	1,356	14,518	1,223	13,812	1,090
Total	$39,506	$7,869	$39,383	$7,354	$37,792	$6,728

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

16.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2019	2018	2017
Net income	$11,083	$3,587	$9,452
Weighted average common shares outstanding	3,634	4,121	4,115
Dilutive effect of employee stock plans	98	117	102
Dilutive weighted average common shares outstanding	3,732	4,238	4,217
Basic earnings per share	$3.05	$0.87	$2.30
Diluted earnings per share	$2.97	$0.85	$2.24
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	71	64	74

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

Oracle has posted a bond for the amounts owing. No amounts have been paid or recorded to our results of operations. We continue to believe that we have meritorious defenses against HP’s claims, and we intend to present these defenses to the appellate court. Oracle filed its opening brief on March 7, 2019. Briefing on the appeal is scheduled to be completed by October 2019, and the appellate court has not scheduled a date for oral

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

argument. We cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding the appeal process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the appeal process related to this action is uncertain. It is possible that the resolution of this action could have a material impact on our future cash flows and results of operations.

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

On May 4, 2018, the Board of Directors established a Special Litigation Committee (the SLC) to investigate the allegations in this derivative action. Three outside directors serve on the SLC. On July 24, 2018, the court entered an order granting the SLC’s motion to stay this case for six months. The stay has been extended twice and is due to expire on August 15, 2019. The SLC and the two individual defendants are scheduled to participate in a mediation on July 2, 2019.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. On December 21, 2018, the court granted plaintiff’s motion that it be appointed lead plaintiff and approving its selection of lead plaintiff’s counsel. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint, and on May 31, 2019, plaintiff filed an opposition. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

On February 12, 2019, a stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against all members of our Board of Directors, and Oracle as a nominal defendant. Plaintiffs claim that the alleged actions described in the August 10, 2018 class action discussed above caused harm to Oracle, and that Oracle’s Board members violated their fiduciary duties of care, loyalty, reasonable inquiry, and good faith by failing to prevent this alleged harm. Plaintiffs also allege that defendants’ actions constitute gross mismanagement, waste,

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2019

and securities fraud. Plaintiffs seek a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified equitable relief. On April 26, 2019, the court approved a stay of this action, which will be lifted if the class action discussed above is dismissed, if the motion to dismiss the class action is denied, or if either party voluntarily chooses to lift the stay.

On May 8, 2019, a second derivative action was filed in the U.S. District Court for the Northern District of California. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our two Chief Executive Officers, one former Oracle executive, and Oracle as a nominal defendant. Plaintiff claims that the alleged actions described in the August 10, 2018 class action discussed above caused harm to Oracle, and plaintiff raises further allegations of impropriety relating to Oracle’s stock buybacks and acquisition of NetSuite Inc. Plaintiff asserts claims for violation of securities laws, violation of fiduciary duties, contribution and indemnification. Plaintiff seeks a ruling that the case may proceed as a derivative action, and seeks damages, declaratory and other equitable relief, attorneys’ and expert fees and costs. On June 4, 2019, the court issued an order finding that this case was related to the derivative case above and staying the case under the court’s prior stay order.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2017	$327	$129	$(138)	$1	$319
May 31, 2018	$319	$146	$(98)	$3	$370
May 31, 2019	$370	$190	$(188)	$(1)	$371

Item 16.	Form 10-K Summary

None.

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.01	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	6/16/16	Oracle Corporation

4.01	Specimen Certificate of Oracle Corporation’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.04	Form of 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Note	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.05	Forms of 5.00% Note due 2019 and 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.06	Forms of Original 2020 Note and Original 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

4.07	Forms of New 2020 Note and New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.08	Forms of 2.50% Note due 2022, together with Officers’ Certificate issued October 25, 2012 setting forth the terms of the Note	8-K	000-51788	4.10	10/25/12	Oracle Corporation

4.09	Forms of 2.25% Note due 2021 and 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Notes	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.10	Forms of Floating-Rate Note due 2019, 2.375% Note due 2019 and 3.625% Note due 2023, together with Officers’ Certificate issued July 16, 2013 setting forth the terms of the Notes	8-K	001-35992	4.12	7/16/13	Oracle Corporation

4.11	Forms of Floating-Rate Note due 2019, 2.25% Note due 2019, 2.80% Note due 2021, 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.12	Forms of 2.50% Notes due 2022, 2.95% Notes due 2025, 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation
4.13	Forms of 1.90% Notes due 2021, 2.40% Notes due 2023, 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

4.14	Form of 2.625% Notes due 2023, 2.950% Notes due 2024, 3.250% Notes due 2027, 3.800% Notes due 2037 and 4.000% Notes due 2047, together with Officers’ Certificate issued November 9, 2017 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/17	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.15‡	Description of Oracle Corporation’s Securities Registered Under Section 12 of the Exchange Act

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016	10-K	001-35992	10.03	6/22/16	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on November 15, 2017	8-K	001-35992	10.04	11/17/17	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	001-35992	10.05	9/18/17	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.06	6/25/15	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

10.09*	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of February 12, 2019	10-Q	001-35992	10.09	3/18/19	Oracle Corporation

10.10*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.11*	Form of Performance-Based Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Section 16 Officers	10-Q	001-35992	10.16	9/23/14	Oracle Corporation

10.12*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	6/25/15	Oracle Corporation

10.13*	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Named Executive Officers	10-Q	001-35992	10.16	9/18/17	Oracle Corporation

10.14*	Form of Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Employees (Including Section 16 Officers)	10-Q	001-35992	10.17	9/18/17	Oracle Corporation

21.01‡	Subsidiaries of the Registrant

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (1) Consolidated Balance Sheets as of May 31, 2019 and 2018, (2) Consolidated Statements of Operations for the years ended May 31, 2019, 2018 and 2017, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2019, 2018 and 2017, (4) Consolidated Statements of Equity for the years ended May 31, 2019, 2018 and 2017, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2019, 2018 and 2017, (6) Notes to Consolidated Financial Statements and (7) Financial Statement Schedule II

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 21, 2019	By:	/s/ Safra A. Catz
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Date: June 21, 2019	By:	/s/ Mark V. Hurd
Mark V. Hurd
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 21, 2019
Safra A. Catz

/s/ Mark V. Hurd	Chief Executive Officer and Director (Principal Executive Officer)	June 21, 2019
Mark V. Hurd

/s/ William Corey West	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 21, 2019
William Corey West

/s/ Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer	June 21, 2019
Lawrence J. Ellison

/s/ Jeffrey O. Henley	Vice Chairman of the Board of Directors	June 21, 2019
Jeffrey O. Henley

/s/ Jeffrey S. Berg	Director	June 21, 2019
Jeffrey S. Berg

/s/ Michael J. Boskin	Director	June 21, 2019
Michael J. Boskin

/s/ Bruce R. Chizen	Director	June 21, 2019
Bruce R. Chizen

/s/ George H. Conrades	Director	June 21, 2019
George H. Conrades

/s/ Hector Garcia-Molina	Director	June 21, 2019
Hector Garcia-Molina

/s/ Renée J. James	Director	June 21, 2019
Renée J. James

/s/ Charles W. Moorman IV	Director	June 21, 2019
Charles W. Moorman IV

/s/ Leon E. Panetta	Director	June 21, 2019
Leon E. Panetta
/s/ William G. Parrett	Director	June 21, 2019
William G. Parrett

/s/ Naomi O. Seligman	Director	June 21, 2019
Naomi O. Seligman