Form 10-Q
period 2019-08-31
ORACLE CORP
filed 2019-09-13
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35992

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Oracle Parkway	94065
Redwood City, California
(Address of principal executive offices)	(Zip Code)

(650) 506-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share 2.25% senior notes due January 2021 3.125% senior notes due July 2025	ORCL — —	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

The number of shares of registrant’s common stock outstanding as of September 10, 2019 was: 3,288,330,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation that we may acquire companies, products, services and technologies to further our corporate strategy as compelling opportunities become available;
•

our expectation that, on a constant currency basis, our total cloud and license revenues generally will continue to increase due to expected growth in our cloud services and our license support offerings, and continued demand for our cloud license and on-premise license offerings;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal 2020, which runs from June 1, 2019 to May 31, 2020.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2019 and May 31, 2019

(Unaudited)

(in millions, except per share data)	August 31, 2019	May 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$31,083	$20,514
Marketable securities	4,621	17,313
Trade receivables, net of allowances for doubtful accounts of $383 and $371 as of August 31, 2019 and May 31, 2019, respectively	3,820	5,134
Prepaid expenses and other current assets	2,860	3,425
Total current assets	42,384	46,386
Non-current assets:
Property, plant and equipment, net	6,264	6,252
Intangible assets, net	4,861	5,279
Goodwill, net	43,733	43,779
Deferred tax assets	2,654	2,696
Other non-current assets	6,333	4,317
Total non-current assets	63,845	62,323
Total assets	$106,229	$108,709
LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$3,748	$4,494
Accounts payable	486	580
Accrued compensation and related benefits	1,261	1,628
Deferred revenues	10,089	8,374
Other current liabilities	3,291	3,554
Total current liabilities	18,875	18,630
Non-current liabilities:
Notes payable and other borrowings, non-current	50,692	51,673
Income taxes payable	13,501	13,295
Other non-current liabilities	4,142	2,748
Total non-current liabilities	68,335	67,716
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,296 shares and 3,359 shares as of August 31, 2019 and May 31, 2019, respectively	26,450	26,909
Accumulated deficit	(6,446)	(3,496)
Accumulated other comprehensive loss	(1,571)	(1,628)
Total Oracle Corporation stockholders’ equity	18,433	21,785
Noncontrolling interests	586	578
Total equity	19,019	22,363
Total liabilities and equity	$106,229	$108,709

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2019 and 2018

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2019	2018
Revenues:
Cloud services and license support	$6,805	$6,609
Cloud license and on-premise license	812	867
Hardware	815	904
Services	786	813
Total revenues	9,218	9,193
Operating expenses:
Cloud services and license support(1)	982	913
Hardware(1)	272	326
Services(1)	703	714
Sales and marketing(1)	2,018	2,039
Research and development	1,557	1,564
General and administrative	292	321
Amortization of intangible assets	414	434
Acquisition related and other	25	14
Restructuring	78	90
Total operating expenses	6,341	6,415
Operating income	2,877	2,778
Interest expense	(494)	(529)
Non-operating income, net	99	291
Income before provision for income taxes	2,482	2,540
Provision for income taxes	345	275
Net income	$2,137	$2,265
Earnings per share:
Basic	$0.64	$0.58
Diluted	$0.63	$0.57
Weighted average common shares outstanding:
Basic	3,317	3,904
Diluted	3,410	3,999

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2019 and 2018

(Unaudited)

	Three Months Ended August 31,
(in millions)	2019	2018
Net income	$2,137	$2,265
Other comprehensive income (loss), net of tax:
Net foreign currency translation losses	(8)	(61)
Net unrealized gains on defined benefit plans	4	6
Net unrealized gains on marketable securities	85	4
Net unrealized losses on cash flow hedges	(24)	(26)
Total other comprehensive income (loss), net	57	(77)
Comprehensive income	$2,194	$2,188

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended August 31, 2019 and 2018

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2019	2018
Common stock and additional paid in capital
Balance, beginning of period	$26,909	$28,950
Common stock issued	316	299
Stock-based compensation	446	436
Repurchase of common stock	(707)	(1,496)
Other, net	(514)	(378)
Balance, end of period	$26,450	$27,811
(Accumulated deficit) retained earnings
Balance, beginning of period	$(3,496)	$19,111
Cumulative-effect of accounting change	—	(110)
Repurchase of common stock	(4,293)	(8,504)
Cash dividends declared	(795)	(742)
Net income	2,137	2,265
Other, net	1	2
Balance, end of period	$(6,446)	$12,022
Other equity, net
Balance, beginning of period	$(1,050)	$(1,188)
Other comprehensive income (loss), net	57	(77)
Other, net	8	(4)
Balance, end of period	$(985)	$(1,269)
Total stockholders' equity	$19,019	$38,564
Cash dividends declared per common share	$0.24	$0.19

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2019 and 2018

(Unaudited)

	Three Months Ended August 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$2,137	$2,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336	286
Amortization of intangible assets	414	434
Deferred income taxes	(14)	(112)
Stock-based compensation	446	436
Other, net	60	52
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,313	1,390
Decrease in prepaid expenses and other assets	481	309
Decrease in accounts payable and other liabilities	(813)	(561)
(Decrease) increase in income taxes payable	(121)	10
Increase in deferred revenues	1,761	2,213
Net cash provided by operating activities	6,000	6,722
Cash flows from investing activities:
Purchases of marketable securities and other investments	(216)	(739)
Proceeds from maturities of marketable securities and other investments	879	4,704
Proceeds from sales of marketable securities	12,111	—
Acquisitions, net of cash acquired	(2)	(50)
Capital expenditures	(386)	(383)
Net cash provided by investing activities	12,386	3,532
Cash flows from financing activities:
Payments for repurchases of common stock	(5,005)	(9,967)
Proceeds from issuances of common stock	316	291
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(514)	(379)
Payments of dividends to stockholders	(795)	(742)
Repayments of borrowings	(1,750)	(2,500)
Other, net	(54)	(36)
Net cash used for financing activities	(7,802)	(13,333)
Effect of exchange rate changes on cash and cash equivalents	(15)	(86)
Net increase (decrease) in cash and cash equivalents	10,569	(3,165)
Cash and cash equivalents at beginning of period	20,514	21,620
Cash and cash equivalents at end of period	$31,083	$18,455
Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$—	$8
Change in unsettled repurchases of common stock	$(5)	$33

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2020.

During the first quarter of fiscal 2020, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet, operating and financing lease liabilities and corresponding right-of-use (ROU) assets. We adopted this new standard using the effective date of June 1, 2019 as our initial application date. Consequently, financial information for the comparative periods was not updated. We elected the package of practical expedients permitted under the transition guidance of the new standard, which allows us to carry forward our historical lease classification. The adoption of Topic 842 did not result in a cumulative catch-up adjustment to the opening of accumulated deficit balance as of June 1, 2019. There was no material impact to our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended August 31, 2019 due to the adoption of Topic 842. Except for the updates to our leases accounting policy noted below, there have been no other changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended August 31, 2019.

Leases

We determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. ROU assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components as a single lease component.

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of August 31, 2019, our operating leases substantially have remaining terms of one year to thirteen years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

At August 31, 2019, ROU assets of $2.0 billion related to our operating leases are included in other non-current assets; and operating lease liabilities of $587 million are included in other current liabilities; and $1.5 billion are included in other non-current liabilities in our condensed consolidated balance sheets. Cash flow movements related to our lease activities are included in prepaid expenses and other assets and accounts payables and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the three months ended August 31, 2019.

For the three months ended August 31, 2019, operating lease expenses totaled $148 million, net of sublease income of $4 million, and cash paid for amounts included in the measurement of operating lease liabilities was $148 million. We recorded ROU assets of $2.2 billion in exchange for operating lease obligations during the three months ended August 31, 2019, which included $1.9 billion for operating leases existing on June 1, 2019 that were recognized upon our initial adoption of Topic 842 and $211 million for operating leases that were contracted during the first quarter of fiscal 2020. As of August 31, 2019, the weighted average remaining lease term for operating leases was approximately five years, and the weighted average discount rate for operating leases was 3.1%.

Maturities of operating lease liabilities were as follows as of August 31, 2019 (in millions):

Remainder of fiscal 2020	$498
Fiscal 2021	550
Fiscal 2022	429
Fiscal 2023	270
Fiscal 2024	177
Fiscal 2025	125
Thereafter	218
Total operating lease payments	2,267
Less: imputed interest	(206)
Total operating lease liability	$2,061

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of August 31, 2019 and May 31, 2019. The amount of revenues recognized during each of the three months ended August 31, 2019 and 2018 that were included in the opening deferred revenues balance as of May 31, 2019 and 2018 were each approximately $3.5 billion. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three months ended August 31, 2019 and 2018.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, were $33.8 billion as of August 31, 2019, approximately 61% of which we expect to recognize as revenues over the next twelve months and the remainder thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $705 million and $822 million for the three months ended August 31, 2019 and 2018, respectively.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of August 31, 2019 and May 31, 2019 and our condensed consolidated statements of cash flows for the three months ended August 31, 2019 and 2018 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended August 31,
(in millions)	2019	2018
Transitional and other employee related costs	$4	$14
Business combination adjustments, net	3	(2)
Other, net	18	2
Total acquisition related and other expenses	$25	$14

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

	Three Months Ended August 31,
(in millions)	2019	2018
Interest income	$190	$348
Foreign currency losses, net	(55)	(34)
Noncontrolling interests in income	(40)	(39)
Other income, net	4	16
Total non-operating income, net	$99	$291

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

Recent Accounting Pronouncements

Financial Instruments:  In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for us in our first quarter of fiscal 2021, and earlier adoption is permitted beginning in the first quarter of fiscal 2020. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2020 and 2019 Acquisitions

During the first quarter of fiscal 2020 and full year of fiscal 2019, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2019			May 31, 2019
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$6,081	$6,995	$13,076	$4,899	$17,343	$22,242
Commercial paper debt securities	—	11,406	11,406	—	—	—
Money market funds	1,350	—	1,350	5,700	—	5,700
Derivative financial instruments	—	17	17	—	5	5
Total assets	$7,431	$18,418	$25,849	$10,599	$17,348	$27,947
Liabilities:
Derivative financial instruments	$—	$249	$249	$—	$230	$230

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. As of August 31, 2019 and May 31, 2019, approximately 88% and 33%, respectively, of our marketable securities investments mature within one year and 12% and 67%, respectively, mature within one to four years. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $54.3 billion and $56.1 billion of senior notes and the related fair value hedges that we had outstanding as of August 31, 2019 and May 31, 2019, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at August 31, 2019 and May 31, 2019 were $59.8 billion and $58.4 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2020 and the net book value of intangible assets as of August 31, 2019 and May 31, 2019 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(in millions)	May 31, 2019	Additions & Adjustments, net(1)	August 31, 2019	May 31, 2019	Expense	August 31, 2019	May 31, 2019	August 31, 2019
Developed technology	$5,406	$—	$5,406	$(3,467)	$(211)	$(3,678)	$1,939	$1,728
Cloud services and license support agreements and related relationships	5,693	(4)	5,689	(2,711)	(171)	(2,882)	2,982	2,807
Other	1,589	—	1,589	(1,231)	(32)	(1,263)	358	326
Total intangible assets, net	$12,688	$(4)	$12,684	$(7,409)	$(414)	$(7,823)	$5,279	$4,861

(1)	Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

As of August 31, 2019, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2020	$1,167
Fiscal 2021	1,338
Fiscal 2022	1,090
Fiscal 2023	667
Fiscal 2024	440
Fiscal 2025	124
Thereafter	35
Total intangible assets, net	$4,861

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2019 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2019	$39,633	$2,367	$1,779	$43,779
Goodwill adjustments, net(1)	(41)	—	(5)	(46)
Balances as of August 31, 2019	$39,592	$2,367	$1,774	$43,733

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

August 31, 2019

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). In the fourth quarter of fiscal 2019, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $584 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $77 million of restructuring expenses in connection with the 2019 Restructuring Plan in the first three months of fiscal 2020 and we expect to incur the majority of the estimated remaining $31 million through the end of fiscal 2020. Any changes to the estimates of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2019(2)	Three Months Ended August 31, 2019				Accrued August 31, 2019(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2019 Restructuring Plan(1)
Cloud and license	$72	$40	$(4)	$(51)	$—	$57	$223	$232
Hardware	18	11	2	(13)	—	18	66	69
Services	15	7	(1)	(9)	—	12	48	65
Other(6)	108	23	(1)	(56)	(44)	30	216	218
Total 2019 Restructuring Plan	$213	$81	$(4)	$(129)	$(44)	$117	$553	$584
Total other restructuring plans(7)	$49	$—	$1	$(2)	$(15)	$33
Total restructuring plans	$262	$81	$(3)	$(131)	$(59)	$150

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)

The balances at August 31, 2019 and May 31, 2019 included $149 million and $239 million, respectively, recorded in other current liabilities, and $1 million and $23 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation adjustments and certain other adjustments including those related to our adoption of Topic 842 as of June 1, 2019.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2019	May 31, 2019
Cloud services and license support	$8,967	$7,340
Hardware	691	635
Services	382	360
Cloud license and on-premise license	49	39
Deferred revenues, current	10,089	8,374
Deferred revenues, non-current (in other non-current liabilities)	650	669
Total deferred revenues	$10,739	$9,043

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

We held the following derivative instruments that were designated and accounted for as hedging instruments pursuant to ASC 815, Derivatives and Hedging (ASC 815) as of August 31, 2019 and May 31, 2019:

•

interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate borrowings attributable to the movements in benchmark interest rates. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815;

•

cross-currency interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate Euro-denominated borrowings attributable to the movements in benchmark interest rates and foreign currency exchange rates by effectively converting the fixed-rate, Euro-denominated borrowings, including the annual interest payments and the payment of principal at maturity, to variable-rate, U.S. Dollar denominated debt based on LIBOR. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815; and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

•

cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting certain of our fixed-rate Euro-denominated borrowings to fixed-rate U.S. Dollar denominated debt and are accounted for as cash flow hedges pursuant to ASC 815.

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of August 31, 2019 and May 31, 2019, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.1 billion and $3.8 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.4 billion and $3.3 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of August 31, 2019 and May 31, 2019. Net gains or losses related to these forward contracts are included in non-operating income, net.

See Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 for additional information regarding the purpose, accounting and classification of our derivative instruments. None of our derivative instruments are used for trading purposes. The effects of derivative instruments designated as hedges on certain of our condensed consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	August 31, 2019	May 31, 2019
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$17	$5
Total derivative assets		$17	$5
Derivative liabilities:
Interest rate swap agreements designated as fair value hedges	Other current liabilities	$1	$5
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	8	17
Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	240	208
Total derivative liabilities		$249	$230

Effects of Fair Value Hedging Relationships on Hedged Items in Condensed Consolidated Balance Sheet

(in millions)	August 31, 2019	May 31, 2019
Notes payable, current:
Carrying amount of hedged item	$1,999	$1,994
Cumulative hedging adjustments included in the carrying amount	(1)	(5)
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	3,671	3,652
Cumulative hedging adjustments included in the carrying amount	64	44

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

Effects of Derivative Instruments Designated as Hedges on Income

	Three Months Ended August 31,
	2019		2018
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$99	$(494)	$291	$(529)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$16	$—	$(7)
Hedged items	—	(16)	—	7
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	(18)	23	(4)	—
Hedged items	15	(23)	5	—
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI or OCL	(8)	—	12	—
Total gain (loss) on hedges recognized in income	$(11)	$—	$13	$—

Gain (Loss) on Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI) or Loss (OCL)

	Three Months Ended August 31,
(in millions)	2019	2018
Cross-currency swap agreements designated as cash flow hedges	$(32)	$(14)

8.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 11, 2019, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $15.0 billion. As of August 31, 2019, approximately $848 million remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 89.5 million shares for $5.0 billion during the three months ended August 31, 2019 (including 0.7 million shares for $35 million that were repurchased but not settled) and 212.2 million shares for $10.0 billion during the three months ended August 31, 2018 under the stock repurchase program.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Dividends on Common Stock

In September 2019, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock. The dividend is payable on October 24, 2019 to stockholders of record as of the close of business on October 10, 2019. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2020 Stock-Based Awards Activity and Compensation Expense

During the first quarter of fiscal 2020, we issued 39 million restricted stock-based units (RSUs), substantially all of which were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions. These fiscal 2020 stock-based awards issuances were partially offset by forfeitures and cancellations of 6 million shares during the first quarter of fiscal 2020.

The RSUs that were granted during the three months ended August 31, 2019 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2019	2018
Cloud services and license support	$31	$24
Hardware	3	3
Services	14	13
Sales and marketing	88	94
Research and development	271	257
General and administrative	39	45
Total stock-based compensation	$446	$436

9.	INCOME TAXES

Our effective tax rates for the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. In fiscal 2018, the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), was signed into law. The more significant provisions of the Tax Act applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. During the first quarter of fiscal 2019, we recorded a benefit of $153 million in accordance with SEC Staff Accounting Bulletin No. 118 related to adjustments in our estimates of the one-time transition tax on certain foreign subsidiary earnings affected by the Tax Act. Our effective tax rates were 13.9% and 10.8% for the three months ended August 31, 2019 and 2018, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

Our net deferred tax assets were $2.4 billion as of each of August 31, 2019 and May 31, 2019. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2017. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2010, and we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2004, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1997.

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit, reversing a previous decision of the U.S. Tax Court, held that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-sharing calculations were valid. Our financial statements have been prepared consistent with this outcome, but we will continue to monitor any ongoing developments, including the outcome of the taxpayer’s July 22, 2019 request for an en banc rehearing or a potential future appeal to the U.S. Supreme Court, to determine if future changes are required.

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

August 31, 2019

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

Our cloud and license business engages in the sale, marketing and delivery of our applications and infrastructure technologies through cloud and on-premise deployment models, including our cloud services and license support offerings, and our cloud license and on-premise license offerings. Cloud services and license support revenues are generated from offerings that are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms, and renewed by customers upon completion of the contractual terms. Cloud services and license support contracts provide customers with access to the latest updates to the applications and infrastructure technologies as they become available and for which the customer contracted and also includes related technical support services over the contractual term. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract. In each fiscal year, our cloud and license business’ contractual activities are typically highest in our fourth fiscal quarter and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended August 31,
(in millions)	2019	2018
Cloud and license:
Revenues(1)	$7,619	$7,484
Cloud services and license support expenses	931	867
Sales and marketing expenses	1,757	1,744
Margin(2)	$4,931	$4,873
Hardware:
Revenues	$815	$904
Hardware products and support expenses	264	317
Sales and marketing expenses	117	139
Margin(2)	$434	$448
Services:
Revenues	$786	$813
Services expenses	665	676
Margin(2)	$121	$137
Totals:
Revenues(1)	$9,220	$9,201
Expenses	3,734	3,743
Margin(2)	$5,486	$5,458

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

August 31, 2019

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2019	2018
Total revenues for operating segments	$9,220	$9,201
Cloud and license revenues(1)	(2)	(8)
Total revenues	$9,218	$9,193

Total margin for operating segments	$5,486	$5,458
Cloud and license revenues(1)	(2)	(8)
Research and development	(1,557)	(1,564)
General and administrative	(292)	(321)
Amortization of intangible assets	(414)	(434)
Acquisition related and other	(25)	(14)
Restructuring	(78)	(90)
Stock-based compensation for operating segments	(136)	(134)
Expense allocations and other, net	(105)	(115)
Interest expense	(494)	(529)
Non-operating income, net	99	291
Income before provision for income taxes	$2,482	$2,540

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

August 31, 2019

(Unaudited)

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

	Three Months Ended August 31,
(in millions)	2019	2018
Americas	$5,150	$5,161
EMEA(1)	2,553	2,576
Asia Pacific	1,515	1,456
Total revenues	$9,218	$9,193

(1)	Comprised of Europe, the Middle East and Africa

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

	Three Months Ended August 31,
(in millions)	2019	2018
Applications revenues	$2,821	$2,761
Infrastructure revenues	4,796	4,715
Total cloud and license revenues	$7,617	$7,476

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

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

	Three Months Ended August 31,
(in millions, except per share data)	2019	2018
Net income	$2,137	$2,265
Weighted average common shares outstanding	3,317	3,904
Dilutive effect of employee stock plans	93	95
Dilutive weighted average common shares outstanding	3,410	3,999
Basic earnings per share	$0.64	$0.58
Diluted earnings per share	$0.63	$0.57
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	55	81

(1)

These weighted shares relate to anti-dilutive restricted service based stock-based awards and stock options as calculated using the treasury stock method and contingently issuable shares under performance-based stock option (PSO) and performance-based restricted stock unit award (PSU) arrangements. Such shares could be dilutive in the future.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

Oracle has posted a mandated surety bond with the trial court for the amounts owing. No amounts have been paid or recorded to our results of operations. We continue to believe that we have meritorious defenses against HP’s claims, and we intend to present these defenses to the appellate court. Oracle filed its opening brief on March 7, 2019. Briefing on the appeal is scheduled to be completed in November 2019, and the appellate court has not scheduled a date for oral argument. We cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding the appeal process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the appeal process related to this action is uncertain. It is possible that the resolution of this action could have a material impact on our future cash flows and results of operations.

Derivative Litigation Concerning Oracle’s NetSuite Acquisition

On May 3 and July 18, 2017, two alleged stockholders filed separate derivative lawsuits in the Court of Chancery of the State of Delaware, purportedly on Oracle’s behalf. Thereafter, the court consolidated the two derivative cases and designated the July 18, 2017 complaint as the operative complaint. The consolidated lawsuit was brought against all the then-current members and one former member of our Board of Directors, and Oracle as a nominal defendant. Plaintiff alleges that the defendants breached their fiduciary duties by causing Oracle to agree to purchase NetSuite Inc. (NetSuite) at an excessive price. Plaintiff seeks declaratory relief, unspecified monetary damages (including interest), and attorneys’ fees and costs.

The defendants filed a motion to dismiss, which the court denied on March 19, 2018. On March 28, 2018, pursuant to a stipulation, all of the individual defendants, except for our Chief Technology Officer and one of our Chief Executive Officers, were dismissed from this case. On May 4, 2018, the remaining defendants answered plaintiff’s complaint.

On May 4, 2018, the Board of Directors established a Special Litigation Committee (the SLC) to investigate the allegations in this derivative action. Three non-employee directors serve on the SLC. On July 22, 2019, the court permitted plaintiff to file an amended complaint, adding again the defendants who had been dismissed from the case in March 2018. The amended complaint also brought an aiding-and-abetting claim against NetSuite’s former Chief Executive Officer and NetSuite’s former Chief Technology Officer. On August 15, 2019, the SLC filed a letter with the court, stating that the SLC believed that plaintiff should be allowed to proceed with the derivative litigation on behalf of Oracle. On August 30, 2019, members of our Board of Directors that were added as defendants on July 22, 2019 moved to dismiss the amended complaint. No hearing date has been set for this motion. Plaintiff is pursuing discovery. No trial date has been set for this matter.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. This motion is fully briefed and is scheduled for oral argument on October 17, 2019. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2019

(Unaudited)

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

On May 8, 2019, a second derivative action was filed in the U.S. District Court for the Northern District of California. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our two Chief Executive Officers, one former Oracle executive, and Oracle as a nominal defendant. Plaintiff claims that the alleged actions described in the August 10, 2018 class action discussed above caused harm to Oracle, and plaintiff raises further allegations of impropriety relating to Oracle’s stock buybacks and acquisition of NetSuite. Plaintiff asserts claims for violation of securities laws, violation of fiduciary duties, contribution and indemnification. Plaintiff seeks a ruling that the case may proceed as a derivative action, and seeks damages, declaratory and other equitable relief, attorneys’ and expert fees and costs. On June 4, 2019, the court issued an order finding that this case was related to the derivative case above and staying the case under the court’s prior stay order. On July 8, 2019, plaintiffs in the two derivative actions filed a consolidated complaint. The actions remain stayed.

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

Business Overview

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise deployments, cloud-based deployments, and hybrid deployments (an approach that combines both on-premise and cloud-based deployment) such as our Oracle Cloud at Customer offering (an instance of Oracle Cloud in a customer’s own data center). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Through our worldwide sales force and Oracle Partner Network, we sell to customers all over the world including businesses of many sizes, government agencies, educational institutions and resellers.

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

Cloud and License Business

Our cloud and license line of business, which represented 83% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of applications and infrastructure technologies through our cloud and license offerings.

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

Cloud license and on-premise license revenues include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud-based, on-premise and other IT environments. Our cloud license and on-premise license transactions are generally perpetual in nature and are generally recognized upfront at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point in time nature of revenue recognition for license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over the contractual terms. Cloud license and on-premise license customers have the option to purchase and renew license support contracts, as described above.

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

On a constant currency basis, we expect that our total cloud and license revenues generally will continue to increase due to:

•	expected growth in our cloud services and license support offerings; and
•	continued demand for our cloud license and on-premise license offerings.

We believe these factors should contribute to future growth in our cloud and license revenues, which should enable us to continue to make investments in research and development to develop and improve our cloud and license products and services.

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

Hardware Business

Our hardware business, which represented 9% of our total revenues on a trailing 4-quarter basis, provides a broad selection of hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products such as Oracle Solaris. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

We generally expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and license business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs.

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by many factors, including our ability to timely manufacture or deliver a few large hardware transactions; our strategy for and the position of our hardware products relative to competitor offerings; customer demand for competing offerings, including cloud infrastructure offerings; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; and foreign currency rate fluctuations.

Services Business

Our services business, which represented 8% of our total revenues on a trailing 4-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services, advanced customer support services and education services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including, our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the associated services for these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; and tighter controls over customer discretionary spending.

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies.

As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our recent acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB), Accounting Standards Codification (ASC), and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include:

•	Revenue Recognition;
•	Business Combinations;
•	Goodwill and Intangible Assets—Impairment Assessments;
•	Accounting for Income Taxes; and
•	Legal and Other Contingencies.

During the first quarter of fiscal 2020, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Presentation of Operating Segment Results and Other Financial Information

In our results of operations discussion below, we provide an overview of our total consolidated revenues, total consolidated expenses and total consolidated operating margin, all of which are presented on a GAAP basis. We also present a GAAP-based discussion below for substantially all of the other expense items as presented in our condensed consolidated statements of operations that are not directly attributable to our three businesses.

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

Consistent with our internal management reporting processes, the below operating segment presentation is noted to include any revenues adjustments related to cloud services and license support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of our total operating segment revenues as presented in the discussion below to total revenues as presented per our condensed consolidated statements of operations for all periods presented.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before provision for income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2019, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2019 and 2018, our financial statements would reflect reported revenues of $1.11 million in the first quarter of fiscal 2020 (using 1.11 as the month-end average exchange rate for the period) and $1.17 million in the first quarter of fiscal 2019 (using 1.17 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first quarter of fiscal 2020 and 2019 using the May 31, 2019 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Total Revenues by Geography:
Americas	$5,150	0%	0%	$5,161
EMEA(1)	2,553	-1%	2%	2,576
Asia Pacific	1,515	4%	5%	1,456
Total revenues	9,218	0%	2%	9,193
Total Operating Expenses	6,341	-1%	0%	6,415
Total Operating Margin	$2,877	4%	6%	$2,778
Total Operating Margin %	31%			30%
% Revenues by Geography:
Americas	56%			56%
EMEA	28%			28%
Asia Pacific	16%			16%
Total Revenues by Business:
Cloud and license	$7,617	2%	3%	$7,476
Hardware	815	-10%	-9%	904
Services	786	-3%	-2%	813
Total revenues	$9,218	0%	2%	$9,193
% Revenues by Business:
Cloud and license	83%			81%
Hardware	9%			10%
Services	8%			9%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of currency rate fluctuations, our total revenues increased in the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, due to growth in our cloud and license business’ revenues, which were partially offset by decreases in our hardware revenues and services revenues. The constant currency increase in our cloud and license revenues during the first quarter of fiscal 2020 was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud deployment models and license deployment models and renewed their related cloud and license support contracts to continue to gain access to our latest technology and support services. The constant currency decreases in our hardware revenues during the first quarter of fiscal 2020 were due to a reduction in our hardware products revenues and hardware support revenues primarily due to the emphasis we placed on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of customers that purchased hardware support contracts. The constant currency decrease in our services revenues during the first quarter of fiscal 2020 was attributable to decreases in our consulting services and education services revenues, partially offset by increases in our advanced customer services revenues. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 2%, 44% and 54%, respectively, to the growth in our total revenues during the first quarter of fiscal 2020.

Excluding the effects of currency rate fluctuations, our total operating expenses were flat in the first quarter of fiscal 2020 relative to the first quarter of fiscal 2019. We incurred higher constant currency cloud services and license support expenses in the first quarter of fiscal 2020 relative to the corresponding prior year period due to increased headcount and infrastructure expenses that supported the increase in our cloud and license business’ revenues. This constant currency expense increase was offset by certain expense decreases during the first quarter of fiscal 2020, which primarily consisted of lower hardware products expenses, support costs, and related sales and marketing expenses, all of which aligned to lower hardware revenues; and lower general and administrative expenses, which were primarily related to a $29 million litigation related benefit recorded in the first quarter of fiscal 2020 that we do not expect to recur.

In constant currency, our total operating margin and operating margin as a percentage of total revenues increased during the first quarter of fiscal 2020 due to the increase in our total revenues.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments, expenses related to acquisitions, and certain other expense, and income items that affected our GAAP net income:

	Three Months Ended August 31,
(in millions)	2019	2018
Cloud services and license support deferred revenues(1)	$2	$8
Amortization of intangible assets(2)	414	434
Acquisition related and other(3)(5)	25	14
Restructuring(4)	78	90
Stock-based compensation, operating segments(5)	136	134
Stock-based compensation, R&D and G&A(5)	310	302
Income tax effects(6)	(339)	(245)
Income tax reform(7)	—	(153)
	$626	$584

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of August 31, 2019, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2020	$1,167
Fiscal 2021	1,338
Fiscal 2022	1,090
Fiscal 2023	667
Fiscal 2024	440
Fiscal 2025	124
Thereafter	35
Total intangible assets, net	$4,861

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first quarter of fiscal 2020 and 2019 primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses”, Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2019	2018
Cloud services and license support	$31	$24
Hardware	3	3
Services	14	13
Sales and marketing	88	94
Stock-based compensation, operating segments	136	134
Research and development	271	257
General and administrative	39	45
Total stock-based compensation	$446	$436

(6)

For the first quarter of fiscal 2020 and 2019, respectively, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items; and after excluding the effects of income tax reform (see footnote (7) below); resulted in an effective tax rate of 19.8% and 19.1%, respectively, instead of 13.9% and 10.8%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations.

(7)

The income tax reform adjustment presented in the table above was due to an income tax expense adjustment made pursuant to SEC Staff Accounting Bulletin No. 118 during the first quarter of fiscal 2019, related to the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act). The more significant provisions of the Tax Act as applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Cloud and License Business

Our cloud and license business engages in the sale, marketing and delivery of our applications and infrastructure technologies through various deployment models including license support offerings; Oracle Cloud Services offerings; and cloud license and on-premise license offerings. License support revenues are typically generated through the sale of license support contracts related to cloud licenses and on-premise licenses, are purchased by our customers at their option and are generally recognized as revenues ratably over the contractual term, which is generally one year. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, host, manage and support, and revenues are generally recognized over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized upfront at the point in time when the software is made available to the customer to download and use. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings, and marketing program costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Cloud and License Revenues:
Americas(1)	$4,357	1%	2%	$4,293
EMEA(1)	2,070	0%	4%	2,063
Asia Pacific(1)	1,192	6%	7%	1,128
Total revenues(1)	7,619	2%	3%	7,484
Expenses:
Cloud services and license support(2)	931	7%	8%	867
Sales and marketing(2)	1,757	1%	2%	1,744
Total expenses(2)	2,688	3%	4%	2,611
Total Margin	$4,931	1%	2%	$4,873
Total Margin %	65%			65%
% Revenues by Geography:
Americas	57%			57%
EMEA	27%			28%
Asia Pacific	16%			15%
Revenues by Offerings:
Cloud services and license support(1)	$6,807	3%	4%	$6,617
Cloud license and on-premise license	812	-6%	-6%	867
Total revenues(1)	$7,619	2%	3%	$7,484
Revenues by Ecosystem:
Applications revenues(1)	$2,823	2%	3%	$2,769
Infrastructure revenues(1)	4,796	2%	3%	4,715
Total revenues(1)	$7,619	2%	3%	$7,484

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

Excluding the effects of currency rate fluctuations, total revenues from our cloud and license business increased in the first quarter of fiscal 2020, relative to the corresponding prior year period, due to growth in our cloud services and license support revenues, which was primarily due to increased customer purchases of and renewals of cloud-based services and license support contracts in recent periods for which we delivered such services during the first quarter of fiscal 2020. In constant currency, our total applications revenues and our total infrastructure revenues each grew during the first quarter of fiscal 2020 relative to the first quarter of fiscal 2019, as customers continued to deploy our applications technologies and infrastructure technologies through a wide array of different deployment models that we offer to enable customer choice. The Americas region contributed 33%, the EMEA region contributed 33%, and the Asia Pacific region contributed 34% of the constant currency revenues growth for this business during the first quarter of fiscal 2020.

In constant currency, total cloud and license expenses increased in the first quarter of fiscal 2020, relative to the corresponding prior year period, due to higher cloud services and license support expenses and higher sales and marketing expenses, each of which increased primarily due to higher employee related expenses from higher headcount and due to higher technology infrastructure expenses.

Excluding the effects of currency rate fluctuations, our cloud and license segment’s total margin increased during the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, primarily due to the increase in revenues for this segment, while total margin as a percentage of revenues remained flat.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Hardware Revenues:
Americas	$404	-13%	-13%	$465
EMEA	243	-7%	-4%	260
Asia Pacific	168	-6%	-4%	179
Total revenues	815	-10%	-9%	904
Expenses:
Hardware products and support(1)	264	-17%	-15%	317
Sales and marketing(1)	117	-16%	-14%	139
Total expenses(1)	381	-16%	-15%	456
Total Margin	$434	-3%	-2%	$448
Total Margin %	53%			50%
% Revenues by Geography:
Americas	49%			51%
EMEA	30%			29%
Asia Pacific	21%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, due to lower hardware products revenues and, to a lesser extent, lower hardware support revenues. The decreases in hardware products revenues in the first quarter of fiscal 2020 relative to the first quarter of fiscal 2019, were primarily attributable to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, primarily due to lower hardware products and support costs and lower sales and marketing employee related expenses, all of which aligned to lower hardware revenues.

In constant currency, total margin for our hardware segment decreased during the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, due to the decline in revenues for this segment. In constant currency, total margin as a percentage of revenues for this segment increased during the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, due to lower expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Services Revenues:
Americas	$391	-5%	-4%	$410
EMEA	240	-5%	-2%	253
Asia Pacific	155	4%	4%	150
Total revenues	786	-3%	-2%	813
Total Expenses(1)	665	-2%	0%	676
Total Margin	$121	-11%	-10%	$137
Total Margin %	16%			17%
% Revenues by Geography:
Americas	50%			51%
EMEA	31%			31%
Asia Pacific	19%			18%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased during the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, primarily due to decreases in our consulting services and education services revenues, partially offset by increases in advanced customer services revenues. Constant currency decreases in revenue growth in the Americas and EMEA regions were partially offset by a constant currency increase in revenue growth in the Asia Pacific region during the first quarter of fiscal 2020.

In constant currency, total services expenses were flat in the first quarter of fiscal 2020 relative to the first quarter of fiscal 2019. In constant currency, total margin and total margin as a percentage of revenues decreased during the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, due to the decrease in revenues for this business.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Research and development(1)	$1,286	-2%	-1%	$1,307
Stock-based compensation	271	6%	6%	257
Total expenses	$1,557	0%	0%	$1,564
% of Total Revenues	17%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses were flat in the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
General and administrative(1)	$253	-8%	-7%	$276
Stock-based compensation	39	-13%	-13%	45
Total expenses	$292	-9%	-8%	$321
% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses decreased in the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, primarily due to a $29 million litigation related benefit that we do not expect to recur that was recorded during the first quarter of fiscal 2020 and lower stock-based compensation expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Developed technology	$211	-1%	-1%	$212
Cloud services and license support agreements and related relationships	171	-11%	-11%	192
Other	32	6%	6%	30
Total amortization of intangible assets	$414	-5%	-5%	$434

Amortization of intangible assets decreased during the first quarter of fiscal 2020, relative to the corresponding prior year period, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Transitional and other employee related costs	$4	-70%	-70%	$14
Business combination adjustments, net	3	213%	213%	(2)
Other, net	18	707%	704%	2
Total acquisition related and other expenses	$25	78%	79%	$14

On a constant currency basis, acquisition related and other expenses increased in the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, due to higher business combination adjustments, net and higher other expenses, net.  These increases in the first quarter of fiscal 2020 were both primarily attributable to higher asset impairment costs related to certain right of use assets and other assets that were abandoned without future alternative use in connection with plans to improve our cost structure and operations prospectively.

Restructuring Expenses: Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and other contract termination costs to improve our cost structure prospectively. Prior to fiscal 2020, restructuring expenses also included charges for duplicate facilities. For additional information regarding our restructuring plans, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Restructuring expenses	$78	-13%	-10%	$90

Restructuring expenses in the first quarter of fiscal 2020 and 2019 primarily related to our 2019 Restructuring Plan. Our management approved, committed to and initiated the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $584 million, of which approximately $31 million were remaining as of August 31, 2019, and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through an expected end date of fiscal 2020. Our estimated costs are subject to change in future periods.

The majority of the initiatives undertaken by our 2019 Restructuring Plan were effected to implement our continued emphasis in developing, marketing and selling our cloud-based offerings. These initiatives impacted certain of our sales and marketing and research and development operations. Cost savings that are expected to be realized pursuant to our 2019 Restructuring Plan initiatives are primarily expected to be offset by investments in resources and geographies that best address the development, marketing and sale of our cloud-based offerings including investments in our second-generation cloud infrastructure.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Interest expense	$494	-7%	-7%	$529

Interest expense decreased due to lower average borrowings during the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, primarily due to the maturities and repayments of $1.8 billion of senior notes during the first quarter of fiscal 2020 and $2.0 billion of senior notes during fiscal 2019.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Interest income	$190	-45%	-45%	$348
Foreign currency losses, net	(55)	64%	64%	(34)
Noncontrolling interests in income	(40)	3%	3%	(39)
Other income, net	4	-73%	-76%	16
Total non-operating income, net	$99	-66%	-66%	$291

On a constant currency basis, our non-operating income, net decreased during the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, primarily due to lower interest income in the first quarter of fiscal 2020, which was primarily attributable to lower average cash, cash equivalent and marketable securities balances during the first quarter of fiscal 2020.

Provision for Income Taxes:   Our effective tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rate in the first quarter of fiscal 2019 was also affected by an adjustment made pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118) related to the enactment of the Tax Act, for which the more significant provisions of the Tax Act as applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2019	Actual	Constant	2018
Provision for income taxes	$345	25%	25%	$275
Effective tax rate	13.9%			10.8%

Provision for income taxes increased in the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, primarily due to the absence of the net favorable impact of a change in estimate related to our adoption of the Tax Act, as recorded pursuant to SAB 118, in the first quarter of fiscal 2019. This unfavorable variance to our provision for income taxes during the first quarter of fiscal 2020 was partially offset by higher excess tax benefits recognized on stock-based compensation expense during the first quarter of fiscal 2020 relative to the first quarter of fiscal 2019.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2019	Change	May 31, 2019
Working capital	$23,509	-15%	$27,756
Cash, cash equivalents and marketable securities	$35,704	-6%	$37,827

Working capital:   The decrease in working capital as of August 31, 2019 in comparison to May 31, 2019 was primarily due to cash used for repurchases of our common stock, the reclassification of $1.0 billion of long-term senior notes as a current liability, cash used to pay dividends to our stockholders during the first quarter of fiscal 2020, and the prospective recognition of current operating lease liabilities associated with our adoption of Topic 842 during the first quarter of fiscal 2020. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during the first quarter of fiscal 2020 and, to a lesser extent, proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at August 31, 2019 in comparison to May 31, 2019 was primarily due to $5.0 billion of repurchases of our common stock, the repayment of $1.8 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first quarter of fiscal 2020 were partially offset by certain cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during the first quarter of fiscal 2020.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies on a net basis during the first quarter of fiscal 2020, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of August 31, 2019 relative to what we would have reported using constant currency rates from the May 31, 2019 balance sheet date.

	Three Months Ended August 31,
(Dollars in millions)	2019	Change	2018
Net cash provided by operating activities	$6,000	-11%	$6,722
Net cash provided by investing activities	$12,386	251%	$3,532
Net cash used for financing activities	$(7,802)	-41%	$(13,333)

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

Net cash provided by operating activities decreased in the first quarter of fiscal 2020, relative to the first quarter of fiscal 2019, due primarily to lower net income and certain cash unfavorable changes in working capital balances during the first quarter of fiscal 2020, each relative to the corresponding prior year period.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities increased during the first quarter of fiscal 2020 primarily due to an increase in the sales and maturities of, and a decrease in the purchases of, marketable securities and other investments during the first quarter of fiscal 2020 relative to the corresponding prior year period.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first quarter of fiscal 2020 decreased compared to the first quarter of fiscal 2019 primarily due to decreased stock repurchases as we repurchased $5.0 billion of common stock in the first quarter of fiscal 2020 compared to $10.0 billion in the first quarter of fiscal 2019 and due to lower debt repayments in the first quarter of fiscal 2020.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2019	Change	2018
Net cash provided by operating activities	$13,829	-11%	$15,542
Capital expenditures	(1,663)	1%	(1,646)
Free cash flow	$12,166	-12%	$13,896
Net income	$10,955		$3,708
Free cash flow as percent of net income	111%		375%

Long-Term Customer Financing:   We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $145 million and $89 million, respectively, or approximately 18% and 10%, respectively, of our cloud license and on-premise license revenues in the first quarter of fiscal 2020 and 2019, respectively.

Contractual Obligations:   During the first quarter of fiscal 2020, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2019.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2016 has been a weighted-average annualized rate of 1.6% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at August 31, 2019, which generally have a ten-year exercise period, substantially all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2019, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 9.6%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2020. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 for a more complete discussion of the market risks we encounter.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2019. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 11, 2019, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $15.0 billion. As of August 31, 2019, approximately $848 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2019—June 30, 2019	40.7	$54.07	40.7	$3,648.4
July 1, 2019—July 31, 2019	33.9	$58.93	33.9	$1,648.4
August 1, 2019—August 31, 2019	14.9	$53.91	14.9	$848.4
Total	89.5	$55.88	89.5

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of August 31, 2019 and May 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Equity for the three months ended August 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019, formatted in Inline XBRL

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 13, 2019	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 13, 2019	By:	/s/ William Corey West
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer