Form 10-Q
period 2019-11-30
ORACLE CORP
filed 2019-12-13
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

The number of shares of registrant’s common stock outstanding as of December 9, 2019 was: 3,207,649,000.

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

•	our expectation that substantially all of our customers will renew their license support contracts annually;
•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and license business;
•	our expectation that we will continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force;
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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2019 and May 31, 2019

(Unaudited)

(in millions, except per share data)	November 30, 2019	May 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$24,540	$20,514
Marketable securities	2,904	17,313
Trade receivables, net of allowances for doubtful accounts of $373 and $371 as of November 30, 2019 and May 31, 2019, respectively	4,050	5,134
Prepaid expenses and other current assets	3,046	3,425
Total current assets	34,540	46,386
Non-current assets:
Property, plant and equipment, net	6,270	6,252
Intangible assets, net	4,492	5,279
Goodwill, net	43,810	43,779
Deferred tax assets	2,751	2,696
Other non-current assets	6,580	4,317
Total non-current assets	63,903	62,323
Total assets	$98,443	$108,709
LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$999	$4,494
Accounts payable	534	580
Accrued compensation and related benefits	1,312	1,628
Deferred revenues	8,087	8,374
Other current liabilities	3,660	3,554
Total current liabilities	14,592	18,630
Non-current liabilities:
Notes payable and other borrowings, non-current	50,670	51,673
Income taxes payable	13,042	13,295
Other non-current liabilities	3,954	2,748
Total non-current liabilities	67,666	67,716
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,214 shares and 3,359 shares as of November 30, 2019 and May 31, 2019, respectively	26,374	26,909
Accumulated deficit	(9,174)	(3,496)
Accumulated other comprehensive loss	(1,637)	(1,628)
Total Oracle Corporation stockholders’ equity	15,563	21,785
Noncontrolling interests	622	578
Total equity	16,185	22,363
Total liabilities and equity	$98,443	$108,709

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2019 and 2018

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenues:
Cloud services and license support	$6,811	$6,637	$13,616	$13,246
Cloud license and on-premise license	1,126	1,217	1,937	2,083
Hardware	871	891	1,686	1,796
Services	806	817	1,593	1,630
Total revenues	9,614	9,562	18,832	18,755
Operating expenses:
Cloud services and license support(1)	1,022	956	2,003	1,870
Hardware(1)	285	332	557	658
Services(1)	741	713	1,445	1,428
Sales and marketing(1)	2,068	2,101	4,086	4,140
Research and development	1,531	1,475	3,088	3,039
General and administrative	323	299	615	619
Amortization of intangible assets	407	424	821	858
Acquisition related and other	12	18	37	32
Restructuring	42	143	120	233
Total operating expenses	6,431	6,461	12,772	12,877
Operating income	3,183	3,101	6,060	5,878
Interest expense	(465)	(519)	(959)	(1,048)
Non-operating income, net	92	192	191	484
Income before provision for income taxes	2,810	2,774	5,292	5,314
Provision for income taxes	499	441	844	716
Net income	$2,311	$2,333	$4,448	$4,598
Earnings per share:
Basic	$0.71	$0.63	$1.36	$1.21
Diluted	$0.69	$0.61	$1.32	$1.18
Weighted average common shares outstanding:
Basic	3,245	3,720	3,281	3,812
Diluted	3,331	3,817	3,370	3,908

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2019 and 2018

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Net income	$2,311	$2,333	$4,448	$4,598
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(84)	(97)	(92)	(158)
Net unrealized gains on defined benefit plans	7	7	11	13
Net unrealized gains (losses) on marketable securities	3	(117)	88	(113)
Net unrealized gains (losses) on cash flow hedges	8	8	(16)	(18)
Total other comprehensive loss, net	(66)	(199)	(9)	(276)
Comprehensive income	$2,245	$2,134	$4,439	$4,322

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Six Months Ended November 30, 2019 and 2018

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2019	2018	2019	2018
Common stock and additional paid in capital
Balance, beginning of period	$26,450	$27,811	$26,909	$28,950
Common stock issued	301	727	617	1,026
Stock-based compensation	397	396	843	832
Repurchase of common stock	(727)	(1,467)	(1,434)	(2,963)
Other, net	(47)	(37)	(561)	(415)
Balance, end of period	$26,374	$27,430	$26,374	$27,430
(Accumulated deficit) retained earnings
Balance, beginning of period	$(6,446)	$12,022	$(3,496)	$19,111
Cumulative-effect of accounting change	—	—	—	(110)
Repurchase of common stock	(4,273)	(8,534)	(8,566)	(17,038)
Cash dividends declared	(767)	(714)	(1,562)	(1,456)
Net income	2,311	2,333	4,448	4,598
Other, net	1	—	2	2
Balance, end of period	$(9,174)	$5,107	$(9,174)	$5,107
Other equity, net
Balance, beginning of period	$(985)	$(1,269)	$(1,050)	$(1,188)
Other comprehensive loss, net	(66)	(199)	(9)	(276)
Other, net	36	(14)	44	(18)
Balance, end of period	$(1,015)	$(1,482)	$(1,015)	$(1,482)
Total stockholders' equity	$16,185	$31,055	$16,185	$31,055
Cash dividends declared per common share	$0.24	$0.19	$0.48	$0.38

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2019 and 2018

(Unaudited)

	Six Months Ended November 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$4,448	$4,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	677	566
Amortization of intangible assets	821	858
Deferred income taxes	(263)	(228)
Stock-based compensation	843	832
Other, net	117	118
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,079	1,116
Decrease in prepaid expenses and other assets	638	327
Decrease in accounts payable and other liabilities	(916)	(364)
Decrease in income taxes payable	(613)	(679)
(Decrease) increase in deferred revenues	(318)	124
Net cash provided by operating activities	6,513	7,268
Cash flows from investing activities:
Purchases of marketable securities and other investments	(314)	(1,278)
Proceeds from maturities of marketable securities and other investments	2,204	6,737
Proceeds from sales of marketable securities	12,575	1,110
Acquisitions, net of cash acquired	(111)	(313)
Capital expenditures	(735)	(804)
Net cash provided by investing activities	13,619	5,452
Cash flows from financing activities:
Payments for repurchases of common stock	(9,996)	(19,924)
Proceeds from issuances of common stock	617	1,018
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(559)	(417)
Payments of dividends to stockholders	(1,562)	(1,456)
Repayments of borrowings	(4,500)	(2,500)
Other, net	(96)	(77)
Net cash used for financing activities	(16,096)	(23,356)
Effect of exchange rate changes on cash and cash equivalents	(10)	(160)
Net increase (decrease) in cash and cash equivalents	4,026	(10,796)
Cash and cash equivalents at beginning of period	20,514	21,620
Cash and cash equivalents at end of period	$24,540	$10,824
Non-cash investing and financing transactions:
Fair values of stock awards assumed in connection with acquisitions	$—	$8
Change in unsettled repurchases of common stock	$4	$77
Change in unsettled investment sales	$—	$(332)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

1.	BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

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

During the first half of fiscal 2020, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet, operating and financing lease liabilities and corresponding right-of-use (ROU) assets. We adopted this new standard using the effective date of June 1, 2019 as our initial application date. Consequently, financial information for the comparative periods was not updated. We elected the package of practical expedients permitted under the transition guidance of the new standard, which allows us to carry forward our historical lease classification. The adoption of Topic 842 did not result in a cumulative catch-up adjustment to the opening of the accumulated deficit balance as of June 1, 2019. There was no material impact to our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the six months ended November 30, 2019 due to the adoption of Topic 842. Except for the updates to our leases accounting policy noted below, there have been no other changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the six months ended November 30, 2019.

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of November 30, 2019, our operating leases substantially have remaining terms of one year to twelve years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

At November 30, 2019, ROU assets of $1.9 billion related to our operating leases are included in other non-current assets; and operating lease liabilities of $584 million are included in other current liabilities, and $1.4 billion are included in other non-current liabilities in our condensed consolidated balance sheets. Cash flow movements related to our lease activities are included in prepaid expenses and other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six months ended November 30, 2019.

For the three and six months ended November 30, 2019, operating lease expenses totaled $150 million and $298 million, respectively, net of sublease income of $4 million and $8 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $156 million and $304 million for three and six months ended November 30, 2019, respectively. We recorded ROU assets of $2.2 billion in exchange for operating lease obligations during the six months ended November 30, 2019, which included $1.9 billion for operating leases existing on June 1, 2019 that were recognized upon our initial adoption of Topic 842 and $301 million for operating leases that were contracted during the first half of fiscal 2020. As of November 30, 2019, the weighted average remaining lease term for operating leases was approximately five years and the weighted average discount rate used for calculating operating lease obligations was 3.2%.

Maturities of operating lease liabilities were as follows as of November 30, 2019 (in millions):

Remainder of fiscal 2020	$347
Fiscal 2021	561
Fiscal 2022	442
Fiscal 2023	287
Fiscal 2024	187
Fiscal 2025	135
Thereafter	234
Total operating lease payments	2,193
Less: imputed interest	(200)
Total operating lease liability	$1,993

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of November 30, 2019 and May 31, 2019. The revenues recognized during the six months ended November 30, 2019 and 2018, respectively, that were included in the opening deferred revenues balance as of May 31, 2019 and 2018, respectively, were approximately $6.2 billion during each period. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and six months ended November 30, 2019 and 2018, respectively.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, were $32.8 billion as of November 30, 2019, approximately 60% of which we expect to recognize as revenues over the next twelve months and the remainder thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $196 million and $876 million for the three and six months ended November 30, 2019, respectively, and $216 million and $1.0 billion for the three and six months ended November 30, 2018, respectively.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of November 30, 2019 and May 31, 2019 and our condensed consolidated statements of cash flows for the six months ended November 30, 2019 and 2018 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Transitional and other employee related costs	$3	$11	$7	$25
Business combination adjustments, net	(4)	3	2	1
Other, net	13	4	28	6
Total acquisition related and other expenses	$12	$18	$37	$32

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Interest income	$145	$296	$335	$644
Foreign currency losses, net	(26)	(22)	(80)	(55)
Noncontrolling interests in income	(46)	(32)	(87)	(71)
Other income (loss), net	19	(50)	23	(34)
Total non-operating income, net	$92	$192	$191	$484

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

Recent Accounting Pronouncements

Financial Instruments:  In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for us in our first quarter of fiscal 2021, and earlier adoption is permitted beginning in the first quarter of fiscal 2020. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2020 and 2019 Acquisitions

During the first half of fiscal 2020 and full year of fiscal 2019, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2019			May 31, 2019
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$50	$2,910	$2,960	$4,899	$17,343	$22,242
Commercial paper debt securities	—	13,787	13,787	—	—	—
Money market funds	—	—	—	5,700	—	5,700
Derivative financial instruments	—	12	12	—	5	5
Total assets	$50	$16,709	$16,759	$10,599	$17,348	$27,947
Liabilities:
Derivative financial instruments	$—	$269	$269	$—	$230	$230

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. As of November 30, 2019 and May 31, 2019, approximately 88% and 33%, respectively, of our marketable securities investments mature within one year and 12% and 67%, respectively, mature within one to four years. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $51.6 billion and $56.1 billion of senior notes and the related fair value hedges that we had outstanding as of November 30, 2019 and May 31, 2019, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at November 30, 2019 and May 31, 2019 were $56.6 billion and $58.4 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2020 and the net book value of intangible assets as of November 30, 2019 and May 31, 2019 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2019	Additions & Adjustments, net(1)	November 30, 2019	May 31, 2019	Expense	November 30, 2019	May 31, 2019	November 30, 2019
Developed technology	$5,406	$17	$5,423	$(3,467)	$(415)	$(3,882)	$1,939	$1,541	5
Cloud services and license support agreements and related relationships	5,693	15	5,708	(2,711)	(342)	(3,053)	2,982	2,655	4
Other	1,589	2	1,591	(1,231)	(64)	(1,295)	358	296	4
Total intangible assets, net	$12,688	$34	$12,722	$(7,409)	$(821)	$(8,230)	$5,279	$4,492

(1)	Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2020.

As of November 30, 2019, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2020	$766
Fiscal 2021	1,347
Fiscal 2022	1,098
Fiscal 2023	675
Fiscal 2024	445
Fiscal 2025	126
Thereafter	35
Total intangible assets, net	$4,492

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2019 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2019	$39,633	$2,367	$1,779	$43,779
Goodwill from acquisitions	74	—	—	74
Goodwill adjustments, net(1)	(38)	—	(5)	(43)
Balances as of November 30, 2019	$39,669	$2,367	$1,774	$43,810

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

November 30, 2019

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). In the fourth quarter of fiscal 2019, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $125 million of restructuring expenses in connection with the 2019 Restructuring Plan in the first half of fiscal 2020 and we expect to incur the majority of the estimated remaining $25 million through the end of fiscal 2020. Any changes to the estimates of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2019(2)	Six Months Ended November 30, 2019				Accrued November 30, 2019(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2019 Restructuring Plan(1)
Cloud and license	$72	$62	$(8)	$(78)	$—	$48	$241	$251
Hardware	18	18	1	(22)	—	15	72	77
Services	15	15	(1)	(16)	—	13	56	59
Other(6)	108	37	1	(80)	(44)	22	232	239
Total 2019 Restructuring Plan	$213	$132	$(7)	$(196)	$(44)	$98	$601	$626
Total other restructuring plans(7)	$49	$—	$(5)	$(6)	$(16)	$22
Total restructuring plans	$262	$132	$(12)	$(202)	$(60)	$120

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)

The balances at November 30, 2019 and May 31, 2019 included $119 million and $239 million, respectively, recorded in other current liabilities, and $1 million and $23 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2019	May 31, 2019
Cloud services and license support	$7,126	$7,340
Hardware	585	635
Services	327	360
Cloud license and on-premise license	49	39
Deferred revenues, current	8,087	8,374
Deferred revenues, non-current (in other non-current liabilities)	615	669
Total deferred revenues	$8,702	$9,043

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

We held the following derivative instruments that were designated and accounted for as hedging instruments pursuant to ASC 815, Derivatives and Hedging (ASC 815) as of November 30, 2019 and May 31, 2019:

•

interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate borrowings attributable to the movements in benchmark interest rates. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815;

•

cross-currency interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate Euro-denominated borrowings attributable to the movements in benchmark interest rates and foreign currency exchange rates by effectively converting the fixed-rate, Euro-denominated borrowings, including the annual interest payments and the payment of principal at maturity, to variable-rate, U.S. Dollar denominated debt based on LIBOR. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815; and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

•

cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting certain of our fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate U.S. Dollar denominated debt and are accounted for as cash flow hedges pursuant to ASC 815.

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of November 30, 2019 and May 31, 2019, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.9 billion and $3.8 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.8 billion and $3.3 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of November 30, 2019 and May 31, 2019. Net gains or losses related to these forward contracts are included in non-operating income, net.

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

Fair Values of Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	November 30, 2019	May 31, 2019
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$12	$5
Total derivative assets		$12	$5
Derivative liabilities:
Interest rate swap agreements designated as fair value hedges	Other current liabilities	$—	$5
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	27	17
Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	242	208
Total derivative liabilities		$269	$230

Effects of Fair Value Hedging Relationships on Hedged Items in Condensed Consolidated Balance Sheet

(in millions)	November 30, 2019	May 31, 2019
Notes payable, current:
Carrying amount of hedged item	$—	$1,994
Cumulative hedging adjustments included in the carrying amount	—	(5)
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	3,653	3,652
Cumulative hedging adjustments included in the carrying amount	44	44

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

Effects of Derivative Instruments Designated as Hedges on Income

	Three Months Ended November 30,
	2019		2018
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$92	$(465)	$192	$(519)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$(4)	$—	$(31)
Hedged items	—	4	—	31
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	5	(16)	(24)	1
Hedged items	(3)	16	21	(1)
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI or OCL	(10)	—	(49)	—
Total gain (loss) on hedges recognized in income	$(8)	$—	$(52)	$—

	Six Months Ended November 30,
	2019		2018
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$191	$(959)	$484	$(1,048)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$12	$—	$(38)
Hedged items	—	(12)	—	38
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	(13)	7	(28)	1
Hedged items	12	(7)	26	(1)
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI or OCL	(18)	—	(37)	—
Total gain (loss) on hedges recognized in income	$(19)	$—	$(39)	$—

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

Gain (Loss) on Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI) or Loss (OCL)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Cross-currency swap agreements designated as cash flow hedges	$(2)	$(41)	$(34)	$(55)

8.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 11, 2019, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $15.0 billion. As of November 30, 2019, approximately $10.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 181.0 million shares for $10.0 billion during the six months ended November 30, 2019 (including 0.8 million shares for $44 million that were repurchased but not settled) and 415.3 million shares for $20.0 billion during the six months ended November 30, 2018 under the stock repurchase program.

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

Dividends on Common Stock

In December 2019, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock. The dividend is payable on January 23, 2020 to stockholders of record as of the close of business on January 9, 2020. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2020 Stock‑Based Awards Activity and Compensation Expense

During the first half of fiscal 2020, we issued 41 million restricted stock-based units (RSUs), substantially all of which were issued as a part of our annual stock-based award process and are subject to service‑based vesting restrictions. These fiscal 2020 stock-based awards issuances were partially offset by stock-based award forfeitures and cancellations of 11 million shares during the first half of fiscal 2020.

The RSUs that were granted during the six months ended November 30, 2019 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

Stock‑based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Cloud services and license support	$30	$24	$61	$48
Hardware	3	2	6	5
Services	14	12	28	25
Sales and marketing	37	93	125	188
Research and development	272	222	543	479
General and administrative	41	43	80	87
Total stock-based compensation	$397	$396	$843	$832

9.	INCOME TAXES

Our effective tax rates for the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. In fiscal 2018, the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), was signed into law. The more significant provisions of the Tax Act applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. During the first half of fiscal 2019, we recorded a benefit of $153 million in accordance with SEC Staff Accounting Bulletin No. 118 related to adjustments in our estimates of the one-time transition tax on certain foreign subsidiary earnings affected by the Tax Act. Our effective tax rates were 17.7% and 16.0%, respectively, for the three and six months ended November 30, 2019, respectively, and 15.9% and 13.5%, respectively, for the three and six months ended November 30, 2018, respectively.

Our net deferred tax assets were $2.6 billion and $2.4 billion as of November 30, 2019 and May 31, 2019, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit, reversing a previous decision of the U.S. Tax Court, held that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-sharing calculations were valid. On November 12, 2019, the U.S. Court of Appeals for the Ninth

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

Circuit denied the July 22, 2019 en banc rehearing request. Our financial statements have been prepared consistent with this outcome, but we will continue to monitor any ongoing developments, including a potential future appeal to the U.S. Supreme Court, to determine if future changes are required.

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

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers (CODMs) are our Chief Executive Officer and Chief Technology Officer. We are organized by line of business and geographically. While our CODMs evaluate results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. The footnote information below presents the financial information provided to our CODMs for their review and assists our CODMs with evaluating the company’s performance and allocating company resources.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Cloud and license:
Revenues(1)	$7,938	$7,859	$15,556	$15,342
Cloud services and license support expenses	970	912	1,901	1,779
Sales and marketing expenses	1,856	1,834	3,612	3,577
Margin(2)	$5,112	$5,113	$10,043	$9,986
Hardware:
Revenues	$871	$891	$1,686	$1,796
Hardware products and support expenses	277	325	541	642
Sales and marketing expenses	114	118	231	257
Margin(2)	$480	$448	$914	$897
Services:
Revenues	$806	$817	$1,593	$1,630
Services expenses	700	677	1,365	1,353
Margin(2)	$106	$140	$228	$277
Totals:
Revenues(1)	$9,615	$9,567	$18,835	$18,768
Expenses	3,917	3,866	7,650	7,608
Margin(2)	$5,698	$5,701	$11,185	$11,160

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

November 30, 2019

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Total revenues for operating segments	$9,615	$9,567	$18,835	$18,768
Cloud and license revenues(1)	(1)	(5)	(3)	(13)
Total revenues	$9,614	$9,562	$18,832	$18,755

Total margin for operating segments	$5,698	$5,701	$11,185	$11,160
Cloud and license revenues(1)	(1)	(5)	(3)	(13)
Research and development	(1,531)	(1,475)	(3,088)	(3,039)
General and administrative	(323)	(299)	(615)	(619)
Amortization of intangible assets	(407)	(424)	(821)	(858)
Acquisition related and other	(12)	(18)	(37)	(32)
Restructuring	(42)	(143)	(120)	(233)
Stock-based compensation for operating segments	(84)	(131)	(220)	(266)
Expense allocations and other, net	(115)	(105)	(221)	(222)
Interest expense	(465)	(519)	(959)	(1,048)
Non-operating income, net	92	192	191	484
Income before provision for income taxes	$2,810	$2,774	$5,292	$5,314

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

Disaggregation of Revenues

We have considered information that is regularly reviewed by our CODMs in evaluating financial performance, and disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues to depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The principal category we use to disaggregate revenues is the nature of our products and services as presented in our condensed consolidated statements of operations, the total of which is reconciled to revenues from our reportable segments as per the preceding tables of this footnote.

The following table is a summary of our total revenues by geographic region. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Americas	$5,304	$5,243	$10,454	$10,404
EMEA(1)	2,695	2,782	5,248	5,358
Asia Pacific	1,615	1,537	3,130	2,993
Total revenues	$9,614	$9,562	$18,832	$18,755

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Applications revenues	$2,909	$2,808	$5,730	$5,569
Infrastructure revenues	5,028	5,046	9,823	9,760
Total cloud and license revenues	$7,937	$7,854	$15,553	$15,329

11.	EARNINGS PER SHARE

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income	$2,311	$2,333	$4,448	$4,598
Weighted average common shares outstanding	3,245	3,720	3,281	3,812
Dilutive effect of employee stock plans	86	97	89	96
Dilutive weighted average common shares outstanding	3,331	3,817	3,370	3,908
Basic earnings per share	$0.71	$0.63	$1.36	$1.21
Diluted earnings per share	$0.69	$0.61	$1.32	$1.18
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	55	72	55	76

(1)

These weighted shares relate to anti-dilutive restricted service based stock‑based awards and stock options as calculated using the treasury stock method and contingently issuable shares under performance‑based stock option (PSO) and performance‑based restricted stock unit award (PSU) arrangements. Such shares could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

12.	LEGAL PROCEEDINGS

Hewlett-Packard Company Litigation

On June 15, 2011, Hewlett-Packard Company, now Hewlett Packard Enterprise Company (HP), filed a complaint in the California Superior Court, County of Santa Clara against Oracle Corporation alleging numerous causes of action including breach of contract, breach of the covenant of good faith and fair dealing, defamation, intentional interference with prospective economic advantage, and violation of the California Unfair Business Practices Act. The complaint alleged that when Oracle announced on March 22 and 23, 2011 that it would no longer develop future versions of its software to run on HP’s Itanium-based servers, it breached a settlement agreement signed on September 20, 2010 (the HP Settlement Agreement), resolving litigation between HP and one of Oracle’s former CEOs who had previously acted as HP’s chief executive officer and chairman of HP’s board of directors. HP sought a judicial declaration of the parties’ rights and obligations under the HP Settlement Agreement and other equitable and monetary relief. Oracle answered the complaint and filed cross-claims.

After a bench trial on the meaning of the HP Settlement Agreement, the court found that the HP Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers at no cost to HP.  The case proceeded to a jury trial in May 2016. On June 30, 2016, the jury returned a verdict in favor of HP on its claims for breach of contract and breach of the implied covenant of good faith and fair dealing and against Oracle on its cross-claims. The jury awarded HP $3.0 billion in damages. Under the court’s rulings, HP is entitled to post-judgment interest, but not pre-judgment interest, on this award.

After the trial court denied Oracle’s motion for a new trial, Oracle filed a notice of appeal on January 17, 2017. On February 2, 2017, HP filed a notice of appeal of the trial court’s denial of pre-judgment interest.

Oracle has posted a mandated surety bond with the trial court for the amounts owing. No amounts have been paid or recorded to our results of operations. We continue to believe that we have meritorious defenses against HP’s claims, and we intend to present these defenses to the appellate court. Oracle filed its opening brief on March 7, 2019. Briefing on the appeal was completed November 1, 2019, and the appellate court has not scheduled a date for oral argument. We cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding the appeal process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the appeal process related to this action is uncertain. It is possible that the resolution of this action could have a material impact on our future cash flows and results of operations.

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

The defendants filed a motion to dismiss, which the court denied on March 19, 2018. On March 28, 2018, pursuant to a stipulation, all of the individual defendants, except for our Chief Technology Officer and our Chief Executive Officer, were dismissed from this case. On May 4, 2018, the remaining defendants answered plaintiff’s complaint.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

On May 4, 2018, the Board of Directors established a Special Litigation Committee (the SLC) to investigate the allegations in this derivative action. Three non-employee directors served on the SLC. On July 22, 2019, the court permitted plaintiff to file an amended complaint, adding again the defendants who had been dismissed from the case in March 2018. The amended complaint also brought an aiding-and-abetting claim against NetSuite’s former Chief Executive Officer and NetSuite’s former Chief Technology Officer. On August 15, 2019, the SLC filed a letter with the court, stating that the SLC believed that plaintiff should be allowed to proceed with the derivative litigation on behalf of Oracle. After the SLC advised the Board that it had fulfilled its duties and obligations, the Board withdrew the SLC’s authority, except that the SLC maintained certain authority to respond to discovery requests in the litigation.

On August 30, 2019, members of our Board of Directors that were added as defendants on July 22, 2019 moved to dismiss the amended complaint. No hearing date has been set for this motion. On September 12 and 13, 2019, the two NetSuite former executives moved to dismiss the complaint, and a hearing on those motions was scheduled for December 18, 2019. On November 27, 2019, the court granted plaintiff leave to file a second amended complaint, which was filed the same day. Because Mark Hurd, who had been one of our Chief Executive Officers, passed away on October 18, 2019, the second amended complaint substitutes his estate as a defendant. On November 27, 2019, the two NetSuite former executives moved to dismiss that complaint.  The court has not yet set a hearing date for that motion.  The other defendants have not yet responded to plaintiff’s latest complaint.  No trial date has been set for this matter.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then‑two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On October 17, 2019, the court heard oral argument on the motion but has not yet issued a decision. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2019

(Unaudited)

On May 8, 2019, a second derivative action was filed in the U.S. District Court for the Northern District of California. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our two‑then Chief Executive Officers, one former Oracle executive, and Oracle as a nominal defendant. Plaintiff claims that the alleged actions described in the August 10, 2018 class action discussed above caused harm to Oracle, and plaintiff raises further allegations of impropriety relating to Oracle’s stock buybacks and acquisition of NetSuite. Plaintiff asserts claims for violation of securities laws, violation of fiduciary duties, contribution and indemnification. Plaintiff seeks a ruling that the case may proceed as a derivative action, and seeks damages, declaratory and other equitable relief, attorneys’ and expert fees and costs. On June 4, 2019, the court issued an order finding that this case was related to the derivative case above and staying the case under the court’s prior stay order. On July 8, 2019, plaintiffs in the two derivative actions filed a consolidated complaint. The actions remain stayed.

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

Business Overview

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on‑premise deployments, cloud‑based deployments, and hybrid deployments (an approach that combines both on-premise and cloud‑based deployment) such as our Oracle Cloud at Customer offering (an instance of Oracle Cloud in a customer’s own data center). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Through our worldwide sales force and Oracle Partner Network, we sell to customers all over the world including businesses of many sizes, government agencies, educational institutions and resellers.

We have three businesses: cloud and license; hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which include our Chief Executive Officer and Chief Technology Officer, view our operating results and allocate resources.

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

Cloud license and on-premise license revenues include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud‑based, on‑premise and other IT environments. Our cloud license and on‑premise license transactions are generally perpetual in nature and are generally recognized up front at the point in time when the software is made available to the customer to download and use. Revenues from usage‑based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point in time nature of revenue recognition for license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over the contractual terms. Cloud license and on-premise license customers have the option to purchase and renew license support contracts, as described above.

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

We believe these factors should contribute to future growth in our cloud and license business’ revenues, which should enable us to continue to make investments in research and development to develop and improve our cloud and license products and services.

Our cloud and license business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud and license business’ revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud and license business’ revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud services and license support contracts to the customer contract base that we generally recognize as revenues ratably; the renewal of existing customers’ cloud services and license support contracts over the course of each fiscal year that we generally recognize as revenues ratably; and the historical upward trend of our cloud license and on-premise license revenues, which we generally recognize at a point in time upon delivery; over those four quarterly periods.

Hardware Business

Our hardware business, which represented 9% of our total revenues on a trailing 4-quarter basis, provides a broad selection of hardware products and hardware-related software products, including Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products such as Oracle Solaris. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

During the first half of fiscal 2020, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 provides a more complete discussion of our critical accounting policies and estimates.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2019, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2019 and 2018, our financial statements would reflect reported revenues of $1.10 million in the first half of fiscal 2020 (using 1.10 as the month-end average exchange rate for the period) and $1.13 million in the first half of fiscal 2019 (using 1.13 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first half of fiscal 2020 and 2019 using the May 31, 2019 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Total Revenues by Geography:
Americas	$5,304	1%	1%	$5,243	$10,454	0%	1%	$10,404
EMEA(1)	2,695	-3%	-1%	2,782	5,248	-2%	1%	5,358
Asia Pacific	1,615	5%	5%	1,537	3,130	5%	5%	2,993
Total revenues	9,614	1%	1%	9,562	18,832	0%	1%	18,755
Total Operating Expenses	6,431	0%	0%	6,461	12,772	-1%	0%	12,877
Total Operating Margin	$3,183	3%	4%	$3,101	$6,060	3%	5%	$5,878
Total Operating Margin %	33%			32%	32%			31%
% Revenues by Geography:
Americas	55%			55%	55%			55%
EMEA	28%			29%	28%			29%
Asia Pacific	17%			16%	17%			16%
Total Revenues by Business:
Cloud and license	$7,937	1%	2%	$7,854	$15,553	1%	3%	$15,329
Hardware	871	-2%	-1%	891	1,686	-6%	-5%	1,796
Services	806	-1%	0%	817	1,593	-2%	-1%	1,630
Total revenues	$9,614	1%	1%	$9,562	$18,832	0%	1%	$18,755
% Revenues by Business:
Cloud and license	83%			82%	83%			82%
Hardware	9%			9%	9%			9%
Services	8%			9%	8%			9%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of currency rate fluctuations, our total revenues increased in the fiscal 2020 periods presented relative to the corresponding prior year periods, due to growth in our cloud and license business’ revenues, which were partially offset by decreases in our hardware revenues and services revenues. The constant currency increases in our cloud and license revenues during the fiscal 2020 periods presented were attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud deployment models and license deployment models and renewed their related cloud and license support contracts to continue to gain access to our latest technology and support services. The constant currency decreases in our hardware revenues during the fiscal 2020 periods presented were due to reductions in our hardware products revenues and hardware support revenues primarily due to the emphasis we placed on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of customers that purchased hardware support contracts. The constant currency decreases in our services revenues during the fiscal 2020 periods were primarily attributable to decreases in our education services revenues, partially offset by increases in our consulting revenues and advanced customer services revenues. In constant currency, total revenue growth in the Americas and Asia Pacific regions was partially offset by a decline in revenues in the EMEA region during the second quarter of fiscal 2020. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 28%, 15% and 57%, respectively, to the growth in our total revenues during the first half of fiscal 2020.

Excluding the effects of currency rate fluctuations, our total operating expenses were flat in the fiscal 2020 periods presented relative to the corresponding prior year periods. We incurred higher constant currency cloud services and license support expenses and higher constant currency cloud and license related sales and marketing expenses, both of which resulted primarily from increased headcount and infrastructure expenses to support the increases in our cloud and license business’ revenues; higher constant currency services expenses; and higher constant currency research and development expenses; in each case during the fiscal 2020 periods presented relative to the corresponding prior year periods. These constant currency expense increases were partially offset by certain expense decreases during the fiscal 2020 periods presented relative to the corresponding prior year periods, primarily lower hardware products costs and a related decrease in hardware sales and marketing costs, both of which aligned to lower hardware revenues; lower restructuring expenses; and lower amortization of intangible assets.

In constant currency, our total operating margin and operating margin as a percentage of total revenues increased slightly during the fiscal 2020 periods presented due to the constant currency increases in our total revenues.

Supplemental Disclosure Related to Certain Charges

To supplement our condensed consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future.

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments, expenses related to acquisitions, certain other expenses, and certain income items that affected our GAAP net income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2019	2018	2019	2018
Cloud services and license support deferred revenues(1)	$1	$5	$3	$13
Amortization of intangible assets(2)	407	424	821	858
Acquisition related and other(3)(5)	12	18	37	32
Restructuring(4)	42	143	120	233
Stock-based compensation, operating segments(5)	84	131	220	266
Stock-based compensation, R&D and G&A(5)	313	265	623	566
Income tax effects(6)	(189)	(258)	(528)	(503)
Income tax reform(7)	—	—	—	(153)
	$670	$728	$1,296	$1,312

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of November 30, 2019, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2020	$766
Fiscal 2021	1,347
Fiscal 2022	1,098
Fiscal 2023	675
Fiscal 2024	445
Fiscal 2025	126
Thereafter	35
Total intangible assets, net	$4,492

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first half of fiscal 2020 and 2019 both primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses”, in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
Cloud services and license support	$30	$24	$61	$48
Hardware	3	2	6	5
Services	14	12	28	25
Sales and marketing	37	93	125	188
Stock-based compensation, operating segments	84	131	220	266
Research and development	272	222	543	479
General and administrative	41	43	80	87
Total stock-based compensation	$397	$396	$843	$832

(6)

For the second quarter and first half of fiscal 2020, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, resulted in an effective tax rate of 18.8% and 19.3%, respectively, instead of 17.7% and 16.0%, respectively, as derived per our condensed consolidated statements of operations. For the second quarter and first half of fiscal 2019, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, and after excluding the effects of income tax reform (see footnote (7) below), resulted in an effective tax rate of 18.6% and 18.8%, respectively, instead of 15.9% and 13.5%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations.

(7)

The income tax reform adjustment presented in the table above was due to an income tax expense adjustment made pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118) during the first half of fiscal 2019 related to the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act). The more significant provisions of the Tax Act as applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Cloud and License Business

Our cloud and license business engages in the sale, marketing and delivery of our applications and infrastructure technologies through various deployment models, including license support offerings; Oracle Cloud Services offerings; and cloud license and on-premise license offerings. License support revenues are typically generated through the sale of license support contracts related to cloud licenses and on-premise licenses, are purchased by our customers at their option and are generally recognized as revenues ratably over the contractual term, which is generally one year. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, host, manage and support, and revenues are generally recognized over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings, and marketing program costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Cloud and License Revenues:
Americas(1)	$4,470	2%	2%	$4,395	$8,827	2%	2%	$8,687
EMEA(1)	2,200	-3%	0%	2,262	4,270	-1%	2%	4,325
Asia Pacific(1)	1,268	6%	6%	1,202	2,459	6%	6%	2,330
Total revenues(1)	7,938	1%	2%	7,859	15,556	1%	2%	15,342
Expenses:
Cloud services and license support(2)	970	6%	7%	912	1,901	7%	8%	1,779
Sales and marketing(2)	1,856	1%	2%	1,834	3,612	1%	2%	3,577
Total expenses(2)	2,826	3%	4%	2,746	5,513	3%	4%	5,356
Total Margin	$5,112	0%	1%	$5,113	$10,043	1%	2%	$9,986
Total Margin %	64%			65%	65%			65%
% Revenues by Geography:
Americas	56%			56%	57%			57%
EMEA	28%			29%	27%			28%
Asia Pacific	16%			15%	16%			15%
Revenues by Offerings:
Cloud services and license support(1)	$6,812	3%	3%	$6,642	$13,619	3%	4%	$13,259
Cloud license and on-premise license	1,126	-7%	-7%	1,217	1,937	-7%	-6%	2,083
Total revenues(1)	$7,938	1%	2%	$7,859	$15,556	1%	2%	$15,342
Revenues by Ecosystem:
Applications revenues(1)	$2,910	3%	4%	$2,812	$5,733	3%	4%	$5,581
Infrastructure revenues(1)	5,028	0%	1%	5,047	9,823	1%	2%	9,761
Total revenues(1)	$7,938	1%	2%	$7,859	$15,556	1%	2%	$15,342

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

Excluding the effects of currency rate fluctuations, total revenues from our cloud and license business increased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues, which was primarily due to increased customer purchases of and renewals of cloud-based services and license support contracts in recent periods for which we delivered such services during the fiscal 2020 periods presented. In constant currency, our total applications revenues and our total infrastructure revenues each grew during the fiscal 2020 periods presented, each relative to the corresponding prior year periods, as customers continued to deploy our applications technologies and infrastructure technologies through a wide array of different deployment models that we offer to enable customer choice. In constant currency, the Americas and Asia Pacific regions contributed to our cloud and license business’ revenue growth, while the EMEA region was flat, during the second quarter of fiscal 2020. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 44%, 17% and 39%, respectively, of the constant currency revenue growth for this business during the first half of fiscal 2020.

In constant currency, total cloud and license expenses increased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, due to higher cloud services and license support expenses and higher sales and marketing expenses, each of which increased during the fiscal 2020 periods presented primarily due to higher employee related expenses from higher headcount, and also due to higher technology infrastructure expenses.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margins increased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to the fiscal 2020 increases in revenues for this business, while total fiscal 2020 margins as a percentage of revenues remained flat in constant currency.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Hardware Revenues:
Americas	$447	-3%	-3%	$461	$850	-8%	-8%	$927
EMEA	242	-6%	-4%	257	485	-6%	-4%	518
Asia Pacific	182	6%	6%	173	351	0%	1%	351
Total revenues	871	-2%	-1%	891	1,686	-6%	-5%	1,796
Expenses:
Hardware products and support(1)	277	-15%	-14%	325	541	-16%	-15%	642
Sales and marketing(1)	114	-4%	-3%	118	231	-10%	-9%	257
Total expenses(1)	391	-12%	-11%	443	772	-14%	-13%	899
Total Margin	$480	7%	8%	$448	$914	2%	3%	$897
Total Margin %	55%			50%	54%			50%
% Revenues by Geography:
Americas	51%			52%	50%			51%
EMEA	28%			29%	29%			29%
Asia Pacific	21%			19%	21%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP‑based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, due to lower hardware products revenues and lower hardware support revenues. The decreases in hardware products and hardware support revenues in the fiscal 2020 periods presented, relative to the corresponding fiscal 2019 periods presented, were primarily attributable to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Constant currency decreases in revenue growth in the Americas and EMEA regions were partially offset by constant currency increases in revenue growth in the Asia Pacific region during the fiscal 2020 periods presented.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware products expenses, lower hardware support costs, and lower sales and marketing expenses, all of which aligned to lower hardware revenues.

In constant currency, total margin and total margin as a percentage of revenues for our hardware business increased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to lower expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Services Revenues:
Americas	$388	-1%	-1%	$393	$779	-3%	-3%	$803
EMEA	253	-3%	-1%	262	494	-4%	-1%	515
Asia Pacific	165	2%	2%	162	320	3%	3%	312
Total revenues	806	-1%	0%	817	1,593	-2%	-1%	1,630
Total Expenses(1)	700	3%	5%	677	1,365	1%	2%	1,353
Total Margin	$106	-24%	-24%	$140	$228	-17%	-17%	$277
Total Margin %	13%			17%	14%			17%
% Revenues by Geography:
Americas	48%			48%	49%			49%
EMEA	32%			32%	31%			32%
Asia Pacific	20%			20%	20%			19%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to decreases in our education services revenues, partially offset by increases in consulting revenues and advanced customer services revenues. Constant currency decreases in revenue growth in the Americas and EMEA regions were partially offset by constant currency increases in revenue growth in the Asia Pacific region during the fiscal 2020 periods presented.

In constant currency, total services expenses increased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to an increase in headcount and related expenses associated with our consulting offerings during the fiscal 2020 periods presented.

In constant currency, total margin and total margin as a percentage of total services revenues decreased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to the revenue declines and expense increases for this business in the fiscal 2020 periods presented.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Research and development(1)	$1,259	0%	1%	$1,253	$2,545	-1%	0%	$2,560
Stock-based compensation	272	23%	23%	222	543	14%	14%	479
Total expenses	$1,531	4%	4%	$1,475	$3,088	2%	2%	$3,039
% of Total Revenues	16%			15%	16%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to higher fiscal 2020 stock-based compensation expenses.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
General and administrative(1)	$282	10%	11%	$256	$535	1%	1%	$532
Stock-based compensation	41	-3%	-3%	43	80	-8%	-8%	87
Total expenses	$323	8%	9%	$299	$615	-1%	0%	$619
% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Fiscal Second Quarter 2020 Compared to Fiscal Second Quarter 2019:   On a constant currency basis, total general and administrative expenses increased during the second quarter of fiscal 2020 relative to the corresponding prior year period primarily due to higher employee related expenses and professional fees.

First Half Fiscal 2020 Compared to First Half Fiscal 2019:   On a constant currency basis, total general and administrative expenses were flat during the first half of fiscal 2020 relative to the corresponding prior year period. Higher constant currency employee related expenses during the first half of fiscal 2020 were offset by a $29 million litigation related benefit that we do not expect to recur that was recorded during the same period.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Developed technology	$204	-4%	-4%	$212	$415	-2%	-2%	$424
Cloud services and license support agreements and related relationships	171	-7%	-7%	184	342	-9%	-9%	376
Other	32	14%	14%	28	64	10%	10%	58
Total amortization of intangible assets	$407	-4%	-4%	$424	$821	-4%	-4%	$858

Amortization of intangible assets decreased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments, including adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Transitional and other employee related costs	$3	-73%	-73%	$11	$7	-71%	-71%	$25
Business combination adjustments, net	(4)	-224%	-224%	3	2	100%	100%	1
Other, net	13	204%	205%	4	28	331%	331%	6
Total acquisition related and other expenses	$12	-33%	-32%	$18	$37	16%	16%	$32

Fiscal Second Quarter 2020 Compared to Fiscal Second Quarter 2019:  On a constant currency basis, acquisition related and other expenses decreased in the second quarter of fiscal 2020, relative to the corresponding prior year period, primarily due to lower transitional employee related costs and certain favorable business combination related adjustments that were recorded in the second quarter of fiscal 2020. These constant currency expense reductions during the second quarter of fiscal 2020 were partially offset by higher asset impairment costs incurred during the second quarter of fiscal 2020, as further described below.

First Half Fiscal 2020 Compared to First Half Fiscal 2019:  On a constant currency basis, acquisition related and other expenses increased in the first half of fiscal 2020, relative to the corresponding prior year period, due to higher other expenses, net, which was primarily attributable to higher asset impairment costs related to certain right of use assets and other assets that were abandoned in connection with plans to improve our cost structure and operations prospectively. These constant currency expense increases were partially offset by lower transitional employee related costs during the first half of fiscal 2020, as described above.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Restructuring expenses	$42	-71%	-70%	$143	$120	-48%	-47%	$233

Restructuring expenses in the fiscal 2020 and 2019 periods presented primarily related to our 2019 Restructuring Plan. Our management approved, committed to and initiated the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $626 million, of which approximately $25 million were remaining as of November 30, 2019, and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through an expected end date of fiscal 2020. Our estimated costs are subject to change in future periods.

The majority of the initiatives undertaken by our 2019 Restructuring Plan were effected to implement our continued emphasis in developing, marketing and selling our cloud-based offerings. These initiatives impacted certain of our sales and marketing and research and development operations. Cost savings that are expected to be realized pursuant to our 2019 Restructuring Plan initiatives are primarily expected to be offset by investments in resources and geographies that best address the development, marketing and sale of our cloud‑based offerings including investments in our second‑generation cloud infrastructure.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Interest expense	$465	-10%	-10%	$519	$959	-8%	-8%	$1,048

Interest expense decreased due to lower average borrowings during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to the maturities and repayments of $4.5 billion of senior notes during the fiscal 2020 periods presented and $2.0 billion of senior notes during fiscal 2019.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Interest income	$145	-51%	-51%	$296	$335	-48%	-48%	$644
Foreign currency losses, net	(26)	16%	18%	(22)	(80)	45%	46%	(55)
Noncontrolling interests in income	(46)	45%	45%	(32)	(87)	22%	22%	(71)
Other income (loss), net	19	138%	138%	(50)	23	169%	168%	(34)
Total non-operating income, net	$92	-52%	-52%	$192	$191	-60%	-60%	$484

On a constant currency basis, our non-operating income, net decreased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to lower interest income in the fiscal 2020 periods presented, which was primarily attributable to lower average cash, cash equivalent and marketable securities balances during the fiscal 2020 periods presented. These decreases during the fiscal 2020 periods presented were partially offset by higher other income, net, during the fiscal 2020 periods presented, which was primarily attributable to changes in market values associated with certain marketable equity securities that we held for certain employee benefit plans and classified as trading, and for which an equal and offsetting amount was recorded to our operating expenses in the same periods.

Provision for Income Taxes:   Our effective tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rate in the first half of fiscal 2019 was also affected by an adjustment made pursuant to SAB 118 related to the enactment of the Tax Act, for which the more significant provisions of the Tax Act as applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2019	Actual	Constant	2018	2019	Actual	Constant	2018
Provision for income taxes	$499	13%	13%	$441	$844	18%	17%	$716
Effective tax rate	17.7%			15.9%	16.0%			13.5%

Fiscal Second Quarter 2020 Compared to Fiscal Second Quarter 2019: Provision for income taxes increased in the second quarter of fiscal 2020, relative to the corresponding prior year period, primarily due to lower excess tax benefits recognized on stock-based compensation expenses during the second quarter of fiscal 2020.

First Half Fiscal 2020 Compared to First Half Fiscal 2019: Provision for income taxes increased in the first half of fiscal 2020, relative to the corresponding prior year period, primarily due to the absence of the net favorable impact of a change in estimate related to our adoption of the Tax Act, as recorded pursuant to SAB 118, in the first half of fiscal 2019.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2019	Change	May 31, 2019
Working capital	$19,948	-28%	$27,756
Cash, cash equivalents and marketable securities	$27,444	-27%	$37,827

Working capital:   The decrease in working capital as of November 30, 2019 in comparison to May 31, 2019 was primarily due to cash used for repurchases of our common stock, the reclassification of $1.0 billion of long-term senior notes as a current liability, cash used to pay dividends to our stockholders during the first half of fiscal 2020, and the prospective recognition of current operating lease liabilities associated with our adoption of Topic 842 as of June 1, 2019. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during the first half of fiscal 2020 and, to a lesser extent, proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at November 30, 2019 in comparison to May 31, 2019 was primarily due to $10.0 billion of repurchases of our common stock, the repayments of $4.5 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first half of fiscal 2020 were partially offset by certain cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during the first half of fiscal 2020.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies on a net basis during the first half of fiscal 2020, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of November 30, 2019 relative to what we would have reported using constant currency rates from the May 31, 2019 balance sheet date.

	Six Months Ended November 30,
(Dollars in millions)	2019	Change	2018
Net cash provided by operating activities	$6,513	-10%	$7,268
Net cash provided by investing activities	$13,619	150%	$5,452
Net cash used for financing activities	$(16,096)	-31%	$(23,356)

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

Net cash provided by operating activities decreased in the first half of fiscal 2020, relative to the corresponding prior year period, due primarily to lower net income and certain cash unfavorable changes in working capital balances during the first half of fiscal 2020, in each case relative to the corresponding prior year period.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities increased during the first half of fiscal 2020, primarily due to an increase in the sales and maturities of, and a decrease in the purchases of, marketable securities and other investments during the first half of fiscal 2020 relative to the corresponding prior year period.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first half of fiscal 2020 decreased compared to the first half of fiscal 2019 primarily due to decreased stock repurchases as we repurchased $10.0 billion of common stock in the first half of fiscal 2020 compared to $20.0 billion in the first half of fiscal 2019. This cash favorable variance to our financing activities during the first half of fiscal 2020 was partially offset by increased debt repayments made during the first half of fiscal 2020 relative to the corresponding prior year period.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2019	Change	2018
Net cash provided by operating activities	$13,796	-9%	$15,238
Capital expenditures	(1,591)	8%	(1,468)
Free cash flow	$12,205	-11%	$13,770
Net income	$10,933		$3,827
Free cash flow as percent of net income	112%		360%

Long-Term Customer Financing:   We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $330 million and $247 million, respectively, or approximately 17% and 12%, respectively, of our cloud license and on-premise license revenues in the first half of fiscal 2020 and 2019, respectively.

Contractual Obligations:   During the first half of fiscal 2020, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2019.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2016 has been a weighted-average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at November 30, 2019, which generally have a ten-year exercise period, substantially all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2019, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 9.5%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2020. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Based on our management’s evaluation (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this Quarterly Report, our Principal Executive and Financial Officer has concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management (including our Principal Executive and Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls: Our management, including our Principal Executive and Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 11, 2019, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $15.0 billion. As of November 30, 2019, approximately $10.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2019—September 30, 2019	38.5	$53.89	38.5	$13,772.1
October 1, 2019—October 31, 2019	35.1	$54.73	35.1	$11,848.4
November 1, 2019—November 30, 2019	17.9	$56.16	17.9	$10,848.4
Total	91.5	$54.66	91.5

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.15*‡	Service Provider Agreement between Oracle America, Inc. and Hang Ten Systems LLC, effective as of November 1, 2019

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2019 and May 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Equity for the three and six months ended November 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019, formatted in Inline XBRL

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 13, 2019	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 13, 2019	By:	/s/ William Corey West
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer