Form 10-Q
period 2020-02-29
ORACLE CORP
filed 2020-03-13
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

The number of shares of registrant’s common stock outstanding as of March 9, 2020 was: 3,153,584,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectations regarding the potential impacts on our business of the outbreak of the novel coronavirus COVID-19;
•	our expectation that we may acquire companies, products, services and technologies to further our corporate strategy as compelling opportunities become available;
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal 2020, which runs from June 1, 2019 to May 31, 2020.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 29, 2020 and May 31, 2019

(Unaudited)

(in millions, except per share data)	February 29, 2020	May 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$23,829	$20,514
Marketable securities	2,029	17,313
Trade receivables, net of allowances for doubtful accounts of $387 and $371 as of February 29, 2020 and May 31, 2019, respectively	4,162	5,134
Prepaid expenses and other current assets	3,422	3,425
Total current assets	33,442	46,386
Non-current assets:
Property, plant and equipment, net	6,248	6,252
Intangible assets, net	4,088	5,279
Goodwill, net	43,781	43,779
Deferred tax assets	2,883	2,696
Other non-current assets	6,262	4,317
Total non-current assets	63,262	62,323
Total assets	$96,704	$108,709
LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$2,355	$4,494
Accounts payable	533	580
Accrued compensation and related benefits	1,317	1,628
Deferred revenues	7,814	8,374
Other current liabilities	3,721	3,554
Total current liabilities	15,740	18,630
Non-current liabilities:
Notes payable and other borrowings, non-current	49,320	51,673
Income taxes payable	13,168	13,295
Other non-current liabilities	3,595	2,748
Total non-current liabilities	66,083	67,716
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,161 shares and 3,359 shares as of February 29, 2020 and May 31, 2019, respectively	26,685	26,909
Accumulated deficit	(10,771)	(3,496)
Accumulated other comprehensive loss	(1,679)	(1,628)
Total Oracle Corporation stockholders’ equity	14,235	21,785
Noncontrolling interests	646	578
Total equity	14,881	22,363
Total liabilities and equity	$96,704	$108,709

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 29, 2020 and February 28, 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenues:
Cloud services and license support	$6,930	$6,662	$20,546	$19,908
Cloud license and on-premise license	1,231	1,251	3,169	3,334
Hardware	857	915	2,542	2,711
Services	778	786	2,372	2,416
Total revenues	9,796	9,614	28,629	28,369
Operating expenses:
Cloud services and license support(1)	991	937	2,994	2,807
Hardware(1)	271	339	828	998
Services(1)	702	700	2,147	2,127
Sales and marketing(1)	2,049	2,051	6,135	6,191
Research and development	1,500	1,426	4,588	4,464
General and administrative	288	316	903	935
Amortization of intangible assets	400	407	1,221	1,265
Acquisition related and other	7	(4)	44	29
Restructuring	60	43	181	275
Total operating expenses	6,268	6,215	19,041	19,091
Operating income	3,528	3,399	9,588	9,278
Interest expense	(456)	(509)	(1,416)	(1,557)
Non-operating income, net	4	198	195	681
Income before provision for income taxes	3,076	3,088	8,367	8,402
Provision for income taxes	505	343	1,348	1,059
Net income	$2,571	$2,745	$7,019	$7,343
Earnings per share:
Basic	$0.81	$0.78	$2.16	$1.98
Diluted	$0.79	$0.76	$2.10	$1.93
Weighted average common shares outstanding:
Basic	3,190	3,526	3,251	3,716
Diluted	3,271	3,617	3,337	3,811

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 29, 2020 and February 28, 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net income	$2,571	$2,745	$7,019	$7,343
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(86)	10	(178)	(148)
Net unrealized gains on defined benefit plans	34	6	45	19
Net unrealized gains on marketable securities	3	233	91	120
Net unrealized gains (losses) on cash flow hedges	7	(18)	(9)	(36)
Total other comprehensive (loss) income, net	(42)	231	(51)	(45)
Comprehensive income	$2,529	$2,976	$6,968	$7,298

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Nine Months Ended February 29, 2020 and February 28, 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Common stock and additional paid in capital
Balance, beginning of period	$26,374	$27,430	$26,909	$28,950
Common stock issued	615	450	1,232	1,476
Stock-based compensation	361	427	1,204	1,259
Repurchase of common stock	(599)	(1,533)	(2,033)	(4,496)
Other, net	(66)	(42)	(627)	(457)
Balance, end of period	$26,685	$26,732	$26,685	$26,732
Accumulated deficit
Balance, beginning of period	$(9,174)	$5,107	$(3,496)	$19,111
Cumulative-effect of accounting change	—	—	—	(110)
Repurchase of common stock	(3,401)	(8,466)	(11,967)	(25,505)
Cash dividends declared	(768)	(670)	(2,330)	(2,126)
Net income	2,571	2,745	7,019	7,343
Other, net	1	—	3	3
Balance, end of period	$(10,771)	$(1,284)	$(10,771)	$(1,284)
Other equity, net
Balance, beginning of period	$(1,015)	$(1,482)	$(1,050)	$(1,188)
Other comprehensive (loss) income, net	(42)	231	(51)	(45)
Other, net	24	41	68	23
Balance, end of period	$(1,033)	$(1,210)	$(1,033)	$(1,210)
Total stockholders' equity	$14,881	$24,238	$14,881	$24,238
Cash dividends declared per common share	$0.24	$0.19	$0.72	$0.57

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 29, 2020 and February 28, 2019

(Unaudited)

	Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income	$7,019	$7,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,025	900
Amortization of intangible assets	1,221	1,265
Deferred income taxes	(398)	(741)
Stock-based compensation	1,204	1,259
Other, net	167	144
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	946	1,106
Decrease in prepaid expenses and other assets	718	168
Decrease in accounts payable and other liabilities	(1,035)	(647)
Decrease in income taxes payable	(789)	(410)
Decrease in deferred revenues	(553)	(258)
Net cash provided by operating activities	9,525	10,129
Cash flows from investing activities:
Purchases of marketable securities and other investments	(399)	(1,310)
Proceeds from maturities of marketable securities and other investments	3,165	10,210
Proceeds from sales of marketable securities	12,575	11,328
Acquisitions, net of cash acquired	(111)	(330)
Capital expenditures	(1,131)	(1,247)
Net cash provided by investing activities	14,099	18,651
Cash flows from financing activities:
Payments for repurchases of common stock	(13,935)	(29,887)
Proceeds from issuances of common stock	1,232	1,468
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(624)	(455)
Payments of dividends to stockholders	(2,330)	(2,126)
Repayments of borrowings	(4,500)	(4,500)
Other, net	(108)	(95)
Net cash used for financing activities	(20,265)	(35,595)
Effect of exchange rate changes on cash and cash equivalents	(44)	(85)
Net increase (decrease) in cash and cash equivalents	3,315	(6,900)
Cash and cash equivalents at beginning of period	20,514	21,620
Cash and cash equivalents at end of period	$23,829	$14,720
Non-cash investing and financing transactions:
Fair values of stock awards assumed in connection with acquisitions	$—	$8
Change in unsettled repurchases of common stock	$65	$114
Change in unsettled investment sales	$—	$(168)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

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

During the first nine months of fiscal 2020, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet, operating and financing lease liabilities and corresponding right-of-use (ROU) assets. We adopted this new standard using the effective date of June 1, 2019 as our initial application date. Consequently, financial information for the comparative periods was not updated. We elected the package of practical expedients permitted under the transition guidance of the new standard, which allows us to carry forward our historical lease classification. The adoption of Topic 842 did not result in a cumulative catch-up adjustment to the opening of the accumulated deficit balance as of June 1, 2019. There was no material impact to our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the nine months ended February 29, 2020 due to the adoption of Topic 842. Except for the updates to our leases accounting policy noted below, there have been no other changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the nine months ended February 29, 2020.

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of February 29, 2020, our operating leases substantially have remaining terms of one year to twelve years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

At February 29, 2020, ROU assets of $1.8 billion related to our operating leases are included in other non-current assets; and operating lease liabilities of $570 million are included in other current liabilities, and $1.3 billion are included in other non-current liabilities in our condensed consolidated balance sheet. Cash flow movements related to our lease activities are included in prepaid expenses and other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the nine months ended February 29, 2020.

For the three and nine months ended February 29, 2020, operating lease expenses totaled $153 million and $451 million, respectively, net of sublease income of $4 million and $12 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $467 million for the nine months ended February 29, 2020. We recorded ROU assets of $2.3 billion in exchange for operating lease obligations during the nine months ended February 29, 2020, which included $1.9 billion for operating leases existing on June 1, 2019 that were recognized upon our initial adoption of Topic 842 and $383 million for operating leases that were contracted during the first nine months of fiscal 2020. As of February 29, 2020, the weighted average remaining lease term for operating leases was approximately five years and the weighted average discount rate used for calculating operating lease obligations was 3.2%.

Maturities of operating lease liabilities were as follows as of February 29, 2020 (in millions):

Remainder of fiscal 2020	$178
Fiscal 2021	573
Fiscal 2022	455
Fiscal 2023	298
Fiscal 2024	193
Fiscal 2025	140
Thereafter	246
Total operating lease payments	2,083
Less: imputed interest	(179)
Total operating lease liability	$1,904

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of February 29, 2020 and May 31, 2019. The revenues recognized during the nine months ended February 29, 2020 and February 28, 2019, respectively, that were included in the opening deferred revenues balance as of May 31, 2019 and 2018, respectively, were approximately $7.7 billion during each period. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and nine months ended February 29, 2020 and February 28, 2019.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, were $33.8 billion as of February 29, 2020, approximately 60% of which we expect to recognize as revenues over the next twelve months and the remainder thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $284 million and $1.2 billion for the three and nine months ended February 29, 2020, respectively, and $274 million and $1.3 billion for the three and nine months ended February 28, 2019, respectively.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 29, 2020 and May 31, 2019 and our condensed consolidated statements of cash flows for the nine months ended February 29, 2020 and February 28, 2019 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Transitional and other employee related costs	$2	$13	$9	$39
Business combination adjustments, net	2	(20)	4	(20)
Other, net	3	3	31	10
Total acquisition related and other expenses	$7	$(4)	$44	$29

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), and net other income, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to certain equity securities and non-service net periodic pension income (losses).

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Interest income	$122	$246	$457	$890
Foreign currency losses, net	(47)	(13)	(127)	(68)
Noncontrolling interests in income	(28)	(35)	(115)	(106)
Other loss, net	(43)	—	(20)	(35)
Total non-operating income, net	$4	$198	$195	$681

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

Recent Accounting Pronouncements

Financial Instruments: In January 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for us beginning in the first quarter of fiscal 2022, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2020-01 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We will adopt Topic 326 in our first quarter of fiscal 2021. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.

Income Taxes:  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various areas related to the accounting for income taxes and improve consistent application of Topic 740. ASU 2019-12 is effective for us beginning in the first quarter of fiscal 2022, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2019-12 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2020 and 2019 Acquisitions

During the first nine months of fiscal 2020 and full year of fiscal 2019, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 29, 2020			May 31, 2019
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$—	$2,514	$2,514	$4,899	$17,343	$22,242
Commercial paper debt securities	—	11,840	11,840	—	—	—
Money market funds	—	—	—	5,700	—	5,700
Derivative financial instruments	—	22	22	—	5	5
Total assets	$—	$14,376	$14,376	$10,599	$17,348	$27,947
Liabilities:
Derivative financial instruments	$—	$274	$274	$—	$230	$230

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. As of February 29, 2020 and May 31, 2019, approximately 98% and 33%, respectively, of our marketable securities investments mature within one year and 2% and 67%, respectively, mature within one to four years. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $51.7 billion and $56.1 billion of senior notes and the related fair value hedges that we had outstanding as of February 29, 2020 and May 31, 2019, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at February 29, 2020 and May 31, 2019 were $58.4 billion and $58.4 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2020 and the net book value of intangible assets as of February 29, 2020 and May 31, 2019 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2019	Additions & Adjustments, net(1)	February 29, 2020	May 31, 2019	Expense	February 29, 2020	May 31, 2019	February 29, 2020
Developed technology	$5,406	$16	$5,422	$(3,467)	$(615)	$(4,082)	$1,939	$1,340	5
Cloud services and license support agreements and related relationships	5,693	12	5,705	(2,711)	(511)	(3,222)	2,982	2,483	4
Other	1,589	2	1,591	(1,231)	(95)	(1,326)	358	265	4
Total intangible assets, net	$12,688	$30	$12,718	$(7,409)	$(1,221)	$(8,630)	$5,279	$4,088

(1)Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

(2)Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2020.

As of February 29, 2020, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2020	$366
Fiscal 2021	1,345
Fiscal 2022	1,097
Fiscal 2023	674
Fiscal 2024	445
Fiscal 2025	126
Thereafter	35
Total intangible assets, net	$4,088

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 29, 2020 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2019	$39,633	$2,367	$1,779	$43,779
Goodwill from acquisitions	74	—	—	74
Goodwill adjustments, net(1)	(65)	—	(7)	(72)
Balances as of February 29, 2020	$39,642	$2,367	$1,772	$43,781

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

February 29, 2020

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). In the third quarter of fiscal 2020 and fourth quarter of fiscal 2019, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $781 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $186 million of restructuring expenses in connection with the 2019 Restructuring Plan in the first nine months of fiscal 2020 and we expect to incur the majority of the estimated remaining $119 million through the end of fiscal 2020. Any changes to the estimates or timing of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2019(2)	Nine Months Ended February 29, 2020				Accrued February 29, 2020(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2019 Restructuring Plan(1)
Cloud and license	$72	$90	$(6)	$(107)	$(1)	$48	$271	$360
Hardware	18	20	1	(27)	—	12	74	81
Services	15	34	—	(27)	—	22	76	86
Other(6)	108	46	1	(95)	(44)	16	241	254
Total 2019 Restructuring Plan	$213	$190	$(4)	$(256)	$(45)	$98	$662	$781
Total other restructuring plans(7)	$49	$—	$(5)	$(7)	$(16)	$21
Total restructuring plans	$262	$190	$(9)	$(263)	$(61)	$119

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)

The balances at February 29, 2020 and May 31, 2019 included $118 million and $239 million, respectively, recorded in other current liabilities, and $1 million and $23 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 29, 2020	May 31, 2019
Cloud services and license support	$6,859	$7,340
Hardware	566	635
Services	358	360
Cloud license and on-premise license	31	39
Deferred revenues, current	7,814	8,374
Deferred revenues, non-current (in other non-current liabilities)	603	669
Total deferred revenues	$8,417	$9,043

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

In connection with our acquisitions, we have estimated the fair values of the cloud services and license support performance obligations assumed from our acquired companies. We generally have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the cloud services and license support deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods. Refer to Note 10 for additional information.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

We held the following derivative instruments that were designated and accounted for as hedging instruments pursuant to ASC 815, Derivatives and Hedging (ASC 815) as of February 29, 2020 and May 31, 2019:

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

February 29, 2020

(Unaudited)

•

cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting certain of our fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate U.S. Dollar denominated debt and are accounted for as cash flow hedges pursuant to ASC 815.

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of February 29, 2020 and May 31, 2019, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $4.0 billion and $3.8 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.5 billion and $3.3 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of February 29, 2020 and May 31, 2019. Net gains or losses related to these forward contracts are included in non-operating income, net.

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

Fair Values of Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	February 29, 2020	May 31, 2019
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$22	$5
Total derivative assets		$22	$5
Derivative liabilities:
Cross-currency swap agreements designated as cash flow hedges	Other current liabilities	253	—
Interest rate swap agreements designated as fair value hedges	Other current liabilities	$—	$5
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	21	17
Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	—	208
Total derivative liabilities		$274	$230

Effects of Fair Value Hedging Relationships on Hedged Items in Condensed Consolidated Balance Sheets

(in millions)	February 29, 2020	May 31, 2019
Notes payable, current:
Carrying amount of hedged item	$—	$1,994
Cumulative hedging adjustments included in the carrying amount	—	(5)
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	3,670	3,652
Cumulative hedging adjustments included in the carrying amount	61	44

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

Effects of Derivative Instruments Designated as Hedges on Income

	Three Months Ended
	February 29, 2020		February 28, 2019
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$4	$(456)	$198	$(509)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$10	$—	$43
Hedged items	—	(10)	—	(43)
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	—	6	7	9
Hedged items	(1)	(6)	(4)	(9)
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCL	(18)	—	11	—
Total gain (loss) on hedges recognized in income	$(19)	$—	$14	$—

	Nine Months Ended
	February 29, 2020		February 28, 2019
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$195	$(1,416)	$681	$(1,557)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$22	$—	$5
Hedged items	—	(22)	—	(5)
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	(13)	13	(21)	10
Hedged items	11	(13)	22	(10)
Cross-currency swap agreements designated as cash flow hedges:
Amount of loss reclassified from accumulated OCI or OCL	(36)	—	(26)	—
Total loss on hedges recognized in income	$(38)	$—	$(25)	$—

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

Gain (Loss) on Derivative Instruments Designated as Hedges included in Other Comprehensive Loss (OCL)

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Cross-currency swap agreements designated as cash flow hedges	$(11)	$(7)	$(45)	$(62)

8.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 11, 2019 and March 12, 2020, we announced that our Board of Directors approved expansions of our stock repurchase program collectively totaling $30.0 billion. As of February 29, 2020, approximately $6.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 254.4 million shares for $14.0 billion during the nine months ended February 29, 2020 (including 2.0 million shares for $104 million that were repurchased but not settled) and 621.8 million shares for $30.0 billion during the nine months ended February 28, 2019 under the stock repurchase program.

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

Dividends on Common Stock

In March 2020, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock. The dividend is payable on April 23, 2020 to stockholders of record as of the close of business on April 9, 2020. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2020 Stock‑Based Awards Activity and Compensation Expense

During the first nine months of fiscal 2020, we issued 45 million restricted stock-based units (RSUs), substantially all of which were issued as a part of our annual stock-based award process and are subject to service‑based vesting restrictions. These fiscal 2020 stock-based awards issuances were partially offset by stock-based award forfeitures and cancellations of 14 million shares during the first nine months of fiscal 2020.

The RSUs that were granted during the nine months ended February 29, 2020 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

Stock‑based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Cloud services and license support	$22	$26	$83	$74
Hardware	3	2	8	7
Services	14	12	42	37
Sales and marketing	67	89	192	278
Research and development	238	254	781	732
General and administrative	17	44	98	131
Total stock-based compensation	$361	$427	$1,204	$1,259

9.	INCOME TAXES

Our effective tax rates for the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. In fiscal 2018, the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The more significant provisions of the Tax Act applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. During the third quarter and first nine months of fiscal 2019, we recorded net benefits of $236 million and $389 million, respectively, in accordance with SEC Staff Accounting Bulletin No. 118 related to adjustments in our estimates of the one-time transition tax on certain foreign subsidiary earnings affected by the Tax Act. Our effective tax rates were 16.4% and 16.1%, respectively, for the three and nine months ended February 29, 2020, respectively, and 11.1% and 12.6%, respectively, for the three and nine months ended February 28, 2019, respectively.

Our net deferred tax assets were $2.8 billion and $2.4 billion as of February 29, 2020 and May 31, 2019, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit, reversing a previous decision of the U.S. Tax Court, held that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-sharing calculations were valid. Our condensed consolidated financial statements have been

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

prepared consistent with this outcome, but we will continue to monitor any ongoing developments, including the outcome of Altera Corporation’s February 10, 2020 petition for Writ of Certiorari to the U.S. Supreme Court, to determine if future changes are required.

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

February 29, 2020

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Cloud and license:
Revenues(1)	$8,162	$7,917	$23,718	$23,259
Cloud services and license support expenses	943	890	2,844	2,668
Sales and marketing expenses	1,816	1,780	5,428	5,357
Margin(2)	$5,403	$5,247	$15,446	$15,234
Hardware:
Revenues	$857	$915	$2,542	$2,711
Hardware products and support expenses	262	331	803	973
Sales and marketing expenses	107	123	338	381
Margin(2)	$488	$461	$1,401	$1,357
Services:
Revenues	$778	$786	$2,372	$2,416
Services expenses	660	662	2,025	2,015
Margin(2)	$118	$124	$347	$401
Totals:
Revenues(1)	$9,797	$9,618	$28,632	$28,386
Expenses	3,788	3,786	11,438	11,394
Margin(2)	$6,009	$5,832	$17,194	$16,992

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

February 29, 2020

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Total revenues for operating segments	$9,797	$9,618	$28,632	$28,386
Cloud and license revenues(1)	(1)	(4)	(3)	(17)
Total revenues	$9,796	$9,614	$28,629	$28,369

Total margin for operating segments	$6,009	$5,832	$17,194	$16,992
Cloud and license revenues(1)	(1)	(4)	(3)	(17)
Research and development	(1,500)	(1,426)	(4,588)	(4,464)
General and administrative	(288)	(316)	(903)	(935)
Amortization of intangible assets	(400)	(407)	(1,221)	(1,265)
Acquisition related and other	(7)	4	(44)	(29)
Restructuring	(60)	(43)	(181)	(275)
Stock-based compensation for operating segments	(106)	(129)	(325)	(396)
Expense allocations and other, net	(119)	(112)	(341)	(333)
Interest expense	(456)	(509)	(1,416)	(1,557)
Non-operating income, net	4	198	195	681
Income before provision for income taxes	$3,076	$3,088	$8,367	$8,402

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Americas	$5,363	$5,266	$15,817	$15,671
EMEA(1)	2,835	2,781	8,083	8,139
Asia Pacific	1,598	1,567	4,729	4,559
Total revenues	$9,796	$9,614	$28,629	$28,369

(1)	Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems.

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Applications cloud services and license support	$2,809	$2,637	$8,265	$7,838
Infrastructure cloud services and license support	4,121	4,025	12,281	12,070
Total cloud services and license support revenues	$6,930	$6,662	$20,546	$19,908

11.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted‑average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options, and shares issuable under the employee stock purchase plan as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net income	$2,571	$2,745	$7,019	$7,343
Weighted average common shares outstanding	3,190	3,526	3,251	3,716
Dilutive effect of employee stock plans	81	91	86	95
Dilutive weighted average common shares outstanding	3,271	3,617	3,337	3,811
Basic earnings per share	$0.81	$0.78	$2.16	$1.98
Diluted earnings per share	$0.79	$0.76	$2.10	$1.93
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	55	67	55	73

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

February 29, 2020

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

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

After plaintiff filed its initial complaint, plaintiff filed several amended complaints. Plaintiff filed its most recent amended complaint on February 18, 2020. The complaint asserts claims for breach of fiduciary duty against our Chief Executive Officer, our Chief Technology Officer, the estate of Mark Hurd (our former Chief Executive Officer who passed away on October 18, 2019), and two other members of our Board of Directors. Oracle is named as a nominal defendant. The complaint also asserts an aiding-and-abetting claim against NetSuite’s former Chief Executive Officer and NetSuite’s former Chief Technology Officer. The two former NetSuite officers moved to dismiss the complaint, and the court held a hearing on that motion on March 11, 2020. The court has not yet ruled on that motion. Our Chief Executive Officer and Chief Technology Officer answered the latest complaint on March 3, 2020, and Oracle filed an answer on the same day. On February 20, 2020, the other defendants filed a motion to dismiss.  No hearing has been scheduled for this motion.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then‑two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020.  Defendants plan to file a motion to dismiss, which is scheduled for hearing on September 24, 2020.  We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

On May 8, 2019, a second derivative action was filed in the U.S. District Court for the Northern District of California. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2020

(Unaudited)

against our Chief Technology Officer, our then-two Chief Executive Officers, one former Oracle executive, and Oracle as a nominal defendant. Plaintiff claims that the alleged actions described in the August 10, 2018 class action discussed above caused harm to Oracle, and plaintiff raises further allegations of impropriety relating to Oracle’s stock buybacks and acquisition of NetSuite. Plaintiff asserts claims for violation of securities laws, violation of fiduciary duties, contribution and indemnification. Plaintiff seeks a ruling that the case may proceed as a derivative action, and seeks damages, declaratory and other equitable relief, attorneys’ and expert fees and costs. On June 4, 2019, the court issued an order finding that this case was related to the derivative case above and staying the case under the court’s prior stay order. On July 8, 2019, plaintiffs in the two derivative actions filed a consolidated complaint. The actions remain stayed.

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

Cloud license and on-premise license revenues include revenues from the licensing of our software products, including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud‑based, on‑premise and other IT environments. Our cloud license and on‑premise license transactions are generally perpetual in nature and are generally recognized up front at the point in time when the software is made available to the customer to download and use. Revenues from usage‑based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point in time nature of revenue recognition for license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over the contractual terms. Cloud license and on-premise license customers have the option to purchase and renew license support contracts, as described above.

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

Our cloud and license business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud and license business’ revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud and license business’ revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud services and license support contracts to the customer contract base that we generally recognize as revenues ratably; the renewal of existing customers’ cloud services and license support contracts over the course of each fiscal year that we generally recognize as revenues ratably; and the historical upward trend of our cloud license and on-premise license revenues, which we generally recognize at a point in time upon delivery; in each case over those four quarterly periods.

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

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. The pace of our acquisitions has slowed recently, but as compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our recent acquisitions.

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

During the first nine months of fiscal 2020, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impacts of COVID-19 to Oracle’s Business

The impacts of the global emergence of Coronavirus disease (COVID-19) on our business are currently unknown.  We are conducting business as usual with some modifications to employee travel, employee work locations, and cancellation of certain marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results for our fourth quarter of fiscal 2020, which is historically our largest revenue quarter of our fiscal year, in particular with respect to demand for transactional products such as cloud and on-premise licenses and hardware and certain services that we generally recognize as revenues upon delivery to customers.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2019, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 29, 2020 and February 28, 2019, our financial statements would reflect reported revenues of $1.09 million in the first nine months of fiscal 2020 (using 1.09 as the month-end average exchange rate for the period) and $1.14 million in the first nine months of fiscal 2019 (using 1.14 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first nine months of fiscal 2020 and 2019 using the May 31, 2019 exchange rate and indicate, in this example, no change in revenues during either period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Total Revenues by Geography:
Americas	$5,363	2%	2%	$5,266	$15,817	1%	1%	$15,671
EMEA(1)	2,835	2%	4%	2,781	8,083	-1%	2%	8,139
Asia Pacific	1,598	2%	4%	1,567	4,729	4%	5%	4,559
Total revenues	9,796	2%	3%	9,614	28,629	1%	2%	28,369
Total Operating Expenses	6,268	1%	2%	6,215	19,041	0%	1%	19,091
Total Operating Margin	$3,528	4%	5%	$3,399	$9,588	3%	5%	$9,278
Total Operating Margin %	36%			35%	33%			33%
% Revenues by Geography:
Americas	55%			55%	55%			55%
EMEA	29%			29%	28%			29%
Asia Pacific	16%			16%	17%			16%
Total Revenues by Business:
Cloud and license	$8,161	3%	4%	$7,913	$23,715	2%	3%	$23,242
Hardware	857	-6%	-5%	915	2,542	-6%	-5%	2,711
Services	778	-1%	0%	786	2,372	-2%	-1%	2,416
Total revenues	$9,796	2%	3%	$9,614	$28,629	1%	2%	$28,369
% Revenues by Business:
Cloud and license	83%			82%	83%			82%
Hardware	9%			10%	9%			10%
Services	8%			8%	8%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of currency rate fluctuations, our total revenues increased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, due to growth in our cloud and license business’ revenues, which were partially offset by decreases in our hardware revenues. The constant currency increases in our cloud and license revenues during the fiscal 2020 periods presented were attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud deployment models and license deployment models and renewed their related cloud and license support contracts to continue to gain access to our latest technology and support services. The constant currency decreases in our hardware revenues during the fiscal 2020 periods presented were due to reductions in our hardware products revenues and hardware support revenues primarily due to the emphasis we placed on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of customers that purchased hardware support contracts. In constant currency, the Americas region contributed 41% and 35%, respectively, the EMEA region contributed 39% and 27%, respectively, and the Asia Pacific region contributed 20% and 38%, respectively, to the growth in our total revenues during the third quarter and first nine months of fiscal 2020, respectively.

Excluding the effects of currency rate fluctuations, our total operating expenses increased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to higher constant currency cloud services and license support expenses resulting primarily from increased headcount and infrastructure expenses to support the increases in our cloud and license business’ revenues; and higher research and development expenses; in each case during the fiscal 2020 periods presented relative to the corresponding prior year periods. These constant currency expense increases were partially offset by certain expense decreases during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily lower hardware products costs and a related decrease in hardware sales and marketing costs, both of which aligned to lower hardware revenues; lower general and administrative expenses due primarily to lower stock-based compensation expenses; lower amortization of intangible assets; and during the first nine months of fiscal 2020, lower restructuring expenses.

In constant currency, our total operating margin and operating margin as a percentage of total revenues increased slightly during the fiscal 2020 periods presented due to the constant currency growth in our total revenues, which exceeded our constant currency total operating expense growth during the same periods.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments, expenses related to acquisitions, certain other expenses, and certain income items that affected our GAAP net income:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Cloud services and license support deferred revenues(1)	$1	$4	$3	$17
Amortization of intangible assets(2)	400	407	1,221	1,265
Acquisition related and other(3)(5)	7	(4)	44	29
Restructuring(4)	60	43	181	275
Stock-based compensation, operating segments(5)	106	129	325	396
Stock-based compensation, R&D and G&A(5)	255	298	879	863
Income tax effects(6)	(240)	(230)	(769)	(733)
Income tax reform(7)	—	(236)	—	(389)
	$589	$411	$1,884	$1,723

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of February 29, 2020, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2020	$366
Fiscal 2021	1,345
Fiscal 2022	1,097
Fiscal 2023	674
Fiscal 2024	445
Fiscal 2025	126
Thereafter	35
Total intangible assets, net	$4,088

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first nine months of fiscal 2020 and 2019 both primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses”, in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Cloud services and license support	$22	$26	$83	$74
Hardware	3	2	8	7
Services	14	12	42	37
Sales and marketing	67	89	192	278
Stock-based compensation, operating segments	106	129	325	396
Research and development	238	254	781	732
General and administrative	17	44	98	131
Total stock-based compensation	$361	$427	$1,204	$1,259

(6)

For the third quarter and first nine months of fiscal 2020, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, resulted in an effective tax rate of 19.1% and 19.2%, respectively, instead of 16.4% and 16.1%, respectively, as derived per our condensed consolidated statements of operations. For the third quarter and first nine months of fiscal 2019, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, and after excluding the effects of income tax reform (see footnote (7) below), resulted in an effective tax rate of 20.4% and 19.4%, respectively, instead of 11.1% and 12.6%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations.

(7)

The income tax reform adjustment presented in the table above was due to an income tax expense adjustment made pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118) during the third quarter and first nine months of fiscal 2019, related to the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act). The more significant provisions of the Tax Act as applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Cloud and License Revenues:
Americas(1)	$4,569	3%	3%	$4,444	$13,396	2%	2%	$13,133
EMEA(1)	2,320	3%	5%	2,257	6,591	0%	3%	6,582
Asia Pacific(1)	1,273	5%	7%	1,216	3,731	5%	6%	3,544
Total revenues(1)	8,162	3%	4%	7,917	23,718	2%	3%	23,259
Expenses:
Cloud services and license support(2)	943	6%	7%	890	2,844	7%	8%	2,668
Sales and marketing(2)	1,816	2%	3%	1,780	5,428	1%	3%	5,357
Total expenses(2)	2,759	3%	5%	2,670	8,272	3%	4%	8,025
Total Margin	$5,403	3%	4%	$5,247	$15,446	1%	2%	$15,234
Total Margin %	66%			66%	65%			65%
% Revenues by Geography:
Americas	56%			56%	56%			57%
EMEA	28%			29%	28%			28%
Asia Pacific	16%			15%	16%			15%
Revenues by Offerings:
Cloud services and license support(1)	$6,931	4%	5%	$6,666	$20,549	3%	4%	$19,925
Cloud license and on-premise license	1,231	-2%	0%	1,251	3,169	-5%	-4%	3,334
Total revenues(1)	$8,162	3%	4%	$7,917	$23,718	2%	3%	$23,259
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support(1)	$2,809	6%	7%	$2,640	$8,268	5%	6%	$7,854
Infrastructure cloud services and license support(1)	4,122	2%	4%	4,026	12,281	2%	3%	12,071
Total cloud services and license support revenues(1)	$6,931	4%	5%	$6,666	$20,549	3%	4%	$19,925

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

Excluding the effects of currency rate fluctuations, total revenues from our cloud and license business increased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues, which was primarily due to increased customer purchases of and renewals of applications and infrastructure cloud-based services and license support contracts in recent periods for which we delivered such services during the fiscal 2020 periods presented. In constant currency, the Americas region contributed 43% and 43%, respectively, the EMEA region contributed 33% and 25%, respectively, and the Asia Pacific region contributed 24% and 32%, respectively, to the revenue growth for this business during the third quarter and the first nine months of fiscal 2020, respectively.

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

Hardware Business

Our hardware business’ revenues are generated from the sales of our Oracle Engineered Systems, servers, storage, and industry-specific hardware. The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Hardware Revenues:
Americas	$425	-6%	-6%	$452	$1,275	-8%	-7%	$1,379
EMEA	265	-5%	-2%	278	749	-6%	-3%	796
Asia Pacific	167	-10%	-8%	185	518	-3%	-2%	536
Total revenues	857	-6%	-5%	915	2,542	-6%	-5%	2,711
Expenses:
Hardware products and support(1)	262	-21%	-20%	331	803	-17%	-16%	973
Sales and marketing(1)	107	-13%	-12%	123	338	-11%	-10%	381
Total expenses(1)	369	-19%	-17%	454	1,141	-16%	-14%	1,354
Total Margin	$488	6%	7%	$461	$1,401	3%	4%	$1,357
Total Margin %	57%			50%	55%			50%
% Revenues by Geography:
Americas	50%			50%	50%			51%
EMEA	31%			30%	30%			29%
Asia Pacific	19%			20%	20%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP‑based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, due to lower hardware products revenues and lower hardware support revenues. The decreases in hardware products and hardware support revenues in the fiscal 2020 periods presented, relative to the corresponding fiscal 2019 periods presented, were primarily attributable to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. These fiscal 2020 hardware revenue decreases were partially offset by increased hardware revenues related to certain of our strategic hardware offerings, namely our Oracle Exadata offerings.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware products expenses, lower hardware support costs, and lower sales and marketing expenses, all of which aligned to lower hardware revenues.

In constant currency, total margin and total margin as a percentage of revenues for our hardware business increased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware expenses.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Services Revenues:
Americas	$370	-1%	0%	$374	$1,150	-2%	-2%	$1,177
EMEA	249	1%	4%	245	743	-2%	0%	760
Asia Pacific	159	-5%	-4%	167	479	0%	1%	479
Total revenues	778	-1%	0%	786	2,372	-2%	-1%	2,416
Total Expenses(1)	660	0%	1%	662	2,025	1%	2%	2,015
Total Margin	$118	-5%	-4%	$124	$347	-14%	-13%	$401
Total Margin %	15%			16%	15%			17%
% Revenues by Geography:
Americas	48%			48%	49%			49%
EMEA	32%			31%	31%			31%
Asia Pacific	20%			21%	20%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Fiscal Third Quarter 2020 Compared to Fiscal Third Quarter 2019: Excluding the effects of currency rate fluctuations, our total services revenues were flat during the third quarter of fiscal 2020. In constant currency, our consulting revenues and advanced customer support revenues increased modestly during the third quarter of fiscal 2020 and were offset by a decline in our education services revenues. A constant currency increase in services revenues in the EMEA region was partially offset by a constant currency decrease in services revenues in the Asia Pacific region during the third quarter of fiscal 2020, while the Americas was flat.

In constant currency, total services expenses increased slightly during the third quarter of fiscal 2020, relative to the corresponding prior year period, primarily due to an increase in employee related expenses associated with our consulting offerings, which were partially offset by a decline in our education services expenses. In constant currency, total margin and total margin as a percentage of total services revenues decreased during the third quarter of fiscal 2020, relative to the corresponding prior year period, due to increased expenses for this business.

First Nine Months Fiscal 2020 Compared to First Nine Months Fiscal 2019: Excluding the effects of currency rate fluctuations, our total services revenues decreased slightly during the first nine months of fiscal 2020 primarily due to a decrease in our education services revenues, partially offset by increases in consulting revenues and advanced customer support revenues. Constant currency decreases in services revenues in the Americas region were partially offset by constant currency increases in services revenues in the Asia Pacific region during the first nine months of fiscal 2020, while the EMEA region was flat.

In constant currency, total services expenses increased, total margin decreased, and total margin as a percentage of revenues decreased during the first nine months of fiscal 2020, relative to the corresponding prior year period, primarily due to similar reasons as noted above.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Research and development(1)	$1,262	8%	8%	$1,172	$3,807	2%	2%	$3,732
Stock-based compensation	238	-6%	-6%	254	781	7%	7%	732
Total expenses	$1,500	5%	5%	$1,426	$4,588	3%	3%	$4,464
% of Total Revenues	15%			15%	16%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses, primarily higher variable compensation expenses, and increased infrastructure related expenses during each of the fiscal 2020 periods presented.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
General and administrative(1)	$271	0%	0%	$272	$805	0%	1%	$804
Stock-based compensation	17	-62%	-62%	44	98	-25%	-25%	131
Total expenses	$288	-9%	-8%	$316	$903	-3%	-3%	$935
% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses decreased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to lower stock-based compensation expenses, and lower professional fees in each of the fiscal 2020 periods presented. These decreases were partially offset by higher employee related expenses during the fiscal 2020 periods presented. In addition, during the first nine months of fiscal 2019, we recorded a $29 million litigation related benefit that decreased our expenses during that period.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Developed technology	$200	-8%	-8%	$216	$615	-4%	-4%	$640
Cloud services and license support agreements and related relationships	169	4%	4%	163	511	-5%	-5%	539
Other	31	14%	14%	28	95	12%	12%	86
Total amortization of intangible assets	$400	-2%	-2%	$407	$1,221	-3%	-3%	$1,265

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Transitional and other employee related costs	$2	-87%	-87%	$13	$9	-77%	-77%	$39
Business combination adjustments, net	2	112%	112%	(20)	4	119%	119%	(20)
Other, net	3	-16%	-17%	3	31	224%	223%	10
Total acquisition related and other expenses	$7	297%	295%	$(4)	$44	54%	55%	$29

On a constant currency basis, acquisition related and other expenses increased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, due to higher other expenses, net, which was primarily attributable to higher asset impairment costs related to certain right of use assets and other assets that were abandoned in connection with plans to improve our cost structure and operations prospectively. In addition, during the fiscal 2019 periods presented, we recorded certain business combination related adjustments that benefited our expenses during those periods. These unfavorable impacts to our expenses in the fiscal 2020 periods presented were partially offset by lower transitional employee related costs during the fiscal 2020 periods presented relative to the corresponding prior year periods.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Restructuring expenses	$60	42%	47%	$43	$181	-34%	-33%	$275

Restructuring expenses in the fiscal 2020 and 2019 periods presented primarily related to our 2019 Restructuring Plan. Our management approved, committed to and initiated the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2019 Restructuring Plan are up to $781 million, of which approximately $119 million were remaining as of February 29, 2020, and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through an expected end date of fiscal 2020. Our estimated costs and timing are subject to change in future periods.

The majority of the initiatives undertaken by our 2019 Restructuring Plan were effected to implement our continued emphasis in developing, marketing and selling our cloud-based offerings. These initiatives impacted certain of our cloud services and license support, sales and marketing, services and research and development operations. Cost savings that are expected to be realized pursuant to our 2019 Restructuring Plan initiatives are expected to be partially offset by investments in resources and geographies that best address the development, marketing, sale and support of our cloud-based offerings including investments in our second-generation cloud infrastructure.

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Interest expense	$456	-10%	-10%	$509	$1,416	-9%	-9%	$1,557

Interest expense decreased due to lower average borrowings during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to the maturities and repayments of $4.5 billion of senior notes during the first nine months of fiscal 2020 and $2.0 billion of senior notes during fiscal 2019.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Interest income	$122	-50%	-50%	$246	$457	-49%	-49%	$890
Foreign currency losses, net	(47)	264%	300%	(13)	(127)	86%	93%	(68)
Noncontrolling interests in income	(28)	-19%	-19%	(35)	(115)	8%	8%	(106)
Other loss, net	(43)	*	*	—	(20)	-44%	-43%	(35)
Total non-operating income, net	$4	-98%	-99%	$198	$195	-71%	-72%	$681

*	Not meaningful

On a constant currency basis, our non-operating income, net decreased during the fiscal 2020 periods presented, relative to the corresponding prior year periods, primarily due to lower interest income in the fiscal 2020 periods presented, which was primarily attributable to lower average cash, cash equivalent and marketable securities balances and, to a lesser extent, lower interest rates on these balances during the fiscal 2020 periods presented, and due to higher foreign currency losses in the fiscal 2020 periods presented.

Provision for Income Taxes:   Our effective tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rate in the first nine months of fiscal 2019 was also affected by an adjustment made pursuant to SAB 118 related to the enactment of the Tax Act, for which the more significant provisions of the Tax Act as applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Provision for income taxes	$505	47%	47%	$343	$1,348	27%	27%	$1,059
Effective tax rate	16.4%			11.1%	16.1%			12.6%

Fiscal Third Quarter 2020 Compared to Fiscal Third Quarter 2019: Provision for income taxes increased in the third quarter of fiscal 2020, relative to the corresponding prior year period, primarily due to the absence of the net favorable impact of a change in estimate related to our adoption of the Tax Act, as recorded pursuant to SAB 118, in the third quarter of fiscal 2019. This unfavorable variance to our provision for income taxes was partially offset by a favorable jurisdictional mix of our earnings during the third quarter of fiscal 2020.

First Nine Months Fiscal 2020 Compared to First Nine Months Fiscal 2019: Provision for income taxes increased in the first nine months of fiscal 2020, relative to the corresponding prior year period, primarily due to the absence of the net favorable impact of a change in estimate related to our adoption of the Tax Act, as recorded pursuant to SAB 118, in the first nine months of fiscal 2019. This unfavorable variance to our provision for income taxes was partially offset by higher excess tax benefits recognized on stock-based compensation expense and a favorable jurisdictional mix of our earnings during the first nine months of fiscal 2020.

Liquidity and Capital Resources

(Dollars in millions)	February 29, 2020	Change	May 31, 2019
Working capital	$17,702	-36%	$27,756
Cash, cash equivalents and marketable securities	$25,858	-32%	$37,827

Working capital:   The decrease in working capital as of February 29, 2020 in comparison to May 31, 2019 was primarily due to cash used for repurchases of our common stock, the reclassification of $1.0 billion and €1.25 billion of long-term senior notes as current liabilities, cash used to pay dividends to our stockholders during the first nine months of fiscal 2020, and the prospective recognition of current operating lease liabilities associated with our adoption of Topic 842 as of June 1, 2019. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during the first nine months of fiscal 2020 and, to a lesser extent, proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at February 29, 2020 in comparison to May 31, 2019 was primarily due to $13.9 billion of repurchases of our common stock, the repayments of $4.5 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first nine months of fiscal 2020 were partially offset by certain cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during the first nine months of fiscal 2020.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies on a net basis during the first nine months of fiscal

2020, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of February 29, 2020 relative to what we would have reported using constant currency rates from the May 31, 2019 balance sheet date.

	Nine Months Ended
(Dollars in millions)	February 29, 2020	Change	February 28, 2019
Net cash provided by operating activities	$9,525	-6%	$10,129
Net cash provided by investing activities	$14,099	-24%	$18,651
Net cash used for financing activities	$(20,265)	-43%	$(35,595)

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

Net cash provided by operating activities decreased in the first nine months of fiscal 2020, relative to the corresponding prior year period, due primarily to lower net income and certain cash unfavorable changes in working capital balances during the first nine months of fiscal 2020, in each case relative to the corresponding prior year period.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities decreased during the first nine months of fiscal 2020, primarily due to a decrease in total proceeds from the sales and maturities of marketable securities and other investments during the first nine months of fiscal 2020, relative to the corresponding prior year period. This cash unfavorable variance to our investing activities during the first nine months of fiscal 2020 was partially offset by a decrease in the purchases of marketable securities and other investments during the first nine months of fiscal 2020 relative to the corresponding prior year period.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first nine months of fiscal 2020 decreased compared to the first nine months of fiscal 2019 primarily due to decreased stock repurchases as we used cash to repurchase $13.9 billion of common stock in the first nine months of fiscal 2020 compared to $29.9 billion in the first nine months of fiscal 2019.

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

	Trailing 4-Quarters Ended
(Dollars in millions)	February 29, 2020	Change	February 28, 2019
Net cash provided by operating activities	$13,947	-6%	$14,789
Capital expenditures	(1,544)	-5%	(1,625)
Free cash flow	$12,403	-6%	$13,164
Net income	$10,759		$10,619
Free cash flow as percent of net income	115%		124%

Long-Term Customer Financing:   We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $548 million and $451 million, respectively, or approximately 17% and 14%, respectively, of our cloud license and on-premise license revenues in the first nine months of fiscal 2020 and 2019, respectively.

Contractual Obligations:   During the first nine months of fiscal 2020, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2019.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2016 has been a weighted-average annualized rate of 1.4% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at February 29, 2020, which generally have a ten-year exercise period, approximately 31% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 29, 2020, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 9.0%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2020. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 11, 2019, and March 12, 2020, we announced that our Board of Directors approved expansions of our stock repurchase program collectively totaling $30.0 billion. As of February 29, 2020, approximately $6.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 29, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2019—December 31, 2019	18.2	$54.88	18.2	$9,848.4
January 1, 2020—January 31, 2020	27.6	$54.32	27.6	$8,348.4
February 1, 2020—February 29, 2020	27.6	$54.31	27.6	$6,848.4
Total	73.4	$54.46	73.4

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 29, 2020 and May 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 29, 2020 and February 28, 2019, (iii) Condensed Consolidated Statements of Equity for the three and nine months ended February 29, 2020 and February 28, 2019, (iv) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 29, 2020 and February 28, 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2020 and February 28, 2019 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020, formatted in Inline XBRL

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 13, 2020	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 13, 2020	By:	/s/ William Corey West
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer