Form 10-K
period 2020-05-31
ORACLE CORP
filed 2020-06-22
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $107,880,125,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2020, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 29, 2019, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 16, 2020: 3,068,682,000.

Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 2020 annual stockholders' meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2020

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectations regarding the impacts on our business as a result of the global COVID-19 pandemic;
•	our expectation that we may acquire companies, products, services and technologies to further our corporate strategy as compelling opportunities become available;
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
•

our belief that Oracle ERP Cloud is a strategic suite of applications that is foundational to facilitate and extract more business value out of the adoption of other Oracle SaaS offerings as our customers realize value of a common data model that spans across core business applications;

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

•	the possibility that certain legal proceedings to which we are a party could have a material impact on our future cash flows and results of operations;
•	the timing and amount of expenses we expect to incur and the cost savings we expect to realize pursuant to our Fiscal 2019 Oracle Restructuring Plan;
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

•	our ability to predict quarterly hardware revenues;
•	the percentage of remaining performance obligations that we expect to recognize as revenues over the next twelve months;
•	our expectations regarding our ability to collect delayed customer payments;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “endeavors,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2021, which runs from June 1, 2020 to May 31, 2021.

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

Oracle hardware product offerings include Oracle Engineered Systems, servers, storage and industry-specific products, among others. Customers generally opt to purchase hardware support contracts when they purchase Oracle hardware.

Oracle also offers services to assist our customers and partners to maximize the performance of their Oracle purchases.

Providing choice and flexibility to Oracle customers as to when and how they deploy Oracle applications and infrastructure technologies is an important element of our corporate strategy. We believe that offering customers broad, comprehensive, flexible and interoperable deployment models for Oracle applications and infrastructure technologies is important to our growth strategy and better addresses customer needs relative to our competitors, many of whom provide fewer offerings, more restrictive deployment models and less flexibility for a customer’s transition to cloud-based IT environments.

Our investments in, and innovation with respect to, Oracle products and services that we offer through our cloud and license, hardware and services businesses (described further below) are another important element of our corporate strategy. In fiscal 2020, 2019 and 2018, we invested $6.1 billion, $6.0 billion and $6.1 billion, respectively, in research and development to enhance our existing portfolio of offerings and products and to develop new technologies and services. We have a deep understanding as to how applications and infrastructure technologies interact and function with one another. We focus our development efforts on improving the performance, security, operation, integration and cost-effectiveness of our offerings relative to our competitors; making it easier for organizations to deploy, use, manage and maintain our offerings; and incorporating emerging technologies within our offerings to enable leaner business processes, automation and innovation. For example, the Oracle Autonomous Database is designed to deliver transformational infrastructure through an Oracle Cloud IaaS offering that utilizes Oracle’s Generation 2 Cloud Infrastructure’s machine learning capabilities. After an initial purchase of Oracle products and services, our customers can continue to benefit from our research and development efforts and deep IT expertise by electing to purchase and renew Oracle support offerings for their license and hardware deployments, which may include product enhancements that we periodically deliver to our products, and by renewing their Oracle Cloud Services contracts with us.

Our selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value. We have invested billions of dollars over time to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We have three businesses:

•

our cloud and license business, which is comprised of a single operating segment and includes our Oracle Cloud Services offerings, cloud license and on-premise license offerings, and license support offerings, represented 83% of our total revenues in each of fiscal 2020 and 2019, and 81% of our total revenues in fiscal 2018;

•

our hardware business, which is comprised of a single operating segment and includes our hardware products and related hardware support services offerings, represented 9% of our total revenues in each of fiscal 2020 and 2019, and 10% of our total revenues in fiscal 2018; and

•	our services business, which is comprised of a single operating segment, represented 8% of our total revenues in each of fiscal 2020 and 2019, and 9% of our total revenues in fiscal 2018.

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

Impacts of the COVID-19 Pandemic on Oracle’s Business

Oracle is committed to the health, safety and welfare of our employees, customers, suppliers, communities, stockholders and other stakeholders. While the world continues to navigate the risks and uncertainties associated with the COVID-19 pandemic, we are committed to providing critical technologies, programs and support to individuals and organizations to navigate, adjust and continue their operations in light of the unique demands and constraints imposed by the pandemic. For decades, we have developed, delivered and supported products and services that enable telecommunication companies to keep people connected; retailers to provide food and other necessities; researchers to identify solutions; hospitals to provide care; airlines to ensure travel; banks to help people access funds; insurers to provide benefits; governments to keep people safe and informed; utilities to supply power and water; and many other critical functions.

We have proactively sought, supported, donated to, partnered and engaged with organizations globally that provide critical medicines, research, goods and services to combat the COVID-19 pandemic, including:

•	medical research organizations, which power COVID-19 simulation and modeling projects using Oracle Cloud IaaS;
•	the U.S. federal government, which received an Oracle system to collect and distribute information as to how COVID-19 patients respond to potential therapies;
•	hospitals, which have utilized Oracle infrastructure technologies to rapidly develop and deploy applications that collect, analyze and manage characteristics of COVID-19 patients;
•

enterprises, which have the ability to complimentarily access Oracle Human Capital Management (HCM) Cloud options for employee health and safety programs in order to proactively manage and respond to COVID-19 implications on their workforces;

•

state and local government agencies, which have utilized Oracle Cloud SaaS solutions to develop and target constituent outreach related to COVID-19, and to assess, research and respond to COVID-19 incident management on a unified platform; and

•	pharmaceutical companies, which power their research and clinical trials using Oracle Health Sciences solutions;

among dozens of other specific use cases, programs and partnerships that Oracle has donated to, partnered with, developed and supported in response to the COVID-19 pandemic.

Oracle applications and infrastructure technologies are critical to the business operations of our customers, which number in the hundreds of thousands across a broad geographic and industry base. We are profitable and generate a large amount of positive cash flow from our operations and we do not believe the COVID-19 pandemic will jeopardize either of these characteristics of our business. Other impacts due to COVID-19 on our business are currently unknown.

For additional details regarding the impacts and risks to our business from the COVID-19 pandemic, refer to Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

Applications and Infrastructure Technologies

Oracle’s comprehensive portfolio of applications and infrastructure technologies is designed to address an organization’s IT environment needs including business process, infrastructure and applications development requirements, among others. Oracle technologies are based upon industry standards and are designed to be enterprise-grade, reliable, scalable and secure. Oracle applications and infrastructure technologies including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure products and services are the building blocks of Oracle Cloud Services, our partners’ cloud services, and our customers’ cloud IT environments. Oracle applications and infrastructure offerings are marketed and sold through our cloud and license, hardware, and services businesses and are delivered through the Oracle Cloud, or through other IT deployment models including cloud-based, hybrid and on-premise deployments. We believe Oracle applications and infrastructure offerings enable flexibility, interoperability and choice to best meet customer IT needs.

We believe that our Oracle Cloud Services offerings are opportunities for us to expand our cloud and license business. We believe that our customers increasingly recognize the value of access to cloud-based applications and infrastructure capabilities via a lower cost, rapidly deployable, flexible and interoperable services model that Oracle manages, upgrades and maintains on the customer’s behalf. We believe that we can market and sell our SaaS and IaaS offerings together to help customers migrate their extensive installed base of on-premise applications and infrastructure technologies to the Oracle Cloud while at the same time reaching a broader ecosystem of developers and partners. We also believe we can market our SaaS and IaaS services to small and medium-sized businesses and non-IT lines of business purchasers due to the highly available, intuitive design, low touch and low cost characteristics of the Oracle Cloud.

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

Applications Technologies

Oracle applications technologies are marketed, sold, delivered and supported through our cloud and license business. Our applications cloud services and license support revenues represented 40%, 40% and 38% of our total cloud services and license support revenues during fiscal 2020, 2019 and 2018, respectively. Oracle applications technologies include our Oracle Cloud SaaS offerings, which are available for customers as a subscription, and

Oracle Applications license offerings, which are available for customers to purchase for use within the Oracle Cloud, and other cloud-based and on-premise IT environments, with the option to purchase related license support. Regardless of the deployment model selected, our applications technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable performance, agility, compatibility and extendibility. Our applications technologies are generally designed using industry standard architectures to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. We offer applications that are deployable to meet a number of business automation requirements across a broad range of industries. We also offer industry-specific applications, which provide solutions to customers in the communications, construction and engineering, financial services, health sciences, hospitality, manufacturing, public sector, retail and utilities industries, among others.

Oracle Cloud Software as a Service (SaaS)

Oracle’s broad spectrum of Oracle Cloud SaaS offerings provides customers a choice of software applications that are delivered via a cloud-based IT environment that we host, manage, upgrade and support, and that customers purchase by entering into a subscription agreement with us for a stated period. Customers access Oracle Cloud SaaS offerings utilizing common web browsers via a broad spectrum of devices. Our SaaS offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application accessibility, integration and development. Our SaaS offerings represent an industry leading business innovation platform, leveraging our Generation 2 Cloud Infrastructure, and include a broad suite of modular, next generation cloud software applications spanning all core business functions including, among others:

•

Oracle Enterprise Resource Planning (ERP) Cloud, which is designed to be a complete, global and integrated ERP solution to help organizations improve decision making and workforce productivity, and to optimize back-office operations by utilizing a single data and security model with a common user interface;

•

Oracle Enterprise and Performance Management (EPM) Cloud, which is designed to analyze financial performance, drive accurate and agile financial plans, optimize the financial close and consolidation process, streamline account reconciliation and satisfy an organization’s reporting requirements;

•	Oracle Supply Chain Management (SCM) Cloud, which is designed to help organizations create, optimize and digitize their supply chains and innovate products quickly;
•

Oracle Human Capital Management (HCM) Cloud, which is designed to help organizations find, develop and retain their talent, enable collaboration, provide complete workforce insights, improve business process efficiency, and enable users to connect to an integrated suite of HCM applications from any device;

•

Oracle Customer Experience Cloud including Sales, Service, Marketing and Data Cloud, which is designed to be a complete and integrated solution to help organizations deliver consistent and personalized customer experiences across their customer channels, touch points and interactions. It also enables organizations to leverage their own data and consumer data to inform and measure marketing strategies and programs; and

•

NetSuite Application Suite, which is a cloud-based ERP solution that is generally marketed to small to medium-sized organizations and is designed to run back-office operations and financial processes, and includes financial management, revenue management and billing, inventory, supply chain and warehouse management capabilities, among others.

We also offer a number of cloud-based industry solutions to address specific customer needs within certain industries.

We believe that the comprehensiveness and breadth of our SaaS offerings as a business innovation platform differentiate us from many of our competitors that offer more limited or specialized applications. Our SaaS offerings are designed to support connected business processes in the cloud and are centered on an intuitive interface, a responsive and flexible business core, and a common data model. We believe Oracle ERP Cloud is a strategic suite of applications that is foundational to facilitate and extract more business value out of the adoption of other Oracle SaaS offerings, such as Oracle HCM Cloud and Oracle EPM Cloud, as customers realize the value of a common data model that spans across core business applications. Our SaaS offerings are designed to deliver a secure data isolation architecture and flexible upgrades; self-service access controls for users; a Service-Oriented Architecture (SOA); built-in social, mobile and business insight capabilities (analytics); and a high performance, high availability infrastructure based on our infrastructure technologies, including Oracle’s Generation 2 Cloud Infrastructure. These SaaS capabilities are designed to simplify IT environments, reduce time to implementation and risk, provide an intuitive user experience for casual and experienced users, and enable customers to focus resources on business growth opportunities. Our SaaS offerings are also designed to natively incorporate emerging technologies such as Internet-of-Things (IoT), artificial intelligence, machine learning, blockchain, digital assistants and advances in the “human interface” and how users interact with Oracle Cloud SaaS offerings within a business context or to augment human capabilities to enhance productivity.

Oracle Applications Licenses

Customers have the ability to license Oracle Applications for use within the Oracle Cloud or within their own cloud-based or on-premise IT environments. Oracle Applications are designed to manage and automate core business functions across the enterprise, including HCM; ERP; financial management and governance, risk and compliance; procurement; project portfolio management; SCM; business analytics and enterprise performance management; Oracle Customer Experience Cloud and customer relationship management; and industry-specific applications, among others.

As described below, we provide customers the option to purchase license support contracts in connection with the purchase of Oracle Applications licenses.

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

Infrastructure Technologies

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business and through our hardware business. Our infrastructure technologies are designed to be flexible, cost-effective, standards-based and high-performance in order to facilitate the development, running, integration, management and extension across an organization’s cloud-based, on-premise and hybrid IT environments.

Our cloud and license business’ infrastructure technologies include the Oracle Database, which is the world’s most popular enterprise database; Java, which is the computer industry’s most widely-used software development language; and middleware including development tools, among others. These technologies are available through a subscription to our Oracle Cloud IaaS offerings or through the purchase of a license and related license support, at the customer’s option, to run within the Oracle Cloud or other IT environments. Our cloud and license business’ infrastructure technologies also include cloud-based compute, storage and networking capabilities through our

Oracle Cloud IaaS offerings. Our infrastructure offerings also include new and innovative services such as the Oracle Autonomous Data Warehouse Cloud Service, Oracle Autonomous Transaction Processing Cloud Service and emerging technologies such as IoT, digital assistant, and Blockchain.

Our hardware business’ infrastructure technologies consist of hardware products and certain unique hardware-related software offerings including Oracle Engineered Systems, enterprise servers, storage solutions, industry-specific hardware, virtualization software, operating systems, management software, and related hardware services, including hardware support at the customer’s option.

We design our infrastructure technologies to work in customer environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach provides Oracle customers a choice as to how they can utilize and deploy Oracle infrastructure technologies: through the use of Oracle Cloud offerings; on-premise in our customers’ data centers; or a hybrid combination of these two deployment models, such as in the Oracle Cloud at Customer deployment model (described further below). We focus on the operation and integration of Oracle infrastructure technologies to make them easier to deploy, extend, interconnect, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. For example, the Oracle Exadata Database Machine integrates multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency of Oracle Database workloads relative to our competitors’ products.

Oracle Infrastructure Technologies – Cloud and License Business Offerings

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business. Our infrastructure cloud services and license support revenues represented 60% of our total cloud services and license support revenues during each of fiscal 2020 and 2019 and 62% in fiscal 2018.

Oracle Cloud Infrastructure as a Service (IaaS)

Oracle Cloud IaaS is based upon Oracle’s Generation 2 Cloud Infrastructure technology and is designed to deliver platform, compute, storage and networking services, among others, that Oracle runs, manages, upgrades and supports on behalf of the customer for a fee for a stated time period, or for certain of our IaaS services, on a “pay-as-you-go” basis at a specified rate for services consumed. By utilizing Oracle Cloud IaaS, customers leverage the Oracle Cloud for enterprise-grade, scalable, cost-effective and secure infrastructure technologies that are designed to be rapidly deployable while reducing the amount of time and resources normally consumed by IT processes within on-premise environments. Oracle Generation 2 Cloud infrastructure technology is designed to be differentiated from other cloud vendors to provide better security by separating control code from customer data on separate computers with a different architecture. Customers use Oracle Cloud IaaS offerings to build and operate new cloud-native applications, to run new workloads and to move their existing Oracle or non-Oracle workloads to the Oracle Cloud from their on-premise data centers or from other cloud-based IT environments, among other uses. We continue to invest in Oracle Cloud IaaS to improve features and performance; to expand the catalog of cloud-based infrastructure tools and services we provide; to simplify the processes for migrating workloads to the Oracle Cloud; and to provide customers with the ability to run workloads across different IT environments and the Oracle Cloud in a hybrid deployment model.

Oracle customers and partners utilize Oracle’s open, standards-based IaaS offerings for platform related services that are based upon the Oracle Database, Java and Oracle Middleware including open source and other tools for a variety of use cases across data management, applications development, integration, content and experience, business analytics, IT operations management, security, and emerging technologies.

Oracle customers and partners also utilize Oracle Cloud IaaS for enterprise-grade compute, storage and networking services. Our Oracle Cloud IaaS offerings’ cloud-based compute services range from virtual machines to graphics processing unit-based offerings to bare metal servers and include options for dense I/O workloads and high performance computing. Oracle Cloud IaaS also includes a range of cloud-based storage offerings including block, object and archive storage services. In addition, Oracle Cloud IaaS offers networking, connectivity, and edge services that help connect customer datacenters and third-party clouds such as Microsoft Azure with Oracle Cloud Services.

Oracle Cloud at Customer offerings are a direct response to restrictions imposed upon cloud-based IT environment adoption by businesses that operate within certain regulated industries or jurisdictions and enable customer choice in deployment models. Oracle Cloud at Customer enables customers to access certain IaaS capabilities of the Oracle Cloud in their own data centers behind their firewalls while having the services managed by Oracle. Oracle Cloud at Customer offerings allow customers to take advantage of the agility, innovation and subscription-based pricing of Oracle Cloud Services while meeting data sovereignty, data residency, data protection and regulatory business policy requirements.

Oracle also offers Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware hosting, management, maintenance and security services for an organization’s cloud-based, hybrid or other infrastructure for a fee for a stated term.

Oracle Database Licenses

The Oracle Database is the world’s most popular enterprise database and is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data. The Oracle Database is licensed throughout the world by businesses and organizations of different sizes for a multitude of purposes, including, among others: for use within the Oracle Cloud to deliver our Cloud SaaS and Cloud IaaS offerings; for use by a number of cloud-based vendors in offering their cloud services; for packaged and custom applications for transaction processing; and for data warehousing and business intelligence. The Oracle Database may be deployed in various IT environments including Oracle Cloud and Oracle Cloud at Customer environments, other cloud-based IT environments, and on-premise data centers, among others. As described above, customers may elect to purchase license support for Oracle Database licenses.

Oracle Database Enterprise Edition is available with a number of optional add-on products to address specific customer requirements. In addition to the Oracle Database, we offer a portfolio of specialized database products to address particular customer requirements including MySQL, Oracle TimesTen In-Memory Database, Oracle Berkeley DB and Oracle NoSQL Database.

Oracle Autonomous Database

Oracle Autonomous Database offerings are designed to deliver performance and scale with automated database operations and policy-driven optimization by combining certain Oracle infrastructure technologies including the Oracle Database, Oracle’s Generation 2 Cloud infrastructure, and native machine learning capabilities, among others. Oracle Autonomous Database offerings are designed to lower labor costs and reduce human error for routine database administration tasks including maintenance, tuning, patching, security and backup. Oracle Autonomous Database offerings use self-driving diagnostics for fault prediction and error handling. We believe the Oracle Autonomous Database offerings deliver rapid insights and innovation by enabling organizations to quickly provision a data warehouse that automatically and elastically scales to millions of transactions per second while enabling a flexible payment model for only the capacity used. Oracle Autonomous Database offerings include:

•

Oracle Autonomous Data Warehouse Cloud Service (ADW), which is designed to be a fully managed, high-performance and elastic service optimized for data warehouse workloads. ADW’s self-patching and self-tuning capabilities are designed to enable upgrades while the database is running, eliminating human error. Oracle ADW automates manual IT tasks such as storing, securing, scaling and backing-up data. In addition, the machine learning based technology of ADW is designed to enable customers to deploy new or move existing data marts and data warehouses to the cloud; and

•

Oracle Autonomous Transaction Processing Cloud Service (ATP), which is designed to enable businesses to safely run a complex mix of high-performance transactions, reporting and batch processing using instant, elastic compute and storage through an Oracle Database running on an Oracle Exadata cloud-based instance. Oracle ATP is designed to enable organizations to conduct real-time transactional data analysis for faster results and lower administration costs, and to eliminate cyber-attacks on unpatched or unencrypted databases. Oracle ATP is designed to be simple and agile to develop and deploy new applications because complex management and tuning is not required. The integration of Oracle ATP with other Oracle Cloud Services, such as Java Cloud and Oracle APEX, and the open interfaces and integrations of Oracle ATP provide developers with a modern, open platform to develop new and innovative applications.

Oracle ADW and Oracle ATP both offer the following options, among others:

•	Shared Exadata Infrastructure, which is a simple and elastic deployment choice Oracle autonomously operates all aspects of the database lifecycle, including database placement, backup and updates; and
•

Dedicated Exadata Infrastructure, which is designed to provide the characteristics of a private cloud in a public cloud deployment, including dedicated compute, storage, network and database service for a single tenant. Dedicated Exadata Infrastructure deployment is also designed to provide high levels of security isolation and governance with customizable operational policies for autonomous operations for workload placement, workload optimization, schedule updating, availability, over-provisioning and peak usage.

Oracle Big Data and Analytics

Big data generally refers to a massive amount of unstructured, streaming and structured data that is so large that it is difficult to process using traditional IT techniques. We offer big data and analytics solutions to complement and extend our applications and infrastructure technologies. We believe that most businesses view big data as a potentially high-value source of analytics that can be used to gain new insights into their customers’ behaviors, to anticipate future demand more accurately, to align workforce deployment with business activity forecasts and to accelerate the pace of operations, among other benefits. We offer a broad portfolio of offerings to address an organization’s big data requirements including, among others, cloud-based services for data integration, data management, data science, analytics and integrated machine learning.

Oracle Middleware Licenses

We license our Oracle Middleware, which is a broad family of integrated application infrastructure software, for use in the Oracle Cloud, other cloud-based environments, on-premise data centers and related IT environments. Oracle Middleware is designed to enable customers to design and integrate Oracle and non-Oracle business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence. Built with Oracle’s Java technology platform, Oracle Middleware products are designed to be flexible across different deployment environments—cloud, on-premise or hybrid—as a foundation for custom, packaged and composite applications, thereby simplifying and reducing time to deployment. Oracle Middleware is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications software through an open architecture and adherence to industry standards. In addition, Oracle Middleware supports multiple development languages and tools, which enables developers to flexibly build and deploy web services, websites, portals and web-based applications globally across different IT environments.

Among our other middleware license offerings, we license a wide range of development tools, such as Oracle WebLogic Server for Java application development and Oracle Mobile Hub, which is designed to address the needs of businesses that are increasingly focused on delivering mobile device applications to their customers. Customers may elect to purchase license support, as described above, for Oracle Middleware licenses at their option. We also offer certain of our middleware capabilities as a cloud service.

Java Licenses

Java is the computer industry’s most widely-used software development language and is viewed as a global standard. We believe the Java programming language and platform together represent one of the most popular and powerful development environments in the world, one that is used by millions of developers globally to develop embedded applications, web content, enterprise software and games. Oracle Middleware software products and certain of our Oracle Applications are built using the Oracle Java technology platform, which we believe is a key advantage for our business. Customers may license the use of Java or access Java Enterprise Edition through Oracle WebLogic Cloud.

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

Oracle Engineered Systems

Oracle Engineered Systems are core to our cloud-based and on-premise data center infrastructure offerings. Oracle Engineered Systems are pre-integrated products, combining multiple unique Oracle technology components, including database, storage, operating system or middleware software with server, storage and networking hardware and other technologies. Oracle Engineered Systems are designed to work together to deliver improved performance, scalability, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently; and to simplify maintenance cycles by providing a single solution for software patching. For example, Oracle Exadata Database Machine is a computing platform that is designed to be optimized for running Oracle Database to achieve higher performance and availability at a lower cost by combining Oracle Database, storage and operating system software with Oracle server, storage and networking hardware. We offer certain of our Oracle Engineered Systems, including the Oracle Exadata Database Machine, among others, through flexible deployment options, including on-premise, as an infrastructure cloud service, and as a cloud at customer service.

Servers

We offer a wide range of server products that are designed for mission-critical enterprise environments and that are key components of our engineered systems offerings and cloud offerings. We have two families of server products: those based on the Oracle SPARC microprocessor, which are designed to be differentiated by their reliability, security and scalability for UNIX environments; and those using microprocessors from Intel Corporation. By offering a range of server sizes and microprocessors, customers are offered the flexibility to choose the types of servers that they believe will be most appropriate and valuable for their particular IT environments. We believe the combination of Oracle server systems with Oracle software enhances our customers’ ability to shift data and workloads between data center and cloud deployments based on an organization’s business requirements.

Storage

Oracle storage products are engineered for the cloud and designed to securely store, manage, protect and archive customers’ mission-critical data assets generated by any database or application. Oracle storage products combine flash, disk, tape and server technologies with optimized software and unique integrations with the Oracle Database and are designed to offer greater performance and efficiency, and lower total cost relative to our competitors’ storage products. Certain of our storage products are also offered as Oracle Cloud Services for backup and archiving.  Our storage offerings include, among others, Oracle’s Zero Data Loss Recovery Appliance that provides unique, recovery-focused data protection for the Oracle Database; Oracle ZFS Storage Appliance, a unified storage system that combines network attached storage, storage area network and object storage capabilities; and Oracle’s StorageTek tape storage and automation product line, which includes tape drives, tape libraries, media and software packages that provide lifecycle data management and security for enterprise backup and archive requirements.

Industry-Specific Hardware Offerings

We offer hardware products and services designed for certain specific industries including, among others, our point-of-sale terminals and related hardware that are designed for managing businesses within the food and beverage, hotel and retail industries; and hardware products and services for communications networks including network signaling, policy control and subscriber data management solutions, and session border control technology.

Operating Systems, Virtualization, Management and Other Hardware-Related Software

We offer a portfolio of operating systems, including Oracle Linux and Oracle Solaris, virtualization software including Oracle VM, and other hardware-related software including development, management and file systems tools that are designed to optimize the performance, efficiency, and security of hardware products while providing customers with high levels of flexibility, reliability and availability. We also offer a range of management technologies and products, including Oracle Enterprise Manager, designed to help customers efficiently operate complex IT environments, including both end users’ and service providers’ cloud environments.

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

Services

We offer services to help customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services offerings include, among others:

•

consulting services, which are designed to help our customers and global system integrator partners more successfully architect and deploy our cloud and license offerings, including IT strategy alignment, enterprise architecture planning and design, implementation, integration, application development, security assessments and ongoing software enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

•

advanced customer services, which are support services provided by Oracle to a customer on-site or remote to enable increased performance and higher availability of a customer’s Oracle products and services; and

•

education services for Oracle’s cloud and license offerings, including training and certification programs that are offered to customers, partners and employees through a variety of formats including instructor-led classes, live virtual training, in-application guided learning, video-based training on demand, online learning subscriptions, private events and custom training.

Oracle Cloud Operations

Oracle Cloud Operations deliver our Oracle Cloud Services to customers through a secure, reliable, scalable, enterprise grade cloud infrastructure platform managed by Oracle employees within a global network of data centers, which we refer to as the Oracle Cloud. The Oracle Cloud enables secure and isolated cloud-based instances for each of our customers to access the functionality of Oracle Cloud Services via a broad spectrum of devices. Oracle Cloud Operations leverage automated software tools to enable the rapid delivery of the latest cloud technology capabilities to the Oracle Cloud as they become available, providing Oracle customers access to the latest Oracle technologies generally on a quarterly cadence.

Manufacturing

To produce our hardware products that we market and sell to third-party customers and that Oracle Cloud Operations utilize internally to deliver Oracle Cloud Services, we rely on both our internal manufacturing operations as well as third-party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers and storage products. For all other manufacturing, we generally rely on third-party manufacturing partners to produce our hardware-related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products from either our facilities or partner facilities. Our manufacturing processes are substantially based on standardization of components across product types, centralization of assembly and distribution centers and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for certain of our hardware products. As a result, we monitor and evaluate potential risks of disruption to our supply chain operations. Refer to “Risk Factors” included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our products and the related risks to our business.

Sales and Marketing

We directly market and sell our cloud, license, hardware, support and services offerings to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our offerings through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2020, 2019 or 2018.

In the United States (U.S.), our sales and services employees are based in our headquarters and in field offices throughout the country. Outside the U.S., our international subsidiaries sell, support and service our offerings in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography specific economic trends, and offers us an opportunity to take advantage of new markets for our offerings. Our international operations subject us to certain risks, which are more fully described in “Risk Factors” included in Item 1A of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 15 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Research and Development

We develop the substantial majority of our product offerings internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of U.S. and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal businesses. Rapid technological advances in cloud, software and hardware development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current products and services offerings.

Employees

As of May 31, 2020, we employed approximately 135,000 full-time employees, including approximately 36,000 in sales and marketing, approximately 19,000 in our cloud services and license support operations, approximately 3,000 in hardware, approximately 25,000 in services, approximately 39,000 in research and development and approximately 13,000 in general and administrative positions. Of these employees, approximately 47,000 were employed in the U.S. and approximately 88,000 were employed internationally. None of our employees in the U.S. is represented by a labor union; however, in certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees.

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

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their IT environments. Our enterprise cloud, license and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world, including Amazon.com, Inc., Microsoft Corporation, International Business Machines Corporation (IBM), Intel Corporation, Cisco Systems, Inc., Adobe Systems Incorporated, Alphabet Inc. and SAP SE, as well as other companies like Hewlett-Packard Enterprise, salesforce.com, inc. and Workday, Inc. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we face increased competition as we compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures, or repositioning of product lines—which invite even greater competition in one or more product offering categories.

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, ease of use, speed to production and quality of technical support. Our product and service sales (and the relative strength of our products and services versus those of our competitors) are also directly and indirectly affected by the following, among other factors:

•	market adoption of cloud-based IT offerings including SaaS and IaaS offerings;
•	the ease of deployment, use, transacting for and maintenance of our products and services offerings;
•	compatibility between Oracle products and services deployed within local IT environments and public cloud IT environments, including our Oracle Cloud environments;
•	the adoption of commodity servers and microprocessors;
•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;
•	operating system competition among our Oracle Solaris and Linux operating systems, with alternatives including Microsoft’s Windows Server, and other UNIX and Linux operating systems;
•	the adoption of open source alternatives to commercial software by enterprise software customers;
•	products, features and functionality developed internally by customers and their IT staff;
•	products, features and functionality customized and implemented for customers by consultants, systems integrators or other third parties; and
•	the attractiveness of offerings from business processing outsourcers.

For more information about the competitive risks we face, refer to Item 1A “Risk Factors” included elsewhere in this Annual Report.

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

Mr. Ellison, 75, has been our Chairman of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004. He currently serves as a director of Tesla, Inc.

Ms. Catz, 58, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She currently serves as a director of The Walt Disney Company and she previously served as a director of HSBC Holdings plc.

Mr. Henley, 75, has served as our Vice Chairman of the Board since September 2014. He previously served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Screven, 55, has been Executive Vice President, Chief Corporate Architect since May 2015. He served as our Senior Vice President, Chief Corporate Architect from November 2006 to April 2015 and as Vice President, Chief Corporate Architect from January 2003 to November 2006. He held various other positions with us since joining Oracle in 1986.

Ms. Daley, 61, has been our Executive Vice President and General Counsel since April 2015. She served as our Secretary from October 2007 until October 2017 and she was our Senior Vice President, General Counsel from October 2007 to April 2015. She served as our Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004 and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 58, has been our Executive Vice President, Corporate Controller and Chief Accounting Officer since April 2015. He served as our Senior Vice President, Corporate Controller and Chief Accounting Officer from February 2008 to April 2015 and served as our Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. His previous experience includes 14 years with Arthur Andersen LLP, most recently as a partner.

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

The COVID-19 pandemic has affected how we and our customers are operating our respective businesses, and the duration and extent to which this will impact our future results of operations and our overall financial performance remains uncertain.  A novel strain of coronavirus (COVID-19) was first identified in late calendar year 2019 and subsequently declared a pandemic by the World Health Organization in March 2020. The long-term impacts, if any, of the global COVID-19 pandemic on our business are currently unknown. We are conducting business as usual with modifications to employee travel, employee work locations, and cancellation of certain marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential long-term effects of any such alterations or modifications may have on our business, including the effects on our customers and prospects.

We have observed other companies, including customers and partners, taking precautionary and preemptive actions to address the COVID-19 pandemic. Such companies may take further actions that alter their normal business operations if there are future spikes of COVID-19 infections resulting in additional government mandated shutdowns. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ willingness to purchase our products and delayed prospective customers’ purchasing decisions.  The impacts of the global COVID-19 pandemic on the broader global economy have been swift, dramatic and unpredictable. The latency and duration of these impacts are diverse across geographies and jurisdictions in which we market, sell and develop our offerings. The depth and duration of the current economic declines attributable to the COVID-19 pandemic, and any potential economic recoveries, are not currently known. In the fourth quarter of fiscal 2020 we experienced revenue declines compared to the fourth quarter of fiscal 2019 and delayed payments from customers. The effect of the pandemic for fiscal 2021 and future periods is unknown. If we are not able to respond to and manage the impact of the COVID-19 pandemic effectively, our business will be harmed.

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

We have continued to refresh and release new offerings of our cloud products and services. Machine learning and artificial intelligence are increasingly driving innovations in technology but if they fail to operate as anticipated or our other products do not perform as promised, our business and reputation may be harmed.

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

Our Oracle Cloud strategy, including our Oracle Cloud Software-as-a-Service and Infrastructure-as-a-Service (SaaS and IaaS, respectively, and collectively, Oracle Cloud Services) offerings, may adversely affect our revenues and profitability.     We provide our cloud and other offerings to customers worldwide via deployment models that best suit their needs, including via our cloud-based SaaS and IaaS offerings. As these business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our cloud and license offerings. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

As customer demand for our cloud offerings increases, we experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our cloud license and on-premise license, and hardware product arrangements relative to our cloud offering arrangements. Customers generally purchase our cloud offerings on a subscription basis and revenues from these offerings are generally recognized ratably over the terms of the subscriptions. Consequently, any deterioration in sales activity associated with our cloud offerings may not be immediately observable in our consolidated statement of operations. This is in contrast to revenues associated with our license and hardware product arrangements, which are generally recognized in full at the time of delivery of the related licenses and hardware products. In addition, we may not be able to accurately anticipate customer transition from or be able to sufficiently backfill reduced customer demand for our license, hardware and support offerings relative to the expected increase in customer adoption of and demand for our Oracle Cloud Services, which could adversely affect our revenues and profitability.

We might experience significant coding, manufacturing or configuration errors in our cloud, license and hardware offerings.     Despite testing prior to the release and throughout the lifecycle of a product or service, our cloud, license and hardware offerings sometimes contain coding, manufacturing or configuration errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released cloud, license or hardware offerings can be time consuming and costly. Errors in our cloud, license or hardware offerings could affect their ability to properly function, integrate or operate with other cloud, license or hardware offerings, could delay the development or release of new products or services or new versions of products or services, could create security vulnerabilities in our products or services, and could adversely affect market acceptance of our products or services. This includes third-party software products or services incorporated into our own. If we experience errors or delays in releasing our cloud, license or hardware offerings or new versions of these offerings, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our and our customers’ abilities to conduct business operations and to ensure accuracy in financial processes and reporting, and may result in unanticipated costs. Enterprise customers rely on our cloud, license and hardware offerings and related services to run their businesses and errors in our cloud, license and hardware offerings and related services could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

If our security measures for our products and services are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, all of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.     We are in the IT business, and our products and services, including our Oracle Cloud Services, store, retrieve, manipulate and manage our customers’ information and data, external data, as well as our own data. We have a reputation for secure and reliable product offerings and related services, and we have invested a great deal of time and resources in protecting the integrity and security of our products, services and the internal and external data that we manage. At times, we encounter attempts by third parties (which may include individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations, nation states and individuals sponsored by them) to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems, any of which could lead to the compromise of personal information or the confidential information or data of Oracle or our customers. Computer hackers and others may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack our networks, systems, products and services, exploit potential security vulnerabilities of our networks, systems, products and services, create system disruptions and cause shutdowns or denials of service. This is also true for third-party data, products or services incorporated into our own. Our products and services, including our Oracle Cloud Services, may also be accessed or modified improperly as a result of customer, partner, employee or supplier error or malfeasance and third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, our customers, suppliers or partners.

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

Because the techniques used to obtain unauthorized access to, or sabotage IT systems change frequently, grow more complex over time, and often are not recognized until launched against a target, we may be unable to anticipate or implement adequate measures to prevent such techniques. Our internal IT systems continue to evolve and we are often early adopters of new technologies. However, our business policies and internal security controls may not keep pace with these changes as new threats emerge. In addition, we often experience increased activity of this nature during times of instability, including during the COVID-19 pandemic, when our operations may be more susceptible to malfeasance due to operational changes instituted to comply with safety, health and regulatory requirements, among others. We may not discover any security breach and loss of information for a significant period of time after the security breach.

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

Our business practices with respect to data could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to privacy and data protection.     As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide.

In the wake of the European Union General Data Protection Regulation (GDPR), the rate of global consideration and adoption of privacy laws has increased, giving rise to more global jurisdictions in which regulatory inquiries and audits may be requested of Oracle, and if we are not deemed to be in compliance, could result in enforcement actions and/or fines. This is true in the U.S., where the California Consumer Privacy Act (CCPA) became effective in January 2020, the U.S. Congress is considering several privacy bills at the federal level, and other state legislatures are considering privacy laws. Regulators globally are also imposing greater monetary fines for privacy violations. The GDPR, which became effective in May 2018, provides for monetary penalties of up to 4% of an organization’s worldwide revenue. These penalties can be significant. For example, one European data protection regulator has fined a major U.S. technology company EUR 50 million for its data handling practices. The U.S. Federal Trade Commission continues to fine companies on a regular basis for unfair and deceptive data protection practices, and these fines may increase in size. The CCPA provides for statutory damages on a per violation basis that could be very large in the event of a significant data security breach or other CCPA violation. Taken together, the changes in laws or regulations associated with the enhanced protection of personal and other types of data could greatly increase the size of potential fines related to data protection, and our cost of providing our products and services could result in changes to our business practices or even prevent us from offering certain services in jurisdictions in which we operate. Although we have implemented contracts, policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products and services.

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

Macroeconomic developments like the United Kingdom leaving the EU (Brexit), evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, international, regional or domestic political unrest and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, public health crises such as the outbreak of the novel coronavirus COVID-19, and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of cloud license and on-premise license, hardware and related services and, to a lesser extent, also may affect our renewal rates for license support and our subscription-based cloud offerings.

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed.     We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Many vendors spend amounts in excess of what Oracle spends to develop and market applications and infrastructure technologies including databases, middleware products, application development tools, business applications, collaboration products and business intelligence, compute, storage and networking products, among others, which compete with Oracle applications and infrastructure offerings. Use of our competitors’ technologies influences a customer’s purchasing decision or creates an environment that makes it less efficient to utilize or migrate to Oracle products and services. Our competitors may also adopt business practices that provide customers access to competing products and services at a risk profile that we may not generally find acceptable, which may convince customers to purchase competitor products and services. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices, better execute on their sales and marketing strategies, offer more flexible business practices or form strategic alliances with other companies. We may also face increasing competition from open source software initiatives in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

We may need to change our pricing models to compete successfully.     The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices, introduce pricing models and offerings that are less favorable to us, or offer other favorable terms in order to compete successfully. Any such changes may reduce revenues and margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud delivery models offered by us and our competitors may unfavorably impact the pricing of our other cloud and license, hardware and services offerings, and we may also incur increased cloud delivery expenses as we expand our cloud operations and update our infrastructure, all of which could reduce our revenues and/or profitability. Our license support fees and hardware support fees are generally priced as a percentage of our net license fees and net new hardware products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings.

We introduced Oracle Bring Your Own License (BYOL) and Universal Credit Pricing to simplify the way customers purchase and consume our cloud services. Oracle BYOL enables customers to maintain their existing software licenses for Oracle Infrastructure while expanding their IaaS footprint at a discounted price. Oracle Universal Credit Pricing provides a flexible model for customers to access Oracle Infrastructure services on demand via a single contract. Any future changes to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy, commit to large customer deployments at prices that are unprofitable, or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease. The increase in open source software distribution may also cause us to change our pricing models.

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

Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws and local laws which include data privacy requirements, labor relations laws, tax laws, foreign currency-related regulations, anti-competition regulations, anti-bribery laws and other laws prohibiting payments to governmental officials such as the U.S. Foreign Corrupt Practices Act (FCPA), market access regulations, tariffs, and import, export and general trade regulations, including but not limited to economic sanctions and embargos. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business, including the loss of trade privileges. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Compliance with these laws requires a significant amount of management attention and effort, which may divert management’s attention from running our business operations and could harm our ability to grow our business, or may increase our expenses as we engage specialized or other additional resources to assist us with our compliance efforts. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We monitor our operations and investigate allegations of improprieties relating to transactions and the way in which such transactions are recorded. Where circumstances warrant, we provide information and report our findings to government authorities, and in some circumstances such authorities conduct their own investigations and we respond to their requests or demands for information. No assurance can be given that action will not be taken by such authorities or that our compliance program will prove effective.

We are also subject to a variety of other risks and challenges in managing an organization operating globally, including those related to:

•	general economic conditions, including the latency in economic impacts and associated economic recoveries, if any, in each country or region;
•	public health risks, social risks and supporting infrastructure stability risks, particularly in areas in which we have significant operations;
•	fluctuations in currency exchange rates and related impacts on customer demand and our operating results;
•	difficulties in transferring funds from or converting currencies in certain countries that could lead to a devaluation of our net assets, in particular our cash assets, in that country’s currency;

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

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.  Our customers depend on our support organization to resolve technical issues relating to our applications and infrastructure offerings. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services or may be inefficient in our resolution of customer support issues. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality technical support, could adversely affect our reputation, our ability to sell our applications and infrastructure offerings to existing and prospective customers, and our business, operating results, and financial position.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors. Our revenues, particularly certain of our cloud license and on-premise license revenues and hardware revenues, can be difficult to forecast. As a result, our quarterly operating results can fluctuate.

For our Oracle Cloud Services, our actual conversion or renewal rates may differ from those used in our forecasts because this business is continuing to evolve and such rates may be unpredictable which could have an adverse effect on our long-term results. For our license business, we use a “pipeline” system, a common industry practice, to forecast sales and trends in that business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can be unreliable both in a particular quarter and over a longer period of time, in part because the conversion rate or closure rate of the pipeline into contracts can be very difficult to estimate. A reduction in the conversion rates, renewal rates, or in the pipeline itself, could adversely affect our business or results of operations. In particular, sudden shifts in regional or global economic activity such as those being experienced with the COVID-19 pandemic, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rates and renewal rates in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rates can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters following the acquisition. Conversion rates and renewal rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates and renewal rates can also be affected by changes in business practices that we implement in our newly acquired companies. These changes may negatively affect customer behavior.

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

We may experience foreign currency gains and losses. Changes in currency exchange rates can adversely affect customer demand and our revenue and profitability.     We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar can significantly affect our total assets, revenues, operating results and cash flows, which are reported in U.S. Dollars. In particular, the economic uncertainties relating to Brexit, and European sovereign and other debt obligations may cause the value of the British Pound and Euro to fluctuate relative to the U.S. Dollar. Fluctuations in foreign currency rates, including the strengthening of the U.S. Dollar against the Euro and most other major international currencies, adversely affects our revenue growth in terms of the amounts that we report in U.S. Dollars after converting our foreign currency results into U.S. Dollars and in terms of actual demand for our products and services as certain of these products may become relatively more expensive for foreign currency-based enterprises to purchase. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. Generally, our reported revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. In addition, our reported assets generally are adversely affected when the dollar strengthens relative to other currencies as a portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies and reported in U.S. Dollars.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged to earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency exposures. We may suspend the program from time to time. As part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations are international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost-effective to hedge our foreign currency exposures, if our hedging efforts are ineffective, or should we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows.

We have incurred foreign currency losses associated with the devaluation of currencies in certain highly inflationary economies relative to the U.S. Dollar. We could incur future losses in emerging market countries where we do business should their currencies become designated as highly inflationary.

Our periodic workforce restructurings and reorganizations can be disruptive.     We are currently restructuring our workforce and in the past we have restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, change in strategies, acquisitions and other internal and external considerations. These types of restructurings have resulted in increased restructuring costs and temporary reduced productivity while the employees adjusted to their new roles and responsibilities. In addition, we may not achieve or sustain the expected growth, resource redeployment or cost savings benefits of these restructurings, or may not do so within the expected timeframe. These effects could recur in connection with future acquisitions and other restructurings and our revenues and other results of operations could be negatively affected.

We may lose key employees or may be unable to hire enough qualified employees.     We rely on hiring qualified employees and the continued service of our senior management, including our Chairman of the Board of Directors, Chief Technology Officer and founder; our Chief Executive Officer; other members of our executive team; and other key employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot guarantee that there will not be additional departures, which may be disruptive to our operations.

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

Governmental entities are variously pursuing policies that affect our ability to sell our products and services. Changes in government procurement policy, priorities, regulations, technology initiatives and requirements, and/or contract award criteria may negatively impact our potential for growth in the government sector. For example, the U.S. Department of Defense (DoD) has issued cybersecurity requirements for contractors’ internal systems through a mandatory cybersecurity contract clause referred to as “DFARS 7012” and will be implementing a new third-party accreditation program known as the Cybersecurity Maturity Model Certification (CMMC).  The DFARS 7012 and CMMC requirements may impact our lines of business in the U.S. federal government market. Compliance with these cybersecurity requirements is complex and costly, and failure to meet the required security controls could limit our ability to sell products and services, directly or indirectly, to the DoD and other federal government entities that implement similar cybersecurity requirements.

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

Acquisitions present many risks and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction.     We continue to review and consider strategic acquisitions of companies, products, services and technologies. We have a selective and active acquisition program and we expect to continue to make acquisitions in the future because acquisitions are an important element of our overall corporate strategy. Risks we may face in connection with our acquisition program include:

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

•

we may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in (1) unexpected litigation or regulatory exposure, (2) unfavorable accounting treatment, (3) unexpected increases in taxes due or the loss of anticipated tax benefits or (4) other adverse effects on our business, operating results or financial condition;

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

Our hardware revenues and profitability have declined and could continue to decline.     Our hardware business may adversely affect our total revenues and overall profitability and related growth rates. We may not achieve our estimated revenue, profit or other financial projections with respect to our hardware business in a timely manner or at all due to a number of factors, including:

•	our changes in hardware offerings, technologies and strategies, including shifting factory locations, which could adversely affect supply and demand for our hardware products;
•	our hardware business has higher expenses as a percentage of revenues, and thus has been less profitable, than our cloud and license business;
•

our focus on certain of our more profitable Oracle Engineered Systems and certain other hardware products we consider strategic and the de-emphasis of certain of our lower profit margin commodity hardware products could adversely affect our hardware revenues;

•	changes in strategies and frequency for the development and introduction of new versions or next generations of our hardware products could adversely affect our hardware revenues;

•	general supply chain material shortages worldwide prior to the outbreak of COVID-19, which we expect will be further exacerbated globally as a result of the virus pandemic;
•

a greater risk of material charges that could adversely affect our operating results, such as potential write-downs and impairments of our inventories; higher warranty expenses than what we experience in our cloud and license and services businesses; and amortization and potential impairment of intangible assets associated with our hardware business;

•	decreased customer demand for related hardware support as hardware products approach the end of their useful lives, which could adversely affect our hardware revenues; and
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

Our hardware offerings are complex products, and if we cannot successfully manage this complexity, the results of our hardware business will suffer.     We depend on suppliers to develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. As a result, our supply chain operations could be disrupted or negatively impacted by industry consolidation and component constraints or shortages, natural disasters, political unrest, public health crises such as the outbreak of the novel coronavirus COVID-19, changes to trade policies, port stoppages or other transportation disruptions or slowdowns, or other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped. We may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant shortages, delays or quality issues in the delivery of necessary technologies, parts or components from a particular vendor. If one or more of the risks described above occurs, our hardware business and related operating results could be materially and adversely affected.

We are susceptible to third-party manufacturing and logistics delays, which could result in the loss of sales and customers.     We outsource the manufacturing, assembly, delivery and technology or component design of certain of our hardware products to a variety of companies, many of which are located outside the U.S. From time to time, these partners experience production problems or delays or cannot meet our demand for products. To reduce this risk, we continue to explore additional third-party manufacturing partners to drive supply chain continuity, but finding additional manufacturing sources in a timely and cost-effective manner is difficult. Third-party manufacturing and logistics delays attributable to the effects of COVID-19 caused a loss of sales during our fourth quarter of fiscal 2020. Ongoing or future delays in manufacturing could cause the loss of additional sales, delayed revenue recognition or an increase in our hardware products expenses, all of which could adversely affect the margins of our hardware business. These challenges and risks also exist when we acquire companies with hardware products and related supply chain operations and could arise if we alter our manufacturing strategies, suppliers or locations. In some cases, we may be dependent, at least initially, on these acquired companies’ supply chain operations or other manufacturing operations that we are less familiar with and thus we may be slower to adjust or react to these challenges and risks.

Our cloud and license, and hardware indirect sales channels could affect our future operating results.     Our cloud and license, and hardware indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our cloud, software and hardware marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant, if the financial condition or operations of our channel participants were to weaken or if the level of demand for our channel participants’ products and services were to decrease. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.     Developing our various product offerings is expensive and the investment in the development of these offerings often involves a long return on investment cycle. An important element of our corporate strategy is to continue to dedicate a significant amount of resources to research and development and related product and service opportunities both through internal investments and the acquisition of intellectual property from companies that we have acquired. Accelerated product and service introductions and short lifecycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Business disruptions could adversely affect our operating results.     A significant portion of our critical business operations are concentrated in a few geographic areas, some of which include emerging market international locations that may be less stable relative to running such business operations solely within the U.S. We are a highly automated business and a disruption or failure of our systems, supply chains and processes could cause delays in completing sales, providing services, including some of our cloud offerings, and enabling a seamless customer experience with respect to our customer facing back office processes. A major earthquake or fire, political, social or other disruption to infrastructure that supports our operations or other catastrophic event or the effects of climate change (such as increased storm severity, drought and pandemics) that results in the destruction or disruption of any of our critical business, supply chains or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) significantly changed how corporations are taxed in the U.S., which has an ongoing impact on our provision for income taxes. The U.S. Treasury Department and the Internal Revenue Service (IRS), and other standards-setting bodies are continuing to issue guidance on how the provisions of the Tax Act will be applied and it is possible that the guidance may differ from our interpretation of the legislation. The Tax Act requires complex computations not previously required or produced, and necessitates that we make significant judgments and assumptions in the interpretation of the law where there is a lack of guidance.

Such uncertainty in the application of the Tax Act to our ongoing operations as well as possible adverse future law changes attributable to changes in the U.S. political landscape create the potential for added volatility in our quarterly provision for income taxes and could have an adverse impact on our future tax rate. Various Democratic proposals would partially or wholly reverse beneficial features of the Tax Act, such as by raising the U.S. corporate tax rate and increasing the tax on non-U.S. income.  A change in party control of the White House and U.S. Senate thus could lead to dramatic changes in the tax law and result in an increase in our provision for income taxes.  Increased federal and state fiscal spending to fund COVID-19 relief measures, coupled with a drop in tax revenue from pandemic-related reductions in economic activity, will add to the pressure to raise more tax revenue from federal and state corporate income and other taxes or to enact new types of taxes on businesses and their customers.

Other countries also continue to consider enacting changes to their tax laws that could adversely affect us by increasing taxes imposed on our revenue streams and foreign subsidiaries, including changes in withholding tax regimes and the imposition of taxes targeted at certain technology businesses. More fundamentally, longstanding international tax principles that determine each country’s right to tax cross-border transactions are being reconsidered, creating significant uncertainty as to the future level of corporate income tax on our international operations. This re-examination is driven by a perceived need to provide greater taxing rights to market jurisdictions where customers or users are located. Various measures are being discussed, including adjustments to transfer pricing rules, limitations on deductions, and imposition of additional withholding taxes. The foregoing changes brought about by the Tax Act in combination with the uncertain international tax environment have upended expectations and the predictability and reliability of the global tax system, leading to the ongoing re-evaluation of our global legal and tax operating structure.  The resulting potential modifications to our structure could adversely impact our provision for income taxes.

Inherent in our global business operations and legal entity structure are many intercompany transactions and calculations made in the ordinary course of business where the ultimate tax determination is uncertain. Our intercompany transfer pricing has been and is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. Although we have negotiated a number of agreements with certain taxing jurisdictions, these agreements do not cover substantial elements of our transfer pricing. In recent periods, transfer pricing audits in many foreign jurisdictions have become increasingly contentious. Similarly, certain jurisdictions are increasingly raising concerns about certain withholding tax matters under current law. In addition, our provision for income taxes could be adversely affected by shifts of earnings from jurisdictions or regimes that have relatively lower statutory tax rates to those in which the rates are relatively higher.

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

There are risks associated with our outstanding and future indebtedness.     As of May 31, 2020, we had an aggregate of $71.6 billion of outstanding indebtedness that will mature between calendar year 2020 and calendar year 2060, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Regulatory, market, and competitive pressures regarding the greenhouse gas emissions and energy mix for our data center operations may also grow.

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

A significant portion of our hardware revenues come from international sales. Environmental legislation, such as the EU Directive on Restriction of Hazardous Substances (RoHS), the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive) and China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, may increase our cost of doing business internationally and impact our hardware revenues from the EU, China and other countries with similar environmental legislation as we endeavor to comply with and implement these requirements. The UK Government has announced a procurement policy that includes environmental, social and economic sustainability measures.

Our stock price could become more volatile and your investment could lose value.    All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market by us or by our competitors regarding new products, product enhancements, technological advances, acquisitions or major transactions could also affect our stock price. Changes in the amounts and frequency of share repurchases or dividends could affect our stock price. Our stock price could also be affected by factors, some of which are beyond our control, including, among others: speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, negative analyst surveys or channel check surveys, earnings announcements where our financial results differ from our guidance or investors’ expectations, our credit ratings and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.   In fiscal 2020, our Board of Directors approved expansions of our stock repurchase program totaling $30.0 billion. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Our properties consist of owned and leased office facilities for sales, support, research and development, services, manufacturing, cloud operations and administrative and other functions. Our headquarters facility consists of approximately 2.1 million square feet in Redwood City, California, substantially all of which we own. We also own or lease other facilities for current use consisting of approximately 25.4 million square feet in various other locations in the U.S. and abroad. Approximately 2.8 million square feet, or 10%, of our total owned and leased space is sublet or is being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Our cloud operations deliver our Oracle Cloud Services through the use of global data centers including those that we own and operate and those that we utilize through colocation suppliers. We believe that our facilities are in good condition and suitable for the conduct of our business.

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

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 8,511 stockholders of record as of May 31, 2020.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Program

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 11, 2019 and March 12, 2020, we announced that our Board of Directors approved expansions of our stock repurchase program totaling $30.0 billion. As of May 31, 2020, approximately $16.6 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2020—March 31, 2020	67.9	$47.15	67.9	$18,648.4
April 1, 2020—April 30, 2020	38.7	$51.68	38.7	$16,648.4
May 1, 2020—May 31, 2020	—	$—	—	$16,648.4
Total	106.6	$48.80	106.6

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2020, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2015 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/15	5/16	5/17	5/18	5/19	5/20
Oracle Corporation	100.0	93.9	107.7	112.6	123.9	134.0
S&P 500 Index	100.0	101.7	119.5	136.7	141.8	160.1
S&P Information Technology Index	100.0	103.1	138.0	176.9	184.7	255.6

Item 6.	Selected Financial Data

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

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2020	2019	2018	2017	2016(4)
Consolidated Statements of Operations Data:
Total revenues	$39,068	$39,506	$39,383	$37,792	$37,047
Operating income	$13,896	$13,535	$13,264	$12,913	$12,604
Net income(1)	$10,135	$11,083	$3,587	$9,452	$8,901
Earnings per share—diluted(1)	$3.08	$2.97	$0.85	$2.24	$2.07
Diluted weighted average common shares outstanding	3,294	3,732	4,238	4,217	4,305
Cash dividends declared per common share	$0.96	$0.81	$0.76	$0.64	$0.60
Consolidated Balance Sheets Data:
Working capital(2)	$34,940	$27,756	$57,035	$50,995	$47,105
Total assets(2)	$115,438	$108,709	$137,851	$136,003	$112,180
Notes payable and other borrowings(3)	$71,597	$56,167	$60,619	$57,909	$43,855

(1)

Our net income and diluted earnings per share were impacted in fiscal 2019 and 2018 by the effects of our adoption of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act). The more significant provisions of the Tax Act as applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

(2)

Working capital and total assets increased in fiscal 2020 primarily due to the favorable impacts to our net current assets resulting from our fiscal 2020 net income and the issuance of $20.0 billion of long-term senior notes in fiscal 2020, partially offset by cash used for repurchases of our common stock and dividend payments in fiscal 2020. Working capital and total assets decreased in fiscal 2019 primarily due to $36.1 billion of cash used for repurchases of our common stock during fiscal 2019 and also due to dividend payments, partially offset by the favorable impacts to our net current assets resulting from our fiscal 2019 net income. Working capital and total assets sequentially increased in the fiscal 2016 to 2018 periods presented primarily due to the favorable impacts to our net current assets resulting from our net income generated during the periods presented and the issuance of long-term senior notes of $10.0 billion in fiscal 2018 and $14.0 billion in fiscal 2017. These working capital and total assets increases were partially offset by cash used for acquisitions, repurchases of our common stock and dividend payments in the fiscal 2016 to 2018 periods presented. In addition, our total assets were also affected in all periods presented by the repayments of notes payable and other borrowings as discussed further below.

(3)

Our notes payable and other borrowings, which represented the summation of our notes payable, current, and notes payable and other borrowings, non-current, as reported per our consolidated balance sheets as of the dates listed in the table above, increased during fiscal 2020 primarily due to the issuance of $20.0 billion of long-term senior notes.  Notes payable and other borrowings decreased during fiscal 2019 primarily due to repayments of certain short-term borrowings and senior notes. Notes payable and other borrowings increased between fiscal 2016 and 2018 primarily due to the fiscal 2018 issuance of long-term senior notes of $10.0 billion and short-term borrowings of $2.5 billion, the fiscal 2017 issuance of long-term senior notes of $14.0 billion and short-term borrowings of $3.8 billion, and fiscal 2016 short-term borrowings of $3.8 billion. See Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our notes payable and other borrowings.

(4)

The summary consolidated financial data for the fiscal year ended and as of May 31, 2016 have not been updated to reflect the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606) or ASU 2017-07, Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs (ASU 2017-07). Refer to our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 for additional discussion regarding Oracle’s adoption of these accounting pronouncements.

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

Impacts of the COVID-19 Pandemic on Oracle’s Business

For a discussion of the impacts on and risks to our business from COVID-19, please refer to “Impacts of the COVID-19 Pandemic on Oracle’s Business” included in Item 1 Business in this Annual Report, the risks included in Item 1A Risk Factors in this Annual Report and the information presented below in Results of Operations in this Item 7.

Cloud and License Business

Our cloud and license line of business, which represented 83% of our total revenues in each of fiscal 2020 and 2019, markets, sells and delivers a broad spectrum of applications and infrastructure technologies through our cloud and license offerings.

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

Cloud license and on-premise license revenues include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud‑based, on‑premise and other IT environments. Our cloud license and on‑premise license transactions are generally perpetual in nature and are generally recognized up front at the point in time when the software is made available to the customer to download and use. Revenues from usage‑based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point in time nature of revenue recognition for license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over the contractual terms. Cloud license and on-premise license customers have the option to purchase and renew license support contracts as described above.

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

Hardware Business

Our hardware business, which represented 9% of our total revenues in each of fiscal 2020 and 2019, provides a broad selection of hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products such as Oracle Solaris. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

Services Business

Our services business, which represented 8% of our total revenues in each of fiscal 2020 and 2019, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services, advanced customer services and education services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including, our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the associated services for these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; and tighter controls over customer discretionary spending.

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

We believe that we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flows and return on invested capital targets before deciding to move forward with an acquisition.

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

Our senior management has reviewed our critical accounting policies and related disclosures with the Finance and Audit Committee of the Board of Directors. Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report includes additional information about our critical and other accounting policies.

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

We use historical sales transaction data and judgment, among other factors, in determining the SSP for products and services. For substantially all performance obligations except cloud licenses and on-premise licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices that are influenced by intense competition, changes in demand for our products and services, and economic factors, among others. Our cloud licenses and on-premise licenses have not historically been sold on a standalone basis, as substantially all customers elect to purchase license support contracts at the time of a license purchase. License support contracts are generally priced as a percentage of the net fees paid by the customer to access the license. We are unable to establish the SSP for our cloud licenses and on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a cloud license and an on-premise license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud license and on-premise license revenues.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

For a given business acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.

If we cannot reasonably determine the fair value of a non-income tax related pre-acquisition contingency by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period or final determination of the net asset values for the business combination, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

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

Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables.

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

Results of Operations

Presentation of Operating Segment Results and Other Financial Information

In our fiscal 2020 compared to fiscal 2019 results of operations discussion below, we provide an overview of our total consolidated revenues, total consolidated expenses and total consolidated operating margin, all of which are presented on a GAAP basis. We also present a GAAP-based discussion below for substantially all of the other expense items as presented in our consolidated statements of operations that are not directly attributable to our three businesses.

In addition, we discuss below the fiscal 2020 compared to fiscal 2019 results of each our three businesses—cloud and license, hardware and services—which are our operating segments as defined pursuant to ASC 280, Segment Reporting. The financial reporting for our three businesses that is presented below is presented in a manner that is consistent with that used by our CODMs. Our operating segment presentation below reflects revenues, direct costs and sales and marketing expenses that correspond to and are directly attributable to each of our three businesses. We also utilize these inputs to calculate and present a segment margin for each business in the discussion below.

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

A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the SEC on June 21, 2019, which is available free of charge on the SEC’s website at www.sec.gov and on our Investor Relations website at www.oracle.com/investor.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2019, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2020 and 2019, our financial statements would reflect reported revenues of $1.10 million in fiscal 2020 (using 1.10 as the month-end average exchange rate for the period) and $1.11 million in fiscal 2019 (using 1.11 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2020 results using the fiscal 2019 exchange rate and indicate, in this example, no change in revenues during either period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Total Revenues by Geography:
Americas	$21,563	-1%	-1%	$21,856
EMEA(1)	11,035	-2%	1%	11,270
Asia Pacific	6,470	1%	3%	6,380
Total revenues	39,068	-1%	0%	39,506
Total Operating Expenses	25,172	-3%	-2%	25,971
Total Operating Margin	$13,896	3%	4%	$13,535
Total Operating Margin %	36%			34%
% Revenues by Geography:
Americas	55%			55%
EMEA	28%			29%
Asia Pacific	17%			16%
Total Revenues by Business:
Cloud and license	$32,519	0%	1%	$32,562
Hardware	3,443	-7%	-6%	3,704
Services	3,106	-4%	-3%	3,240
Total revenues	$39,068	-1%	0%	$39,506
% Revenues by Business:
Cloud and license	83%			83%
Hardware	9%			9%
Services	8%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of currency rate fluctuations, our total revenues were flat in fiscal 2020. The constant currency increase in our cloud and license business’ revenues during fiscal 2020 was offset by decreases in our hardware business’ revenues and services business’ revenues. The constant currency increase in our cloud and license business’ revenues during fiscal 2020 relative to fiscal 2019 was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud deployment models and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to our latest technologies and support services. The constant currency decrease in our hardware business’ revenues during fiscal 2020 relative to fiscal 2019 was due to reductions in our hardware products revenues and hardware support revenues primarily due to the emphasis we placed on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of customers that purchased hardware support contracts. The constant currency decrease in our services business’ revenues during fiscal 2020 relative to fiscal 2019 was attributable to declines in our consulting revenues and education revenues. Due to the effects of the COVID-19 pandemic, all three of our businesses’ revenues were adversely impacted during the fourth quarter of fiscal 2020 and some of these effects may continue into fiscal 2021. While we expect these effects to be temporary, the impacts of COVID-19 for fiscal 2021 and future periods are unknown. On a constant currency basis, fiscal 2020 total revenues growth in the EMEA and Asia Pacific regions were partially offset by a decline in the Americas region.

Excluding the effects of currency rate fluctuations, our total operating expenses decreased during fiscal 2020 relative to fiscal 2019 primarily due to lower expenses for substantially all of our operating expense categories other than cloud services and license support expenses, which increased primarily due to headcount and infrastructure investments that were made to support the increase in our cloud and license business’ revenues; and research and development expenses, which increased primarily due to higher stock-based compensation expenses. We curtailed a number of variable expenditures in our fourth quarter of fiscal 2020 including marketing expenses and employee travel expenses in response to COVID-19. We expect certain of these expenses to normalize in future periods provided global economic conditions improve.

In constant currency, our total operating margin and total operating margin as a percentage of total revenues increased in fiscal 2020 due to the decline in our total expenses.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Year Ended May 31,
(in millions)	2020	2019
Cloud services and license support deferred revenues(1)	$4	$20
Amortization of intangible assets(2)	1,586	1,689
Acquisition related and other(3)(5)	56	44
Restructuring(4)	250	443
Stock-based compensation, operating segments(5)	436	518
Stock-based compensation, R&D and G&A(5)	1,154	1,135
Income tax effects(6)	(939)	(1,406)
Income tax reform(7)	—	(389)
	$2,547	$2,054

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of May 31, 2020, estimated future amortization related to intangible assets was as follows (in millions):

Fiscal 2021	$1,351
Fiscal 2022	1,102
Fiscal 2023	679
Fiscal 2024	445
Fiscal 2025	126
Thereafter	35
Total intangible assets, net	$3,738
(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during fiscal 2020 and 2019 primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in the discussion below under “Restructuring Expenses” and in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(5)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2020	2019
Cloud services and license support	$110	$99
Hardware	11	10
Services	54	49
Sales and marketing	261	360
Stock-based compensation, operating segments	436	518
Research and development	1,035	963
General and administrative	119	172
Total stock-based compensation	$1,590	$1,653
(6)

For fiscal 2020 and 2019, the applicable jurisdictional tax rates applied to our income before provision for income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items; and, for fiscal 2019, after excluding a tax benefit arising from the increase of a deferred tax asset associated with a partial realignment of our legal structure and a tax benefit as described in footnote (7) below, resulted in effective tax rates of 18.4% and 18.5% in fiscal 2020 and 2019, respectively, instead of 16.0% and 9.7%, respectively, which represented our effective tax rates as derived per our consolidated statements of operations.

(7)

The fiscal 2019 income tax reform adjustment presented in the table above was due to an adjustment made pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118) related to the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act). The more significant provisions of the Tax Act as applicable to us are described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Cloud and License Business

Our cloud and license business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle license support offerings; Oracle Cloud Services offerings; and Oracle cloud license and on-premise license offerings. License support revenues are typically generated through the sale of license support contracts related to cloud licenses and on-premise licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, host, manage and support. Revenues for our cloud services are generally recognized over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings, and marketing program costs.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Cloud and License Revenues:
Americas(1)	$18,314	-1%	0%	$18,410
EMEA(1)	9,058	-1%	1%	9,168
Asia Pacific(1)	5,151	3%	4%	5,004
Total revenues(1)	32,523	0%	1%	32,582
Expenses:
Cloud services and license support(2)	3,803	6%	7%	3,597
Sales and marketing(2)	7,159	-3%	-2%	7,398
Total expenses(2)	10,962	0%	1%	10,995
Total Margin	$21,561	0%	1%	$21,587
Total Margin %	66%			66%
% Revenues by Geography:
Americas	56%			57%
EMEA	28%			28%
Asia Pacific	16%			15%
Revenues by Offerings:
Cloud services and license support(1)	$27,396	3%	4%	$26,727
Cloud license and on-premise license	5,127	-12%	-11%	5,855
Total revenues(1)	$32,523	0%	1%	$32,582
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support(1)	$11,019	4%	5%	$10,572
Infrastructure cloud services and license support(1)	16,377	1%	3%	16,155
Total cloud services and license support revenues(1)	$27,396	3%	4%	$26,727

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

Excluding the effects of currency rate fluctuations, our cloud and license business’ total revenues increased in fiscal 2020 relative to fiscal 2019 due to growth in our cloud services and license support revenues, which was primarily due to increased customer purchases and renewals of cloud-based services and license support contracts in recent periods for which we delivered such services during fiscal 2020. Our cloud and license business’ revenues were adversely impacted during the fourth quarter of fiscal 2020 due to the COVID-19 pandemic, in particular our cloud license and on-premise license revenues. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 8%, 34% and 58%, respectively, of the constant currency revenue growth for this business in fiscal 2020.

In constant currency, our total cloud and license business’ expenses increased in fiscal 2020 compared to fiscal 2019 due to higher cloud services and license support expenses during fiscal 2020, which were primarily attributable to higher employee related expenses and higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues. These constant currency expense increases were partially offset by lower sales and marketing expenses, which were primarily due to our curtailment of variable expenditures in our fourth quarter of fiscal 2020, including reduced marketing expenses and employee travel expenses, in response to COVID-19.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased in fiscal 2020 compared to fiscal 2019 due to the fiscal 2020 increases in revenues for this business, while total fiscal 2020 margins as a percentage of revenues remained flat.

Hardware Business

Our hardware business’ revenues are generated from the sales of our Oracle Engineered Systems, server, storage, and industry-specific hardware offerings. The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Hardware Revenues:
Americas	$1,758	-7%	-6%	$1,889
EMEA	998	-8%	-5%	1,082
Asia Pacific	687	-6%	-5%	733
Total revenues	3,443	-7%	-6%	3,704
Expenses:
Hardware products and support(1)	1,084	-18%	-17%	1,327
Sales and marketing(1)	456	-12%	-11%	520
Total expenses(1)	1,540	-17%	-15%	1,847
Total Margin	$1,903	2%	4%	$1,857
Total Margin %	55%			50%
% Revenues by Geography:
Americas	51%			51%
EMEA	29%			29%
Asia Pacific	20%			20%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in fiscal 2020 relative to fiscal 2019 due to lower hardware products revenues and lower hardware support revenues. The decreases in hardware products and hardware support revenues in fiscal 2020 relative to fiscal 2019 were primarily attributable to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Our hardware business’ revenues were also adversely impacted during the fourth quarter of fiscal 2020 due to the economic effects caused by COVID-19. These unfavorable impacts to our fiscal 2020 hardware revenues were partially offset by increased hardware revenues related to certain of our strategic hardware offerings, namely our Oracle Exadata offerings.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in fiscal 2020 compared to fiscal 2019 primarily due to lower hardware products expenses, lower hardware support costs, and lower sales and marketing expenses, all of which aligned to lower hardware revenues.

In constant currency, total margin and total margin as a percentage of revenues for our hardware business increased in fiscal 2020 compared to fiscal 2019 primarily due to lower hardware expenses.

Services Business

We offer services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies. Services revenues are generally recognized over time as the services are performed. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Services Revenues:
Americas	$1,496	-5%	-4%	$1,576
EMEA	979	-4%	-1%	1,021
Asia Pacific	631	-2%	-1%	643
Total revenues	3,106	-4%	-3%	3,240
Total Expenses(1)	2,656	-2%	0%	2,703
Total Margin	$450	-16%	-15%	$537
Total Margin %	14%			17%
% Revenues by Geography:
Americas	48%			49%
EMEA	32%			31%
Asia Pacific	20%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased in fiscal 2020 relative to fiscal 2019 primarily due to declines in our consulting services and education services revenues. Our services business revenues were also adversely impacted during the fourth quarter of fiscal 2020 due to the impacts of COVID-19, including the impacts of consulting project delays due to customer resource constraints and jurisdictional restrictions imposed with respect to in-person meetings. In addition, we incurred lower billable travel expenses and lower billable sub-contractor expenses for which we were to be reimbursed by our customers, which reduced the amount of revenues and expenses we reported for this business during fiscal 2020.

In constant currency, total services expenses were flat in fiscal 2020 compared to fiscal 2019 as lower expenses incurred for travel and sub-contractors as described above and lower expenses related to the delivery of our education services were offset by higher employee related expenses associated with our consulting offerings during fiscal 2020.

In constant currency, total margin and total margin as a percentage of total services revenues decreased during fiscal 2020 relative to fiscal 2019 due to the decrease in total revenues for this business.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Research and development(1)	$5,032	-1%	0%	$5,063
Stock-based compensation	1,035	7%	7%	963
Total expenses	$6,067	1%	1%	$6,026
% of Total Revenues	15%			15%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased in fiscal 2020 compared to fiscal 2019 primarily due to an increase in stock-based compensation expenses, modestly higher employee salary expenses, and higher infrastructure expenses during fiscal 2020 that were partially offset by lower variable compensation expenses and lower travel expenses due to the impacts of COVID-19.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
General and administrative(1)	$1,062	-3%	-1%	$1,093
Stock-based compensation	119	-31%	-31%	172
Total expenses	$1,181	-7%	-6%	$1,265
% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of currency rate fluctuations, total general and administrative expenses decreased in fiscal 2020 compared to fiscal 2019 primarily due to lower stock-based compensation expenses, lower professional services fees, lower variable compensation expenses, and lower travel expenses due to the impacts of COVID-19. These decreases were partially offset by modestly higher fiscal 2020 employee salary expenses in constant currency.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Developed technology	$789	-8%	-8%	$857
Cloud services and license support agreements and related relationships	676	-5%	-5%	712
Other	121	2%	2%	120
Total amortization of intangible assets	$1,586	-6%	-6%	$1,689

Amortization of intangible assets decreased in fiscal 2020 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses: Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including adjustments after the measurement period has ended and certain other operating items, net.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Transitional and other employee related costs	$12	-77%	-77%	$49
Business combination adjustments, net	(7)	-67%	-71%	(21)
Other, net	51	227%	228%	16
Total acquisition related and other expenses	$56	27%	29%	$44

On a constant currency basis, acquisition related and other expenses increased during fiscal 2020 due to higher other expenses, net including asset impairment costs related to certain right of use assets and other assets that were abandoned in connection with plans to improve our cost structure and operations prospectively. In addition, during fiscal 2019 we recorded certain business combination related adjustments that benefited our expenses during this period. These increases to our fiscal 2020 expenses growth were partially offset by lower fiscal 2020 transitional employee related costs.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Restructuring expenses	$250	-44%	-42%	$443

Restructuring expenses in fiscal 2020 and 2019 primarily related to our 2019 Restructuring Plan. Our management approved, committed to and initiated the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by our 2019 Restructuring Plan were effected to implement our continued emphasis in developing, marketing and selling our cloud-based offerings. These initiatives impacted certain of our sales and marketing and research and development operations. Cost savings that are expected to be realized pursuant to our 2019 Restructuring Plan initiatives may be offset by investments in resources and geographies that best address the development, marketing and sale of our cloud‑based offerings including investments in our second‑generation cloud infrastructure.

Interest Expense:

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Interest expense	$1,995	-4%	-4%	$2,082

Interest expense decreased in fiscal 2020 compared to fiscal 2019 primarily due to the maturities and repayments of $4.5 billion of senior notes during fiscal 2020 and $2.0 billion of senior notes during fiscal 2019.  This decrease in interest expense during fiscal 2020 was partially offset by additional interest expense incurred related to our issuance of $20.0 billion of senior notes in April 2020.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Interest income	$527	-52%	-51%	$1,092
Foreign currency losses, net	(185)	67%	69%	(111)
Noncontrolling interests in income	(164)	8%	8%	(152)
Other, net	(16)	13%	25%	(14)
Total non-operating income, net	$162	-80%	-80%	$815

On a constant currency basis, our non-operating income, net decreased in fiscal 2020 compared to fiscal 2019 primarily due to lower interest income in fiscal 2020, which was primarily attributable to lower average cash, cash equivalent and marketable securities balances and, to a lesser extent, lower interest rates on these balances during fiscal 2020, and also due to higher fiscal 2020 foreign currency losses.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Provision for income taxes	$1,928	63%	66%	$1,185
Effective tax rate	16.0%			9.7%

Provision for income taxes increased in fiscal 2020 relative to fiscal 2019 primarily due to the absence in fiscal 2020 of tax benefits we recorded in fiscal 2019 attributable to changes in estimates related to our adoption of the Tax Act, as recorded pursuant to SAB 118, and the increase of a deferred tax asset associated with the partial realignment of our legal structure.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2020	Change	2019
Working capital	$34,940	26%	$27,756
Cash, cash equivalents and marketable securities	$43,057	14%	$37,827

Working capital: The increase in working capital as of May 31, 2020 in comparison to May 31, 2019 was primarily due to our issuance of $20.0 billion of long-term senior notes in April 2020 (refer to Recent Financing Activities below for additional information), the favorable impacts to our net current assets resulting from our net income during fiscal 2020 and cash proceeds from stock option exercises. These favorable working capital movements were partially offset by cash used for repurchases of our common stock, the reclassification of $1.0 billion and €1.25 billion of long-term senior notes as current liabilities, cash used to pay dividends to our stockholders during fiscal 2020, and the prospective recognition of current operating lease liabilities associated with our adoption of Topic 842 as of June 1, 2019. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2020 in comparison to May 31, 2019 was primarily due to our issuance of $20.0 billion of long-term senior notes in April 2020, cash inflows generated by our operations and cash inflows from stock option exercises during fiscal 2020. These cash inflows were partially offset by certain cash outflows, primarily $19.2 billion used for repurchases of our common stock, the repayment of $4.5 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss (AOCL) in our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report). As the U.S. Dollar generally strengthened against certain major international currencies during fiscal 2020, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of May 31, 2020 relative to what we would have reported using constant currency rates from the May 31, 2019 balance sheet date.

	Year Ended May 31,
(Dollars in millions)	2020	Change	2019
Net cash provided by operating activities	$13,139	-10%	$14,551
Net cash provided by investing activities	$9,843	-63%	$26,557
Net cash used for financing activities	$(6,132)	-85%	$(42,056)

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

Net cash provided by operating activities decreased during fiscal 2020 compared to fiscal 2019 primarily due to lower net income and certain cash unfavorable changes in the timing of payments received from customers during the fourth quarter of fiscal 2020, which we believe were attributable to the unfavorable global economic effects that resulted from COVID-19. We expect to collect substantially all of these delayed customer payments in future periods.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities decreased during fiscal 2020 primarily due to a fiscal 2020 decrease in proceeds from the maturities and sales of marketable securities and other investments and a fiscal 2020 increase in the purchase of marketable securities and other investments, in each case relative to fiscal 2019.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities during fiscal 2020 decreased compared to fiscal 2019 primarily due to a decrease in our stock repurchases for which we used $19.2 billion in fiscal 2020 in comparison to $36.1 billion in fiscal 2019; and our fiscal 2020 issuance of $20.0 billion of senior notes (none in fiscal 2019).

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

	Year Ended May 31,
(Dollars in millions)	2020	Change	2019
Net cash provided by operating activities	$13,139	-10%	$14,551
Capital expenditures	(1,564)	-6%	(1,660)
Free cash flow	$11,575	-10%	$12,891
Net income	$10,135		$11,083
Free cash flow as percent of net income	114%		116%

Long-Term Customer Financing: We offer certain of our customers the option to acquire licenses, cloud services, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $1.0 billion in each of fiscal 2020 and 2019 and $1.5 billion in fiscal 2018 or approximately 19%, 17% and 25%, respectively, of our cloud license and on-premise license revenues in fiscal 2020, 2019 and 2018, respectively.

Recent Financing Activities:

Cash Dividends: In fiscal 2020, we declared and paid cash dividends of $0.96 per share that totaled $3.1 billion. In June 2020, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock payable on July 28, 2020 to stockholders of record as of the close of business on July 15, 2020. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Senior Notes: In April 2020, we issued $20.0 billion of senior notes comprised of the following:

•	$3.50 billion of 2.50% senior notes due April 2025;
•	$2.25 billion of 2.80% senior notes due April 2027;
•	$3.25 billion of 2.95% senior notes due April 2030;
•	$3.00 billion of 3.60% senior notes due April 2040;
•	$4.50 billion of 3.60% senior notes due April 2050; and

•	$3.50 billion of 3.85% senior notes due April 2060.

We issued the senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of indebtedness and future acquisitions. Additionally, in fiscal 2020, we repaid $4.5 billion of senior notes pursuant to their terms. Additional details regarding our senior notes are included in Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Common Stock Repurchase Program: Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 11, 2019 and March 12, 2020, we announced that our Board of Directors approved expansions of our stock repurchase program collectively totaling $30.0 billion. As of May 31, 2020, approximately $16.6 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 361.0 million shares for $19.2 billion, 733.8 million shares for $36.0 billion, and 238.0 million shares for $11.5 billion in fiscal 2020, 2019 and 2018, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases and pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations: The contractual obligations presented in the table below represent our estimates of future payments under our fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our material contractual obligations as of May 31, 2020:

		Year Ending May 31,
(in millions)	Total	2021	2022	2023	2024	2025	Thereafter
Principal payments on borrowings(1)	$72,115	$2,631	$8,250	$3,750	$3,500	$10,000	$43,984
Interest payments on borrowings(1)	37,664	2,431	2,291	2,150	2,038	1,926	26,828
Operating leases(2)	2,315	616	519	350	252	192	386
Tax obligations(3)	6,046	576	576	576	1,080	1,440	1,798
Purchase obligations and other(4)	1,263	881	66	30	27	23	236
Total contractual obligations	$119,403	$7,135	$11,702	$6,856	$6,897	$13,581	$73,232

(1)	Represents the principal balances and interest payments to be paid in connection with our senior notes and other borrowings outstanding as of May 31, 2020 after considering:
•

certain interest rate swap agreements for certain series of senior notes that have the economic effect of modifying the fixed-interest obligations associated with these senior notes so that they effectively became variable pursuant to a LIBOR-based index. Interest payments on these senior notes have been presented in the table above after consideration of these fixed to variable interest rate swap agreements based upon the interest rates applicable as of May 31, 2020 and are subject to change in future periods;

•

certain cross-currency swap agreements for our €1.25 billion 2.25% senior notes due January 2021 that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed-rate, U.S. Dollar-denominated debt with a fixed annual interest rate. Principal and interest payments for these senior notes were calculated and presented in the table above based on the terms of these cross-currency swap agreements; and

•

certain cross-currency interest rate swap agreements for our €750 million 3.125% senior notes due July 2025 that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt. Principal and interest payments for these senior notes were calculated and presented in the table above based on the terms of these cross-currency interest rate swap agreements as of May 31, 2020 and the interest payments are subject to change in future periods.

Refer to Notes 7 and 10 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to our notes payable and other borrowings and related derivative agreements.

(2)	Represents operating lease liabilities for facilities, data centers, and vehicles.
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

As of May 31, 2020, we had $8.4 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, and all such obligations have been excluded from the contractual obligations table above due to the uncertainty as to when they might be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2021. We are involved in claims and legal proceedings. All such claims and obligations have been excluded from the contractual obligations table above due to the uncertainty of claims and legal proceedings and associated estimates and assumptions, all of which are inherently unpredictable and many aspects of which are out of our control. Notes 14 and 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report includes additional information regarding these contingencies.

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

Selected Quarterly Financial Data

The following tables set forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The sum of the quarterly financial information may vary from annual data due to rounding. Refer to “Seasonality and Cyclicality” in Item 1 and “Business Overview” in Item 7 included elsewhere within this Annual Report for additional information regarding the seasonality of our revenues, expenses and margins and the impacts of COVID-19 on our business during fiscal 2020.

	Fiscal 2020 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 29	May 31
Revenues	$9,218	$9,614	$9,796	$10,440
Gross profit	$7,261	$7,566	$7,832	$8,471
Operating income	$2,877	$3,183	$3,528	$4,309
Net income	$2,137	$2,311	$2,571	$3,116
Earnings per share—basic	$0.64	$0.71	$0.81	$1.01
Earnings per share—diluted	$0.63	$0.69	$0.79	$0.99

	Fiscal 2019 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$9,193	$9,562	$9,614	$11,136
Gross profit	$7,240	$7,561	$7,638	$9,073
Operating income	$2,778	$3,101	$3,399	$4,257
Net income	$2,265	$2,333	$2,745	$3,740
Earnings per share—basic	$0.58	$0.63	$0.78	$1.10
Earnings per share—diluted	$0.57	$0.61	$0.76	$1.07

Restricted Stock-Based Awards and Stock Options

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2017 has been a weighted-average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and stock options are exercised. Of the outstanding stock options at May 31, 2020, which generally have a ten-year exercise period, substantially all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of May 31, 2020, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 9.0%.

During fiscal 2020, the Compensation Committee of the Board of Directors reviewed and approved the annual organization-wide stock-based award grants to selected employees; all stock-based award grants to senior officers; and any individual grant of restricted stock units of 62,500 or greater. The annual organization-wide stock-based award grants to selected employees are generally approved by the Compensation Committee during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. However, we currently do not expect that the annual grant for fiscal 2021 will be approved during this time period. Each member of a separate executive officer committee, referred to as the Plan Committee, was allocated a fiscal 2020 equity budget that could be used throughout the fiscal year to grant equity within his or her organization, subject to certain limitations established by the Compensation Committee.

Restricted stock-based award and stock option activity from June 1, 2017 through May 31, 2020 is summarized as follows (shares in millions):

Restricted stock-based awards and stock options outstanding at May 31, 2017	395
Restricted stock-based awards and stock options granted	231
Restricted stock-based awards vested and issued and stock options exercised	(286)
Forfeitures, cancellations and other, net	(63)
Restricted stock-based awards and stock options outstanding at May 31, 2020	277
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations	56
Weighted-average annualized stock repurchases	(444)
Shares outstanding at May 31, 2020	3,067
Basic weighted-average shares outstanding from June 1, 2017 through May 31, 2020	3,655
Restricted stock-based awards and stock options outstanding as a percent of shares outstanding at May 31, 2020	9.0%
Total restricted stock-based awards and in the money stock options outstanding (based on the closing price of our common stock on the last trading day of fiscal 2020) as a percent of shares outstanding at May 31, 2020	9.0%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2017 through May 31, 2020	1.5%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2017 through May 31, 2020	-10.6%

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

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Cash, cash equivalents, and marketable securities were $43.1 billion and $37.8 billion as of May 31, 2020 and 2019, respectively. Our bank deposits and time deposits are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk and certain other risks. In addition, as of May 31, 2020, substantially all of our marketable securities were high quality with substantially all having maturity dates within one year (a description of our marketable securities held is included in Notes 3 and 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” above). We held a mix of both fixed and floating-rate debt securities. Fixed rate securities may have their market values adversely impacted as interest rates increase, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may vary due to changes in interest rates or we may realize losses if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. The fair values of our fixed-rate debt securities are impacted by interest rate movements and if interest rates would have been higher by 50 basis points as of each of May 31, 2020 and 2019 we estimate the change would have decreased the fair values of our marketable securities holdings by $15 million and $128 million, respectively. We generally do not use our investments for trading purposes.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2020 and 2019, total interest income was $527 million and $1.1 billion, respectively, with our cash, cash equivalents and marketable securities investments yielding an average 1.47% and 2.08%, respectively, on a worldwide basis.

Interest Expense Risk

Interest Expense Risk—Interest Rate Swap Agreements and Cross-Currency Interest Rate Swap Agreements

Our total borrowings were $71.6 billion as of May 31, 2020, consisting of $71.5 billion of fixed-rate borrowings and $113 million of other borrowings. As of May 31, 2020, we held certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our $1.5 billion of 2.80% fixed-rate senior notes due July 2021 (July 2021 Notes), so that the fixed-rate interest payable on these senior notes effectively became variable based on LIBOR. We have also entered into cross-currency interest rate swap agreements to manage the foreign currency exchange rate risk associated with our €750 million of 3.125% fixed-rate senior notes due July 2025 Notes (July 2025 Notes) by effectively converting the fixed-rate, Euro denominated debt, including the annual interest payments and the payment of principal at maturity, to variable-rate, U.S. Dollar denominated debt based on LIBOR. The critical terms of the swap agreements match the critical terms of the July 2021 Notes and July 2025 Notes that the swap agreements pertain to, including the notional amounts and maturity dates. We do not use these swap arrangements for trading purposes. We are accounting for these swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging (ASC 815). The fair values of our outstanding fixed to variable interest rate swap agreements as of May 31, 2020 and 2019 were a $12 million net gain and a $17 million net loss, respectively. We estimate that the changes in the fair values of these swap agreements as of May 31, 2020 and 2019, respectively, were primarily attributable to a decrease and increase, respectively, in forward interest rate prices. If LIBOR-based interest rates would have been higher by 100 basis points as of May 31, 2020 and 2019, the change would have decreased the collective fair values of the fixed to variable swap agreements by $63 million and $90 million, respectively.

By entering into the aforementioned swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our consolidated statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2020 and 2019, if LIBOR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $24 million and $52 million, respectively, as it relates to our fixed to variable interest rate swap agreements and related borrowings, and as of May 31, 2019, as it related to our floating-rate borrowings. Additional details regarding our senior notes and related swap agreements are included in Notes 7 and 10 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. The notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $4.2 billion and $3.8 billion as of May 31, 2020 and 2019, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.9 billion and $3.3 billion as of May 31, 2020 and 2019, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2020 and 2019. Net foreign exchange transaction losses included in non-operating income, net in the accompanying consolidated statements of operations were $185 million and $111 million in fiscal 2020 and 2019, respectively. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are unknown.

Foreign Currency Translation Risk—Impact on Cash, Cash Equivalents and Marketable Securities

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to AOCL on our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report).

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2020, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of May 31, 2020 decreased relative to what we would have reported using a constant currency rate from May 31, 2019. As reported in our consolidated statements of cash flows, the estimated effects of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars was a decrease of $125 million and $158 million for fiscal 2020 and 2019, respectively. If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10% as of May 31, 2020 and May 31, 2019 the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would have decreased by approximately $491 million and $434 million, respectively, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including our Principal Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on our management’s evaluation (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this report, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures were effective as of May 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive and Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2020 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2020. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders (2020 Proxy Statement) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct,” and “Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2020 Proxy Statement under the sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2020 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2020 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2020 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page

Schedule II. Valuation and Qualifying Accounts	117

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oracle Corporation (the Company) as of May 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2020, the related notes and the financial statement schedule listed in the Index at Item 15(a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 22, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Legal Contingencies
Description of the matter

As discussed in Note 17 of the financial statements, the Company is involved in various claims and legal proceedings. The Company accrues a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. For purposes of disclosure, the Company also performs an assessment of the materiality of legal contingencies where a loss is either reasonably possible or it is reasonably possible that an exposure to loss exists in excess of the amount accrued.

The audit of the Company’s accounting for and disclosure of legal contingencies is highly subjective and requires significant judgment in assessing the Company’s evaluation of the probability of a loss, and the estimated amount or range of loss.  These judgments are impacted by uncertainties related to the ultimate outcome of the legal contingencies, the status of the litigation or the appeals processes, and the status of any settlement discussions associated with the legal contingencies.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the identification and evaluation of these matters, including controls over management’s assessment of the probability of incurrence of a loss and whether the loss or range of loss was reasonably estimable.

Our substantive audit procedures, among others, included gaining an understanding of the status of ongoing lawsuits, reviewing letters addressing the matters from internal and external legal counsel, meetings with internal legal counsel to discuss the allegations, and obtaining a representation letter from management on these matters. We also evaluated the Company’s disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Jose, California

June 22, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oracle Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Oracle Corporation as of May 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2020, the related notes, and the financial statement schedule listed in the Index at Item 15(a) 2 and our report June 22, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

June 22, 2020

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2020 and 2019

	May 31,
(in millions, except per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$37,239	$20,514
Marketable securities	5,818	17,313
Trade receivables, net of allowances for doubtful accounts of $409 and $371 as of May 31, 2020 and May 31, 2019, respectively	5,551	5,134
Prepaid expenses and other current assets	3,532	3,425
Total current assets	52,140	46,386
Non-current assets:
Property, plant and equipment, net	6,244	6,252
Intangible assets, net	3,738	5,279
Goodwill, net	43,769	43,779
Deferred tax assets	3,252	2,696
Other non-current assets	6,295	4,317
Total non-current assets	63,298	62,323
Total assets	$115,438	$108,709
LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$2,371	$4,494
Accounts payable	637	580
Accrued compensation and related benefits	1,453	1,628
Deferred revenues	8,002	8,374
Other current liabilities	4,737	3,554
Total current liabilities	17,200	18,630
Non-current liabilities:
Notes payable and other borrowings, non-current	69,226	51,673
Income taxes payable	12,463	13,295
Other non-current liabilities	3,832	2,748
Total non-current liabilities	85,521	67,716
Commitments and contingencies
Oracle Corporation stockholders' equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,067 shares and 3,359 shares as of May 31, 2020 and May 31, 2019, respectively	26,486	26,909
Accumulated deficit	(12,696)	(3,496)
Accumulated other comprehensive loss	(1,716)	(1,628)
Total Oracle Corporation stockholders' equity	12,074	21,785
Noncontrolling interests	643	578
Total equity	12,717	22,363
Total liabilities and equity	$115,438	$108,709

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2020, 2019 and 2018

	Year Ended May 31,
(in millions, except per share data)	2020	2019	2018
Revenues:
Cloud services and license support	$27,392	$26,707	$26,222
Cloud license and on-premise license	5,127	5,855	5,772
Hardware	3,443	3,704	3,994
Services	3,106	3,240	3,395
Total revenues	39,068	39,506	39,383
Operating expenses:
Cloud services and license support(1)	4,006	3,782	3,606
Hardware(1)	1,116	1,360	1,576
Services(1)	2,816	2,853	2,878
Sales and marketing(1)	8,094	8,509	8,433
Research and development	6,067	6,026	6,084
General and administrative	1,181	1,265	1,282
Amortization of intangible assets	1,586	1,689	1,620
Acquisition related and other	56	44	52
Restructuring	250	443	588
Total operating expenses	25,172	25,971	26,119
Operating income	13,896	13,535	13,264
Interest expense	(1,995)	(2,082)	(2,025)
Non-operating income, net	162	815	1,185
Income before provision for income taxes	12,063	12,268	12,424
Provision for income taxes	1,928	1,185	8,837
Net income	$10,135	$11,083	$3,587
Earnings per share:
Basic	$3.16	$3.05	$0.87
Diluted	$3.08	$2.97	$0.85
Weighted average common shares outstanding:
Basic	3,211	3,634	4,121
Diluted	3,294	3,732	4,238

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2020, 2019 and 2018

	Year Ended May 31,
(in millions)	2020	2019	2018
Net income	$10,135	$11,083	$3,587
Other comprehensive (loss) income, net of tax:
Net foreign currency translation losses	(78)	(149)	(291)
Net unrealized (losses) gains on defined benefit plans	(79)	(70)	34
Net unrealized gains (losses) on marketable securities	91	332	(609)
Net unrealized (losses) gains on cash flow hedges	(22)	(52)	37
Total other comprehensive (loss) income, net	(88)	61	(829)
Comprehensive income	$10,047	$11,144	$2,758

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2020, 2019 and 2018

	Common Stock and Additional Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Oracle Corporation Stockholders' Equity
(in millions, except per share data)	Number of Shares	Amount				Noncontrolling Interests	Total Equity
Balances as of May 31, 2017	4,137	$27,065	$28,535	$(860)	$54,740	$390	$55,130
Common stock issued under stock-based compensation plans	105	2,277	—	—	2,277	—	2,277
Common stock issued under stock purchase plans	3	125	—	—	125	—	125
Assumption of stock-based compensation plan awards in connection with acquisitions	—	3	—	—	3	—	3
Stock-based compensation	—	1,607	—	—	1,607	—	1,607
Repurchase of common stock	(238)	(1,632)	(9,871)	—	(11,503)	—	(11,503)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(10)	(506)	—	—	(506)	—	(506)
Cash dividends declared ($0.76 per share)	—	—	(3,140)	—	(3,140)	—	(3,140)
Other, net	—	11	—	—	11	(24)	(13)
Other comprehensive loss, net	—	—	—	(829)	(829)	—	(829)
Net income	—	—	3,587	—	3,587	135	3,722
Balances as of May 31, 2018	3,997	28,950	19,111	(1,689)	46,372	501	46,873
Cumulative-effect of accounting change	—	—	(110)	—	(110)	—	(110)
Common stock issued under stock-based compensation plans	103	2,033	—	—	2,033	—	2,033
Common stock issued under stock purchase plans	2	122	—	—	122	—	122
Assumption of stock-based compensation plan awards in connection with acquisitions	—	8	—	—	8	—	8
Stock-based compensation	—	1,653	—	—	1,653	—	1,653
Repurchase of common stock	(734)	(5,354)	(30,646)	—	(36,000)	—	(36,000)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(9)	(503)	—	—	(503)	—	(503)
Cash dividends declared ($0.81 per share)	—	—	(2,932)	—	(2,932)	—	(2,932)
Other, net	—	—	(2)	—	(2)	(69)	(71)
Other comprehensive income (loss), net	—	—	—	61	61	(6)	55
Net income	—	—	11,083	—	11,083	152	11,235
Balances as of May 31, 2019	3,359	26,909	(3,496)	(1,628)	21,785	578	22,363
Common stock issued under stock-based compensation plans	78	1,470	—	—	1,470	—	1,470
Common stock issued under stock purchase plans	2	118	—	—	118	—	118
Stock-based compensation	—	1,590	—	—	1,590	—	1,590
Repurchase of common stock	(361)	(2,932)	(16,268)	—	(19,200)	—	(19,200)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(11)	(665)	—	—	(665)	—	(665)
Cash dividends declared ($0.96 per share)	—	—	(3,070)	—	(3,070)	—	(3,070)
Other, net	—	(4)	3	—	(1)	(94)	(95)
Other comprehensive loss, net	—	—	—	(88)	(88)	(5)	(93)
Net income	—	—	10,135	—	10,135	164	10,299
Balances as of May 31, 2020	3,067	$26,486	$(12,696)	$(1,716)	$12,074	$643	$12,717

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2020, 2019 and 2018

	Year Ended May 31,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income	$10,135	$11,083	$3,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,382	1,230	1,165
Amortization of intangible assets	1,586	1,689	1,620
Allowances for doubtful accounts receivable	245	190	146
Deferred income taxes	(851)	(1,191)	(847)
Stock-based compensation	1,590	1,653	1,607
Other, net	239	157	(27)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade receivables, net	(690)	(272)	267
Decrease (increase) in prepaid expenses and other assets	665	261	(258)
Decrease in accounts payable and other liabilities	(496)	(102)	(260)
(Decrease) increase in income taxes payable	(444)	(453)	8,150
(Decrease) increase in deferred revenues	(222)	306	236
Net cash provided by operating activities	13,139	14,551	15,386
Cash flows from investing activities:
Purchases of marketable securities and other investments	(5,731)	(1,400)	(25,282)
Proceeds from maturities of marketable securities and other investments	4,687	12,681	20,372
Proceeds from sales of marketable securities	12,575	17,299	2,745
Acquisitions, net of cash acquired	(124)	(363)	(1,724)
Capital expenditures	(1,564)	(1,660)	(1,736)
Net cash provided by (used for) investing activities	9,843	26,557	(5,625)
Cash flows from financing activities:
Payments for repurchases of common stock	(19,240)	(36,140)	(11,347)
Proceeds from issuances of common stock	1,588	2,155	2,402
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(665)	(503)	(506)
Payments of dividends to stockholders	(3,070)	(2,932)	(3,140)
Proceeds from borrowings, net of issuance costs	19,888	—	12,443
Repayments of borrowings	(4,500)	(4,500)	(9,800)
Other, net	(133)	(136)	(34)
Net cash used for financing activities	(6,132)	(42,056)	(9,982)
Effect of exchange rate changes on cash and cash equivalents	(125)	(158)	57
Net increase (decrease) in cash and cash equivalents	16,725	(1,106)	(164)
Cash and cash equivalents at beginning of period	20,514	21,620	21,784
Cash and cash equivalents at end of period	$37,239	$20,514	$21,620
Non-cash investing and financing activities:
Fair values of stock awards assumed in connection with acquisitions	$—	$8	$3
Change in unsettled repurchases of common stock	$(40)	$(140)	$154
Change in unsettled investment purchases	$—	$—	$(303)
Supplemental schedule of cash flow data:
Cash paid for income taxes	$3,218	$2,901	$1,562
Cash paid for interest	$1,972	$2,059	$1,910

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation provides products and services that substantially address all aspects of enterprise information technology (IT) environments, including applications and infrastructure. We deliver our products and services to customers worldwide through a variety of flexible and interoperable IT deployment models, including cloud-based, Cloud at Customer (an instance of Oracle Cloud in the customer’s own data center), on premise and hybrid models. Oracle Cloud Software-as-a-Service and Infrastructure-as-a-Service (SaaS and IaaS, respectively, and collectively, Oracle Cloud Services) offerings provide a comprehensive and integrated stack of applications and infrastructure services delivered via cloud-based deployment models that Oracle deploys, hosts, upgrades, supports and manages for the customer. Customers may also elect to purchase Oracle software and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software products may elect to purchase license support contracts, which provide our customers with rights to unspecified license upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings that are designed to improve customer utilization of their investments in Oracle applications and infrastructure technologies.

Oracle Corporation conducts business globally and was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Basis of Financial Statements

The consolidated financial statements included our accounts and the accounts of our wholly- and majority-owned subsidiaries. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have not been presented separately and instead are included as a component of non-operating income, net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated.

In fiscal 2020, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet, operating and financing lease liabilities and corresponding right-of-use (ROU) assets. We adopted this new standard using the effective date of June 1, 2019 as our initial application date. Consequently, financial information for the comparative periods was not updated. We elected the package of practical expedients permitted under the transition guidance of the new standard, which allows us to carry forward our historical lease classification. The adoption of Topic 842 did not result in a cumulative catch-up adjustment to the opening of our accumulated deficit balance as of June 1, 2019. There was no material impact to our consolidated statements of operations and consolidated statements of cash flows for the year ended May 31, 2020 due to the adoption of Topic 842. Refer to the “Leases” section below for a description of our accounting policy that we have applied since our adoption of Topic 842.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

•	hardware revenues, which include the sale of hardware products, including Oracle Engineered Systems, servers, and storage products, and industry-specific hardware; and hardware support revenues; and
•	services revenues, which are earned from providing cloud-, license- and hardware-related services including consulting, advanced customer services and education services.

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

Cloud services revenues include revenues from Oracle Cloud Services offerings, which deliver applications and infrastructure technologies via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, host, manage, upgrade and support and that customers access by entering into a subscription agreement with us for a stated period. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for customer cloud-based, on-premise or other IT infrastructure for a fee for a stated term.

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

Our services are offered to customers as standalone arrangements or as a part of arrangements to customers buying other products and services. Our consulting services are designed to help our customers to, among others, deploy, architect, integrate, upgrade and secure their investments in Oracle applications and infrastructure

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

technologies. Our advanced customer services are offered as standalone arrangements or as a part of arrangements to customers buying other products and services. We offer these advanced customer services to Oracle customers to enable increased performance and higher availability of Oracle products and services. Education services include instructor-led, media-based and internet-based training in the use of our cloud, software and hardware products.

We apply the provisions of ASC 606, Revenue From Contracts with Customers (ASC 606) as a single standard for revenue recognition that applies to all of our cloud, license, hardware and services arrangements and generally requires revenues to be recognized upon the transfer of control of promised goods or services provided to our customers, reflecting the amount of consideration we expect to receive for those goods or services. Pursuant to ASC 606, revenues are recognized upon the application of the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenues when, or as, the contractual performance obligations are satisfied.

Our customers that we contract with for the provision of cloud services, software, hardware or other services include businesses of many sizes, government agencies, educational institutions and our channel partners, which include resellers and system integrators.

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable, which is included within accounts receivable on our consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for cloud license and on-premise licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for license support and hardware support contracts are generally invoiced annually in advance. Cloud SaaS and IaaS contracts are generally invoiced annually, quarterly or monthly in advance. Services are generally invoiced in advance or as the services are performed. Most contracts that contain a financing component are contracts financed through our Oracle financing division. The transaction price for a contract that is financed through our Oracle financing division is adjusted to reflect the time value of money and interest revenue is recorded as a component of non-operating income, net within our consolidated statements of operations based on market rates in the country in which the transaction is being financed.

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

Revenue Recognition for Cloud Services

Revenues from cloud services provided on a subscription basis are generally recognized ratably over the contractual period that the services are delivered, beginning on the date our service is made available to our customers. We recognize revenue ratably because the customer receives and consumes the benefits of the cloud services throughout the contract period. Revenues from cloud services that are provided on a consumption basis, such as metered services, are generally recognized based on the utilization of the services by the customer.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud license and on-premise license revenues.

Remaining Performance Obligations from Customer Contracts

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our consolidated balance sheets as of May 31, 2020 and 2019. The amount of revenues recognized during the year ended May 31, 2020 and 2019, respectively, that were included in the opening deferred revenues balance as of May 31, 2019 and 2018, respectively, was approximately $8.4 billion and $8.3 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial during each year ended May 31, 2020, 2019 and 2018.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors. In each fiscal year, the amounts and volumes of contracting activity and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. These seasonal impacts influence how our remaining performance obligations change over time and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that we report at a point in time. As of May 31, 2020, our remaining performance obligations were $37.0 billion, approximately 62% of which we expect to recognize as revenues over the next twelve months and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During fiscal 2020, 2019 and 2018, $1.5 billion, $1.8 billion and $1.7 billion, respectively, of our financing receivables were sold to financial institutions.

Business Combinations

We apply the provisions of ASC 805, Business Combinations (ASC 805), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the business acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

subsequent adjustments are recorded to our consolidated statements of operations. Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred. Prior to June 1, 2019, we accounted for operating lease abandonment pursuant to the provisions of ASC 420. Effective June 1, 2019, abandoned operating leases related to an acquired company or our internal operations are accounted for as ROU asset impairment charges pursuant to Topic 842 and are accounted for separately from the business combination. In all periods presented, when estimating the asset impairment charges, assumptions were applied regarding estimated sub-lease payments to be received, which can differ from actual results. This may require us to revise our initial estimates which may affect our results of operations and financial position in the period the revision is made.

For a given business acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts. If we cannot reasonably determine the fair value of a non-income tax related pre-acquisition contingency by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the business acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period or final determination of the net asset values for the business combination, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the business acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Marketable and Non-Marketable Securities

In accordance with ASC 320, Investments—Debt and Equity Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt securities as available-for-sale. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which we record within non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. Substantially all of our marketable debt investments are classified as current based on the nature of the investments and their availability for use in current operations.

Investments in equity securities, other than any equity method investments, are recorded at fair value, if fair value is readily determinable. We hold investments in certain non-marketable equity securities with no readily determinable fair values in which we do not have a controlling interest or significant influence. We measure these equity securities at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Our non-marketable equity securities are included in other non-current assets in the accompanying consolidated balance sheets and are subject to periodic impairment reviews.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair values of these contracts fluctuate from contractually established thresholds. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2020, 2019 or 2018.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six to nine months). Inventories in excess of future demand are written down and charged to hardware expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $211 million and $320 million at May 31, 2020 and 2019, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $778 million and $776 million at May 31, 2020 and 2019, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2020, 2019 or 2018.

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

The carrying amounts of our goodwill and intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors to consider for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. To determine the fair value of each reporting unit we utilize estimates, judgments and assumptions including estimated future cash flows the reporting unit is expected to generate on a discounted basis; the discount rate used as a part of the discounted cash flow analysis; future economic and market conditions; and market comparables of peer companies, among others. If, as per the quantitative test, the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

unit. Our most recent goodwill impairment analysis was performed on March 1, 2020 and did not result in a goodwill impairment charge. We did not recognize impairment charges in fiscal 2019 or 2018.

Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2020, 2019 or 2018. At least annually, we assess the useful lives of our finite lived intangible assets and may adjust the period over which these assets are amortized whenever events or changes in circumstances indicate that a shorter amortization period is more reflective of the period in which these assets contribute to our cash flows.

Derivative Financial Instruments

During fiscal 2020, 2019 and 2018, we used derivative financial instruments to manage foreign currency and interest rate risks (see Note 10 below for additional information). We do not use derivative financial instruments for trading purposes. We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of each reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, loss or gain attributable to the risk being hedged is recognized in earnings in the period of change with a corresponding earnings offset recorded to the item for which the risk is being hedged.

For a derivative instrument designated as a cash flow hedge, each reporting period we record the change in fair value of the derivative to accumulated other comprehensive loss (AOCL) in our consolidated balance sheets, and the change is reclassified to earnings in the period the hedged item affects earnings.

Leases

As referenced above, our accounting policy for leases under ASC 842 was prospectively effective for us as of June 1, 2019. We determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right of Use (ROU) assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components as a single lease component. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

ROU assets related to our operating leases are included in other non-current assets, short-term operating lease liabilities are included in other current liabilities, and long-term operating lease liabilities are included in other non-current liabilities in our consolidated balance sheets. Cash flow movements related to our lease activities are included in prepaid expenses and other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our consolidated statement of cash flows for the year ended May 31, 2020.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the U.S. are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the U.S. are translated into U.S. Dollars using exchange rates at the balance sheet dates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of AOCL in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating income, net in the accompanying consolidated statements of operations were $185 million, $111 million and $74 million in fiscal 2020, 2019 and 2018, respectively.

Stock-Based Compensation

We account for share-based payments to employees, including grants of service-based restricted stock unit awards, performance-based restricted stock unit awards (PSUs), service-based employee stock options, performance-based stock options (PSOs), and purchases under employee stock purchase plans in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. We account for forfeitures of stock-based awards as they occur.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which were included within sales and marketing expenses, were $178 million, $169 million and $138 million in fiscal 2020, 2019 and 2018, respectively.

Research and Development Costs and Software Development Costs

All research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2020, 2019 and 2018.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Year Ended May 31,
(in millions)	2020	2019	2018
Transitional and other employee related costs	$12	$49	$48
Stock-based compensation	—	—	1
Business combination adjustments, net	(7)	(21)	—
Other, net	51	16	3
Total acquisition related and other expenses	$56	$44	$52

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

	Year Ended May 31,
(in millions)	2020	2019	2018
Interest income	$527	$1,092	$1,203
Foreign currency losses, net	(185)	(111)	(74)
Noncontrolling interests in income	(164)	(152)	(135)
Other income (loss), net	(16)	(14)	191
Total non-operating income, net	$162	$815	$1,185

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

Recent Accounting Pronouncements

Financial Instruments: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We are still evaluating the impact, but do not expect the standard to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for us in the first quarter of fiscal 2022, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2020-01 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We will adopt Topic 326 effective June 1, 2020 with the cumulative effect of adoption recorded as an adjustment to accumulated deficit. We currently do not expect that our pending adoption of Topic 326 will have a material effect on our consolidated financial statements.

Income Taxes:  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various areas related to the accounting for income taxes and improve consistent application of Topic 740. ASU 2019-12 is effective for us beginning in fiscal 2022, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2019-12 on our consolidated financial statements.
2.	ACQUISITIONS

Fiscal 2018 Acquisition of Aconex Limited

On March 28, 2018, we completed our acquisition of Aconex Limited (Aconex), a provider of cloud-based collaboration software for construction projects. We have included the financial results of Aconex in our consolidated financial statements from the date of acquisition. These results were not individually material to our

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

consolidated financial statements. The total purchase price for Aconex was approximately $1.2 billion, which consisted of approximately $1.2 billion in cash and $7 million for the fair values of stock options and restricted stock-based awards assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $873 million of goodwill, $377 million of identifiable intangible assets, and $29 million of net liabilities. Goodwill generated from our acquisition of Aconex was primarily attributable to synergies expected to arise after the acquisition and is tax deductible.

Other Fiscal 2020, 2019 and 2018 Acquisitions

During fiscal 2020, 2019 and 2018, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our consolidated financial statements.

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper debt securities, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2020 and 2019. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2020, 2019 and 2018. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2020	2019
Corporate debt securities and other	$6,625	$22,242
Commercial paper debt securities	5,640	—
Money market funds	18,587	5,700
Total investments	$30,852	$27,942
Investments classified as cash equivalents	$25,034	$10,629
Investments classified as marketable securities	$5,818	$17,313

As of May 31, 2020 and 2019, approximately 99% and 33%, respectively, of our marketable securities investments mature within one year and 1% and 67%, respectively, mature within one to four years. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of May 31, 2020 and 2019 and our consolidated statements of cash flows for the years ended May 31, 2020, 2019 and 2018 was nominal.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2020			May 31, 2019
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$4,036	$2,589	$6,625	$4,899	$17,343	$22,242
Commercial paper debt securities	—	5,640	5,640	—	—	—
Money market funds	18,587	—	18,587	5,700	—	5,700
Derivative financial instruments	—	29	29	—	5	5
Total assets	$22,623	$8,258	$30,881	$10,599	$17,348	$27,947
Liabilities:
Derivative financial instruments	$—	$268	$268	$—	$230	$230

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $71.6 billion and $56.1 billion of senior notes and the related fair value hedges (refer to Notes 7 and 10 for additional information) that we had outstanding as of May 31, 2020 and 2019, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at May 31, 2020 and 2019 were $80.9 billion and $58.4 billion, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Life	2020	2019
Computer, network, machinery and equipment	1-5 years	$7,757	$7,214
Buildings and improvements	1-40 years	4,394	4,253
Furniture, fixtures and other	5-15 years	509	554
Land	—	885	896
Construction in progress	—	280	158
Total property, plant and equipment	1-40 years	13,825	13,075
Accumulated depreciation		(7,581)	(6,823)
Total property, plant and equipment, net		$6,244	$6,252

6.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2020 and the net book value of intangible assets as of May 31, 2020 and 2019 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2019	Additions & Adjustments net (1)	Retirements	May 31, 2020	May 31, 2019	Expense	Retirements	May 31, 2020	May 31, 2019	May 31, 2020
Developed technology	$5,406	$31	$(966)	$4,471	$(3,467)	$(789)	$966	$(3,290)	$1,939	$1,181	4
Cloud services and license support agreements and related relationships	5,693	12	(116)	5,589	(2,711)	(676)	116	(3,271)	2,982	2,318	4
Other	1,589	2	(250)	1,341	(1,231)	(121)	250	(1,102)	358	239	4
Total intangible assets, net	$12,688	$45	$(1,332)	$11,401	$(7,409)	$(1,586)	$1,332	$(7,663)	$5,279	$3,738

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2020.

As of May 31, 2020, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2021	$1,351
Fiscal 2022	1,102
Fiscal 2023	679
Fiscal 2024	445
Fiscal 2025	126
Thereafter	35
Total intangible assets, net	$3,738

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for fiscal 2020 and 2019 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2018	$39,600	$2,367	$1,788	$43,755
Goodwill from acquisitions	96	—	—	96
Goodwill adjustments, net(1)	(63)	—	(9)	(72)
Balances as of May 31, 2019	39,633	2,367	1,779	43,779
Goodwill from acquisitions	74	—	—	74
Goodwill adjustments, net(1)	(70)	—	(14)	(84)
Balances as of May 31, 2020	$39,637	$2,367	$1,765	$43,769

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

7.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31, 2020		May 31, 2019
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate senior notes:
$1,750, 5.00%, due July 2019	July 2009	$—	N.A.	$1,750	5.05%
$2,000, 2.25%, due October 2019(1)	July 2014	$—	N.A.	$2,000	2.27%
$1,000, 3.875%, due July 2020	July 2010	$1,000	3.93%	$1,000	3.93%
€1,250, 2.25%, due January 2021(2)(3)	July 2013	$1,371	2.33%	$1,393	2.33%
$1,500, 2.80%, due July 2021(1)	July 2014	$1,500	2.82%	$1,500	2.82%
$4,250, 1.90%, due September 2021	July 2016	$4,250	1.94%	$4,250	1.94%
$2,500, 2.50%, due May 2022	May 2015	$2,500	2.56%	$2,500	2.56%
$2,500, 2.50%, due October 2022	October 2012	$2,500	2.51%	$2,500	2.51%
$1,250, 2.625%, due February 2023	November 2017	$1,250	2.64%	$1,250	2.64%
$1,000, 3.625%, due July 2023	July 2013	$1,000	3.73%	$1,000	3.73%
$2,500, 2.40%, due September 2023	July 2016	$2,500	2.40%	$2,500	2.40%
$2,000, 3.40%, due July 2024	July 2014	$2,000	3.43%	$2,000	3.43%
$2,000, 2.95%, due November 2024	November 2017	$2,000	2.98%	$2,000	2.98%
$3,500, 2.50%, due April 2025(5)	April 2020	$3,500	2.51%	$—	N.A.
$2,500, 2.95%, due May 2025	May 2015	$2,500	3.00%	$2,500	3.00%
€750, 3.125%, due July 2025(2)(4)	July 2013	$823	3.17%	$836	3.17%
$3,000, 2.65%, due July 2026	July 2016	$3,000	2.69%	$3,000	2.69%
$2,250, 2.80%, due April 2027(5)	April 2020	$2,250	2.83%	$—	N.A.
$2,750, 3.25%, due November 2027	November 2017	$2,750	3.26%	$2,750	3.26%
$3,250, 2.95%, due April 2030(5)	April 2020	$3,250	2.96%	$—	N.A.
$500, 3.25%, due May 2030	May 2015	$500	3.30%	$500	3.30%
$1,750, 4.30%, due July 2034	July 2014	$1,750	4.30%	$1,750	4.30%
$1,250, 3.90%, due May 2035	May 2015	$1,250	3.95%	$1,250	3.95%
$1,250, 3.85%, due July 2036	July 2016	$1,250	3.85%	$1,250	3.85%
$1,750, 3.80%, due November 2037	November 2017	$1,750	3.83%	$1,750	3.83%
$1,250, 6.50%, due April 2038	April 2008	$1,250	6.52%	$1,250	6.52%
$1,250, 6.125%, due July 2039	July 2009	$1,250	6.19%	$1,250	6.19%
$3,000, 3.60%, due April 2040(5)	April 2020	$3,000	3.62%	$—	N.A.
$2,250, 5.375%, due July 2040	July 2010	$2,250	5.45%	$2,250	5.45%
$1,000, 4.50%, due July 2044	July 2014	$1,000	4.50%	$1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	$2,000	4.15%	$2,000	4.15%
$3,000, 4.00%, due July 2046	July 2016	$3,000	4.00%	$3,000	4.00%
$2,250, 4.00%, due November 2047	November 2017	$2,250	4.03%	$2,250	4.03%
$4,500, 3.60%, due April 2050(5)	April 2020	$4,500	3.62%	$—	N.A.
$1,250, 4.375%, due May 2055	May 2015	$1,250	4.40%	$1,250	4.40%
$3,500, 3.85%, due April 2060(5)	April 2020	$3,500	3.87%	$—	N.A.
Floating-rate senior notes:
$750, three-month LIBOR plus 0.51%, due October 2019	July 2014	$—	N.A.	$750	3.10%
Revolving credit agreements and other borrowings:
Other borrowings due August 2025	November 2016	$113	3.53%	$113	3.53%
Total senior notes and other borrowings		$71,807		$56,342
Unamortized discount/issuance costs		$(285)		$(202)
Hedge accounting fair value adjustments(1)(4)		$75		$27
Total notes payable and other borrowings		$71,597		$56,167
Notes payable, current		$2,371		$4,494
Notes payable and other borrowings, non-current		$69,226		$51,673

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

(1)

We entered into certain interest rate swap agreements that have the economic effects of modifying the fixed-interest obligations associated with the 2.25% senior notes that were due and were settled in October 2019 (October 2019 Notes) and the 2.80% senior notes due July 2021 (July 2021 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The effective interest rates after consideration of these fixed to variable interest rate swap agreements were 3.07% as of May 31, 2019 for the October 2019 Notes, and 1.99% and 3.22%, respectively, for the July 2021 Notes as of May 31, 2020 and 2019, respectively. Refer to Notes 1 and 10 for a description of our accounting for fair value hedges associated with our July 2021 Notes and to our Annual Report for the year ended May 31, 2019 for a description of our accounting for fair value hedges associated with our October 2019 Notes.

(2)

In July 2013, we issued €2.0 billion of fixed-rate senior notes comprised of €1.25 billion of 2.25% senior notes due January 2021 (January 2021 Notes) and €750 million of 3.125% senior notes due July 2025 (July 2025 Notes, and together with the January 2021 Notes, the Euro Notes). Principal and unamortized discount/issuance costs for the Euro Notes in the table above were calculated using foreign currency exchange rates as of May 31, 2020 and May 31, 2019, respectively. The Euro Notes are registered and trade on the New York Stock Exchange.

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

(4)

In fiscal 2018 we entered into certain cross-currency interest rate swap agreements that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt of $871 million based on LIBOR. The effective interest rates as of May 31, 2020 and 2019 after consideration of the cross-currency interest rate swap agreements were 4.46% and 5.74%, respectively, for the July 2025 Notes. Refer to Notes 1 and 10 for a description of our accounting for fair value hedges.

(5)

In April 2020, we issued $20.0 billion of senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and repayment of indebtedness and future acquisitions. The interest is payable semi-annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

Future principal payments (adjusted for the effects of the cross-currency swap agreements associated with the January 2021 Notes and July 2025 Notes) for all of our borrowings at May 31, 2020 were as follows (in millions):

Fiscal 2021	$2,631
Fiscal 2022	8,250
Fiscal 2023	3,750
Fiscal 2024	3,500
Fiscal 2025	10,000
Thereafter	43,984
Total	$72,115

Senior Notes

Interest is payable semi-annually for the senior notes listed in the above table except for the Euro Notes for which interest is payable annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

The senior notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at May 31, 2020.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

Commercial Paper Program and Commercial Paper Notes

Our existing $3.0 billion commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. As of May 31, 2020 and 2019, we did not have any outstanding commercial paper notes.
8.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). Restructuring costs associated with the 2019 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $261 million and $476 million of restructuring expenses in connection with the 2019 Restructuring Plan in fiscal 2020 and 2019, respectively. We expect to incur the majority of the estimated remaining $105 million of restructuring expenses in fiscal 2021. Any changes to the estimates or timing of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Fiscal 2017 Oracle Restructuring Plan

During fiscal 2017, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2017 Restructuring Plan). Restructuring costs associated with the 2017 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $601 million of restructuring expenses in connection with the 2017 Restructuring Plan in fiscal 2018. Actions pursuant to the 2017 Restructuring Plan were substantially complete as of May 31, 2018.

Summary of All Plans

Fiscal 2020 Activity

	Accrued May 31, 2019(2)	Year Ended May 31, 2020				Accrued May 31, 2020(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2019 Oracle Restructuring Plan(1)
Cloud and license	$72	$140	$(24)	$(112)	$(1)	$75	$303	$370
Hardware	18	28	(1)	(31)	—	14	80	83
Services	15	51	(2)	(37)	—	27	91	123
Other(6)	108	59	10	(111)	(44)	22	263	266
Total Fiscal 2019 Oracle Restructuring Plan	$213	$278	$(17)	$(291)	$(45)	$138	$737	$842
Total other restructuring plans(7)	$49	$—	$(11)	$(8)	$(17)	$13
Total restructuring plans	$262	$278	$(28)	$(299)	$(62)	$151

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

Fiscal 2019 Activity

	Accrued May 31, 2018	Year Ended May 31, 2019				Accrued May 31, 2019(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2019 Oracle Restructuring Plan(1)
Cloud and license	$—	$191	$(4)	$(113)	$(2)	$72
Hardware	—	53	—	(35)	—	18
Services	—	41	1	(27)	—	15
Other(6)	—	190	4	(87)	1	108
Total Fiscal 2019 Oracle Restructuring Plan	$—	$475	$1	$(262)	$(1)	$213
Total other restructuring plans(7)	$282	$5	$(58)	$(181)	$1	$49
Total restructuring plans	$282	$480	$(57)	$(443)	$—	$262

Fiscal 2018 Activity

	Accrued May 31, 2017	Year Ended May 31, 2018				Accrued May 31, 2018
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud and license	$85	$156	$(12)	$(150)	$3	$82
Hardware	31	167	(15)	(122)	—	61
Services	25	48	(4)	(54)	1	16
Other(6)	44	267	(6)	(208)	(7)	90
Total Fiscal 2017 Oracle Restructuring Plan	$185	$638	$(37)	$(534)	$(3)	$249
Total other restructuring plans(7)	$79	$1	$(14)	$(37)	$4	$33
Total restructuring plans	$264	$639	$(51)	$(571)	$1	$282

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)

The balances at May 31, 2020 and 2019 included $150 million and $239 million, respectively, recorded in other current liabilities and $1 million and $23 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current periods presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other adjustments including those related to our adoption of Topic 842 as of June 1, 2019.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
(7)

Other restructuring plans presented in the tables above included condensed information for certain Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the periods presented but for which the periodic impact to our condensed consolidated statements of operations was not significant.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

9.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2020	2019
Cloud services and license support	$6,996	$7,340
Hardware	613	635
Services	365	360
Cloud license and on-premise license	28	39
Deferred revenues, current	8,002	8,374
Deferred revenues, non-current (in other non-current liabilities)	597	669
Total deferred revenues	$8,599	$9,043

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

In connection with our acquisitions, we have estimated the fair values of the cloud services and license support performance obligations assumed from our acquired companies. We generally have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the cloud services and license support deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods. Refer to Note 15 for additional information.
10.	DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges—Interest Rate Swap Agreements and Cross-Currency Interest Rate Swap Agreements

In May 2018, we entered into certain cross-currency interest rate swap agreements to manage the foreign currency exchange rate risk associated with our July 2025 Notes by effectively converting the fixed-rate, Euro denominated 2025 Notes, including the annual interest payments and the payment of principal at maturity, to variable-rate, U.S. Dollar denominated debt based on LIBOR. In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our July 2021 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the swap agreements match the critical terms of the July 2025 Notes and July 2021 Notes that the swap agreements pertain to, including the notional amounts and maturity dates.

We have designated the aforementioned swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. The changes in fair values of the cross-currency interest rate swap agreements associated with our July 2025 Notes are recognized as interest expense and non-operating income, net in our consolidated statements of operations with the corresponding amounts included in non-current assets or non-current liabilities in our consolidated balance sheets.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

The changes in fair values of our interest rate swap agreements associated with our July 2021 Notes are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other non-current assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the interest rate risk being hedged is recognized as interest expense and amount of net gain (loss) attributable to the foreign exchange risk being hedged, as applicable, is recognized as non-operating income, net in our consolidated statements of operations with the corresponding amount included in notes payable, current or notes payable, non-current. We exclude the portion of the change in fair value of cross-currency interest rate swap agreements attributable to the related cross-currency basis spread in our assessment of hedge effectiveness. The change in fair value of these cross-currency interest rate swap agreements attributable to the cross-currency basis spread is included in AOCL. The periodic interest settlements for the swap agreements for the July 2025 Notes and July 2021 Notes are recorded as interest expense and are included as a part of cash flows from operating activities and, for the swap agreements associated with the July 2025 Notes, the cash flows that pertain to the principal balance are classified as financing activities.

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

We used the hypothetical derivative method to assess the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other current assets or other current liabilities in our consolidated balance sheets. We reflect the gains or losses on the effective portion of these cross-currency swap agreements in AOCL in our consolidated balance sheets and an amount is reclassified out of AOCL into non-operating income, net in the same period that the carrying values of the Euro-denominated January 2021 Notes are remeasured and the interest expense is recognized. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

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

May 31, 2020

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

As of May 31, 2020 and 2019, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $4.2 billion and $3.8 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.9 billion and $3.3 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2020 and 2019. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

		Fair Value as of May 31,
(in millions)	Balance Sheet Location	2020	2019
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$29	$5
Total derivative assets		$29	$5
Derivative liabilities:
Cross-currency swap agreements designated as cash flow hedges	Other current liabilities	$251	$—
Interest rate swap agreements designated as fair value hedges	Other current liabilities	—	5
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	17	17
Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	—	208
Total derivative liabilities		$268	$230

Effects of Fair Value Hedging Relationships on Hedged Items in Consolidated Balance Sheets

	May 31,
(in millions)	2020	2019
Notes payable, current:
Carrying amount of hedged item	$—	$1,994
Cumulative hedging adjustments included in the carrying amount	—	(5)
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	3,680	3,652
Cumulative hedging adjustments included in the carrying amount	75	44

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

Effects of Derivative Instruments Designated as Hedges on Income

	Year Ended May 31,
	2020		2019		2018
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Consolidated statements of operations line amounts in which the hedge effects were recorded	$162	$(1,995)	$815	$(2,082)	$1,185	$(2,025)
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instruments	$—	$29	$—	$31	$—	$(66)
Hedged items	—	(29)	—	(31)	—	66
Cross-currency interest rate swaps designated as fair value hedges:
Derivative instruments	(7)	7	(38)	27	—	—
Hedged items	3	(7)	38	(27)	—	—
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI or OCL	(21)	—	(53)	—	51	—
Total gain (loss) on hedges recognized in income	$(25)	$—	$(53)	$—	$51	$—

Gain (Loss) on Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI) or Loss (OCL)

	Year Ended May 31,
(in millions)	2020	2019	2018
Cross-currency swap agreements designated as cash flow hedges	$(43)	$(105)	$88

11.	LEASES, OTHER COMMITMENTS AND CERTAIN CONTINGENCIES

Leases

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of May 31, 2020, our operating leases substantially have remaining terms of one year to twelve years, some of which include options to extend and/or terminate the leases.

For fiscal 2020, operating lease expenses totaled $599 million, net of sublease income of $16 million. At May 31, 2020, ROU assets, current lease liabilities and non-current lease liabilities for our operating leases were $2.0 billion, $575 million and $1.5 billion, respectively. We recorded ROU assets of $2.8 billion in exchange for operating lease obligations during the year ended May 31, 2020, which included $1.9 billion for operating leases existing on June 1, 2019 that were recognized upon our initial adoption of Topic 842 and $849 million for operating leases that were contracted during fiscal 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $663 million for year ended May 31, 2020. As of May 31, 2020, the weighted average remaining lease term for operating leases was approximately six years and the weighted average discount rate used for calculating operating lease obligations was 3.2%. As of May 31, 2020, we have $411 million of additional operating lease commitments, primarily for data centers, that commence in fiscal 2021 for terms of one to ten years that are not reflected on our consolidated balance sheet as of May 31, 2020 or in the maturities table below.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

Maturities of operating lease liabilities were as follows as of May 31, 2020 (in millions):

Fiscal 2021	$616
Fiscal 2022	519
Fiscal 2023	350
Fiscal 2024	252
Fiscal 2025	192
Thereafter	386
Total operating lease payments	2,315
Less: imputed interest	(217)
Total operating lease liability	$2,098

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable and legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our hardware products and to perform final assembly and testing of finished hardware products. We also obtain individual components for our hardware products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amounts disclosed below. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in the amounts below, as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of May 31, 2020, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2021	$881
Fiscal 2022	66
Fiscal 2023	30
Fiscal 2024	27
Fiscal 2025	23
Thereafter	236
Total	$1,263

As described in Notes 7 and 10 above, as of May 31, 2020 we have senior notes and other borrowings that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 11, 2019 and March 12, 2020, we announced that our Board of Directors approved expansions of our stock repurchase program collectively totaling $30.0 billion. As of May 31, 2020, approximately $16.6 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 361.0 million shares for $19.2 billion, 733.8 million shares for $36.0 billion, and 238.0 million shares for $11.5 billion in fiscal 2020, 2019 and 2018, respectively, under the stock repurchase program.

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

Dividends on Common Stock

During fiscal 2020, 2019 and 2018, our Board of Directors declared cash dividends of $0.96, $0.81 and $0.76 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2020, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock. The dividend is payable on July 28, 2020 to stockholders of record as of the close of business on July 15, 2020. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our AOCL, net of income taxes:

	May 31,
(in millions)	2020	2019
Foreign currency translation losses	$(1,254)	$(1,176)
Unrealized losses on defined benefit plans, net	(471)	(392)
Unrealized gains (losses) on marketable securities, net	1	(90)
Unrealized gains on cash flow hedges, net	8	30
Total accumulated other comprehensive loss	$(1,716)	$(1,628)

13.	EMPLOYEE BENEFIT PLANS

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

As of May 31, 2020, the 2000 Plan had 97 million unvested RSUs outstanding, 54 million PSOs outstanding and service-based stock options (SOs) to purchase 120 million shares of common stock outstanding of which 112 million shares were vested. As of May 31, 2020, approximately 212 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights or stock appreciation rights under the 2000 Plan. The 2000 Plan is scheduled to expire on the date of Oracle’s annual meeting of stockholders in November 2020.

The vesting schedule for all awards granted under the 2000 Plan is established by the Compensation Committee of the Board of Directors. RSUs generally require service-based vesting of 25% annually over four years. The vesting schedule for PSUs currently requires achieving performance targets and providing service over four fiscal years. SOs are granted at not less than fair market value, become exercisable generally 25% annually over four years of service, and generally expire 10 years from the date of grant. PSOs granted to our Chief Executive Officer and Chief Technology Officer in fiscal 2018 consist of seven numerically equivalent vesting tranches that potentially may

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

vest. One tranche vests solely on the attainment of a market-based metric. The remaining six tranches require the attainment of both a performance metric and a market capitalization metric. In each case, the market-based metric, performance metrics and market capitalization metrics for the PSOs may be achieved at any time during a five year performance period, assuming continued employment and service through the date the Compensation Committee of the Board of Directors certifies that performance has been achieved. The PSOs have contractual lives of eight years in comparison to the typical ten year contractual lives for SOs. For the six tranches of the PSOs with both performance and market conditions, stock-based compensation expense is to be recognized once each vesting tranche becomes probable of achievement over the longer of the estimated implicit service period or derived service. Stock-based compensation associated with a vesting tranche where vesting is no longer determined to be probable is reversed on a cumulative basis and is no longer prospectively recognized in the period when such a determination is made. We have preliminarily estimated service periods for those tranches that have been deemed probable of achievement to be up to five years. Stock-based compensation for the market-based tranche will be recognized using the derived service period for the market-based metric achievement, which we have initially estimated to be approximately three years.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Plan (the Directors’ Plan), which provides for the issuance of RSUs and other stock-based awards, including non-qualified stock options, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). In prior years, we granted stock options at not less than fair market value, that vest over four years, and expire no more than 10 years from the date of grant. We currently grant RSUs only that vest fully on the one-year anniversary of the date of grant. The Directors’ Plan was most recently amended on April 29, 2016 and permits the Compensation Committee of the Board to determine the amount and form of automatic grants of stock awards, if any, to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. In April 2020, the Compensation Committee reduced the maximum value of the annual automatic RSU grants to each non-employee director from $400,000 to $350,000 and eliminated all equity grants for chairing board committees. As of May 31, 2020, approximately 81,000 unvested RSUs and stock options to purchase approximately 1 million shares of common stock (all of which were vested) were outstanding under the Directors’ Plan. As of May 31, 2020, approximately 1 million shares were available for future stock awards under this plan.

In connection with certain of our acquisitions, we assumed certain outstanding restricted stock-based awards and stock options under each acquired company’s respective stock plans, or we substituted substantially similar awards under the 2000 Plan. These restricted stock-based awards and stock options assumed or substituted generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2020, stock options to purchase approximately 1 million shares of common stock were outstanding under acquired company stock plans that Oracle assumed.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

The following table summarizes restricted stock-based award activity, including service-based awards and performance-based awards, granted pursuant to Oracle-based stock plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2020:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2017	83	$39.18
Granted	44	$47.42
Vested and Issued	(27)	$39.10
Canceled	(11)	$41.97
Balance, May 31, 2018	89	$42.93
Granted	53	$42.47
Vested and Issued	(31)	$41.85
Canceled	(12)	$42.97
Balance, May 31, 2019	99	$43.01
Granted	50	$53.38
Vested and Issued	(34)	$42.67
Canceled	(14)	$46.81
Balance, May 31, 2020	101	$48.36

The total grant date fair value of restricted stock-based awards that were vested and issued in fiscal 2020, 2019 and 2018 was $1.5 billion, $1.3 billion and $1.0 billion, respectively. As of May 31, 2020, total unrecognized stock-based compensation expense related to non-vested restricted stock-based awards was $3.2 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.72 years.

No PSUs were granted in fiscal 2020, 2019 or 2018. In fiscal 2017, PSUs were granted that vest upon the attainment of certain performance metrics and service-based vesting. In fiscal 2020, 1.1 million PSUs vested and were issued and 0.3 million PSUs remained outstanding as of May 31, 2020.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

The following table summarizes stock option activity, including SOs and PSOs, and includes awards granted pursuant to the 2000 Plan and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2020:

	Options Outstanding
(in millions, except exercise price)	Shares Under Stock Option	Weighted-Average Exercise Price
Balance, May 31, 2017	312	$29.02
Granted(1)	77	$50.95
Exercised	(78)	$28.78
Canceled	(7)	$45.70
Balance, May 31, 2018	304	$36.11
Granted	7	$43.47
Exercised	(72)	$28.32
Canceled	(17)	$49.28
Balance, May 31, 2019	222	$37.78
Granted	—	$—
Exercised	(44)	$33.18
Canceled	(2)	$44.76
Balance, May 31, 2020	176	$38.86

(1)	Awards granted in fiscal 2018 included 66.5 million PSOs granted in total to certain executive officers, the contractual terms of which are described in greater detail above.

Stock options outstanding that have vested and that are expected to vest as of May 31, 2020 were as follows:

	Outstanding Stock Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	113	$32.70	2.53	$2,392
Expected to vest(2)	14	$46.59	6.57	99
Total	127	$34.20	2.97	$2,491

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2020 of $53.77 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2020 was approximately $64 million and is expected to be recognized over a weighted-average period of 1.94 years. Approximately 49 million shares outstanding as of May 31, 2020 were not expected to vest.

Stock-Based Compensation Expense and Valuations of Stock Awards

We estimated the fair values of our restricted stock-based awards that are solely subject to service-based vesting requirements based upon their market values as of the grant dates, discounted for the present values of expected dividends.

Stock-based compensation expense was included in the following operating expense line items in our consolidated statements of operations:

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

	Year Ended May 31,
(in millions)	2020	2019	2018
Cloud services and license support	$110	$99	$82
Hardware	11	10	10
Services	54	49	52
Sales and marketing	261	360	361
Research and development	1,035	963	921
General and administrative	119	172	180
Acquisition related and other	—	—	1
Total stock-based compensation	1,590	1,653	1,607
Estimated income tax benefit included in provision for income taxes	(343)	(358)	(451)
Total stock-based compensation, net of estimated income tax benefit	$1,247	$1,295	$1,156

Tax Benefits from Exercises of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $1.5 billion, $2.0 billion and $2.3 billion for fiscal 2020, 2019 and 2018, respectively. The total aggregate intrinsic value of restricted stock-based awards that vested and were issued and stock options that were exercised was $2.9 billion, $3.1 billion and $3.0 billion for fiscal 2020, 2019 and 2018, respectively. In connection with the vesting and issuance of restricted stock-based awards and stock options that were exercised, the tax benefits realized by us were $638 million, $692 million and $860 million for fiscal 2020, 2019 and 2018, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2020, 44 million shares were reserved for future issuances under the Purchase Plan. We issued 2 million shares in each of fiscal 2020 and 2019, respectively, and 3 million shares in fiscal 2018 under the Purchase Plan.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $376 million, $380 million and $384 million for fiscal 2020, 2019 and 2018, respectively.

In the U.S., regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $152 million, $154 million and $151 million in fiscal 2020, 2019 and 2018, respectively.

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $636 million and approximately $566 million as of May 31, 2020 and 2019, respectively, and were presented in other non-current assets and other non-current liabilities in the accompanying consolidated balance sheets.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $97 million, $90 million and $102 million for fiscal 2020, 2019 and 2018, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans as of May 31, 2020 were $1.3 billion and $884 million, respectively, and as of May 31, 2019 were $1.2 billion and $821 million, respectively.
14.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes for fiscal 2020 varied from the tax computed at the U.S. federal statutory income tax rate primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income (GILTI). During fiscal 2019, we recorded a net benefit of $389 million in accordance with SEC Staff Accounting Bulletin No. 118 (SAB 118) related to adjustments in our estimates of the one-time transition tax on certain foreign subsidiary earnings, and the remeasurement of our net deferred tax assets and liabilities affected by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act). Our provision for income taxes for fiscal 2019 varied from the 21% U.S. statutory rate imposed by the Tax Act primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction, GILTI, and the aforementioned $389 million net reduction to our transition tax recorded consistent with the provision of SAB 118. Our provision for income taxes for fiscal 2018 varied from the 21% U.S. statutory rate imposed by the Tax Act primarily due to the impacts of the Tax Act upon our adoption date of January 1, 2018 including the impacts of the transition tax, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction.

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2020	2019	2018
Domestic	$3,890	$3,774	$3,366
Foreign	8,173	8,494	9,058
Income before provision for income taxes	$12,063	$12,268	$12,424

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2020	2019	2018
Current provision:
Federal	$1,616	$979	$8,320
State	19	300	264
Foreign	1,144	1,097	1,100
Total current provision	$2,779	$2,376	$9,684
Deferred benefit:
Federal	$(983)	$483	$(827)
State	50	(28)	(26)
Foreign	82	(1,646)	6
Total deferred benefit	$(851)	$(1,191)	$(847)
Total provision for income taxes	$1,928	$1,185	$8,837
Effective income tax rate	16.0%	9.7%	71.1%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows (certain prior year amounts have been reclassified to conform to the current year’s presentation):

	Year Ended May 31,
(Dollars in millions)	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	29.2%
Tax provision at statutory rate	$2,533	$2,576	$3,629
Impact of the Tax Act of 2017:
One-time transition tax	—	(529)	7,781
Deferred tax effects	—	140	(911)
Foreign earnings at other than United States rates	(496)	(1,053)	(1,132)
State tax expense, net of federal benefit	172	163	121
Settlements and releases from judicial decisions and statute expirations, net	(137)	(132)	(252)
Tax contingency interest accrual, net	163	245	105
Domestic production activity deduction	—	—	(87)
Federal research and development credit	(151)	(159)	(174)
Stock-based compensation	(166)	(201)	(302)
Other, net	10	135	59
Total provision for income taxes	$1,928	$1,185	$8,837

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

The components of our deferred tax assets and liabilities were as follows:

	May 31,
(in millions)	2020	2019
Deferred tax assets:
Accruals and allowances	$469	$541
Employee compensation and benefits	638	646
Differences in timing of revenue recognition	524	322
Lease liabilities	253	—
Basis of property, plant and equipment and intangible assets	1,115	1,238
Tax credit and net operating loss carryforwards	3,871	3,717
Total deferred tax assets	6,870	6,464
Valuation allowance	(1,359)	(1,266)
Total deferred tax assets, net	5,511	5,198
Deferred tax liabilities:
Unrealized gain on stock	(78)	(78)
Acquired intangible assets	(561)	(973)
GILTI deferred	(1,108)	(1,515)
ROU assets	(241)	—
Withholding taxes on foreign earnings	(171)	(91)
Other	(141)	(109)
Total deferred tax liabilities	(2,300)	(2,766)
Net deferred tax assets	$3,211	$2,432
Recorded as:
Non-current deferred tax assets	$3,252	$2,696
Non-current deferred tax liabilities (in other non-current liabilities)	(41)	(264)
Net deferred tax assets	$3,211	$2,432

We provide for taxes on the undistributed earnings of foreign subsidiaries. We do not provide for taxes on other outside basis temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At May 31, 2020, the amount of temporary differences related to other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was approximately $7.9 billion. If the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2020, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these other outside basis temporary differences would be approximately $1.5 billion.

Our net deferred tax assets were $3.2 billion and $2.4 billion as of May 31, 2020 and 2019, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

The valuation allowance was $1.4 billion and $1.3 billion as of May 31, 2020 and 2019, respectively. A majority of the valuation allowances as of May 31, 2020 and 2019 related to tax assets established in purchase accounting and other tax credits. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2020, we had federal net operating loss carryforwards of approximately $597 million, which are subject to limitation on their utilization. Approximately $537 million of these federal net operating losses expire in various years between fiscal 2021 and fiscal 2038. Approximately $60 million of these federal net operating losses are not currently subject to expiration dates. We had state net operating loss carryforwards of approximately $2.0 billion at May 31, 2020, which expire between fiscal 2021 and fiscal 2038 and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.9 billion at May 31, 2020, which are subject to limitations on their utilization. Approximately $1.7 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $133 million, expire between fiscal 2021 and fiscal 2040. We had tax credit carryforwards of approximately $1.1 billion at May 31, 2020, which are subject to limitations on their utilization. Approximately $741 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $357 million, expire in various years between fiscal 2021 and fiscal 2038.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2020	2019	2018
Gross unrecognized tax benefits as of June 1	$6,348	$5,592	$4,919
Increases related to tax positions from prior fiscal years	624	772	200
Decreases related to tax positions from prior fiscal years	(298)	(135)	(65)
Increases related to tax positions taken during current fiscal year	628	540	840
Settlements with tax authorities	(177)	(153)	(42)
Lapses of statutes of limitation	(116)	(202)	(273)
Cumulative translation adjustments and other, net	(37)	(66)	13
Total gross unrecognized tax benefits as of May 31	$6,972	$6,348	$5,592

As of May 31, 2020, 2019 and 2018, $4.3 billion, $4.2 billion and $4.2 billion, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $202 million, $312 million and $127 million during fiscal 2020, 2019 and 2018, respectively. Interest and penalties accrued as of May 31, 2020 and 2019 were $1.4 billion and $1.3 billion, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2017. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, transfer pricing, extraterritorial income exemptions, domestic production activity, foreign tax credits, and research and development credits taken. With all of these domestic audit issues considered in the aggregate, we believe that it was reasonably possible that, as of May 31, 2020, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $1.1 billion ($1.0 billion net of offsetting tax benefits). Our U.S. federal income tax returns have been examined for all years prior to fiscal 2010 and we are no longer subject to audit for those periods. Our U.S. state income tax returns, with

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

some exceptions, have been examined for all years prior to fiscal 2007 and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe that it was reasonably possible that, as of May 31, 2020, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) by as much as $105 million ($42 million net of offsetting tax benefits) in the next 12 months related primarily to transfer pricing. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

We believe that we have adequately provided under GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof. On June 22, 2020 the U.S. Supreme Court declined a Writ of Certiorari in the case of Altera Corp vs Commissioner challenging a decision by the Ninth Circuit Court of Appeals (which itself reversed a previous decision of the U.S. Tax Court) holding that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-sharing calculations were valid. Our consolidated financial statements have been prepared consistent with this outcome, and accordingly no adjustments will be required as the result of this development.

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, India, Indonesia, Israel, South Korea, Mexico, Pakistan, Saudi Arabia and Spain, where the amounts under controversy are significant. In some, although not all cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

15.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers (CODMs) are our Chief Executive Officer and Chief Technology Officer. We are organized by line of business and geographically. While our CODMs evaluate results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. The tabular information below presents the financial information provided to our CODMs for their review and assists our CODMs with evaluating the company’s performance and allocating company resources.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

The following table presents summary results for each of our three businesses for each of fiscal 2020, 2019 and 2018:

	Year Ended May 31,
(in millions)	2020	2019	2018
Cloud and license:
Revenues(1)	$32,523	$32,582	$32,041
Cloud services and license support expenses	3,803	3,597	3,441
Sales and marketing expenses	7,159	7,398	7,213
Margin(2)	$21,561	$21,587	$21,387
Hardware:
Revenues	$3,443	$3,704	$3,994
Hardware products and support expenses	1,084	1,327	1,547
Sales and marketing expenses	456	520	643
Margin(2)	$1,903	$1,857	$1,804
Services:
Revenues	$3,106	$3,240	$3,395
Services expenses	2,656	2,703	2,729
Margin(2)	$450	$537	$666
Totals:
Revenues(1)	$39,072	$39,526	$39,430
Expenses	15,158	15,545	15,573
Margin(2)	$23,914	$23,981	$23,857

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

May 31, 2020

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2020	2019	2018
Total revenues for operating segments	$39,072	$39,526	$39,430
Cloud and license revenues(1)	(4)	(20)	(47)
Total revenues	$39,068	$39,506	$39,383

Total margin for operating segments	$23,914	$23,981	$23,857
Cloud and license revenues(1)	(4)	(20)	(47)
Research and development	(6,067)	(6,026)	(6,084)
General and administrative	(1,181)	(1,265)	(1,282)
Amortization of intangible assets	(1,586)	(1,689)	(1,620)
Acquisition related and other	(56)	(44)	(52)
Restructuring	(250)	(443)	(588)
Stock-based compensation for operating segments	(436)	(518)	(505)
Expense allocations and other, net	(438)	(441)	(415)
Interest expense	(1,995)	(2,082)	(2,025)
Non-operating income, net	162	815	1,185
Income before provision for income taxes	$12,063	$12,268	$12,424

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

Disaggregation of Revenues

We have considered information that is regularly reviewed by our CODMs in evaluating financial performance, and disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues to depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The principal category we use to disaggregate revenues is the nature of our products and services as presented in our consolidated statements of operations, the total of which is reconciled to revenues from our reportable segments as per the preceding tables of this footnote.

The following table is a summary of our total revenues by geographic region. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for each of fiscal 2020, 2019 and 2018:

	Year Ended May 31,
(in millions)	2020	2019	2018
Americas	$21,563	$21,856	$21,648
EMEA(1)	11,035	11,270	11,409
Asia Pacific	6,470	6,380	6,326
Total revenues	$39,068	$39,506	$39,383

(1)	Comprised of Europe, the Middle East and Africa

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems.

	Year Ended May 31,
(in millions)	2020	2019	2018
Applications cloud services and license support	$11,015	$10,553	$10,038
Infrastructure cloud services and license support	16,377	16,154	16,184
Total cloud services and license support revenues	$27,392	$26,707	$26,222

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2020, 2019 or 2018.

	As of and for the Year Ended May 31,
	2020		2019		2018
(in millions)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)
United States	$18,428	$6,012	$18,596	$5,318	$18,330	$4,976
Japan	1,977	655	1,848	422	1,716	388
United Kingdom	1,904	472	2,054	423	2,093	510
Germany	1,510	418	1,583	263	1,526	179
Canada	1,162	169	1,166	87	1,200	78
Other countries	14,087	1,977	14,259	1,356	14,518	1,223
Total	$39,068	$9,703	$39,506	$7,869	$39,383	$7,354

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.
16.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2020	2019	2018
Net income	$10,135	$11,083	$3,587
Weighted average common shares outstanding	3,211	3,634	4,121
Dilutive effect of employee stock plans	83	98	117
Dilutive weighted average common shares outstanding	3,294	3,732	4,238
Basic earnings per share	$3.16	$3.05	$0.87
Diluted earnings per share	$3.08	$2.97	$0.85
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	56	71	64

(1)

These weighted shares relate to anti-dilutive restricted service based stock‑based awards and stock options as calculated using the treasury stock method and contingently issuable shares under PSO and PSU agreements. Such shares could be dilutive in the future. See Note 13 for information regarding the exercise prices of our outstanding, unexercised stock options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

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

On April 20, 2020, after our Chief Executive Officer and Chief Technology Officer indicated that they might challenge plaintiff’s standing to pursue this matter, an additional plaintiff moved to intervene in this case. On April 29, 2020, the court granted that plaintiff’s motion to intervene. On May 7, 2020, our Chief Executive Officer and Chief Technology Officer filed a motion for summary judgment, seeking to have the plaintiff that filed the July 18, 2017 complaint dismissed from the case for lack of standing, arguing that this plaintiff had not continuously owned Oracle stock during the relevant time period. This motion is scheduled for oral argument on July 9, 2020.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then-two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our then-two Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020. On April 23, 2020, defendants filed a motion to dismiss, which is scheduled for hearing on September 24, 2020. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

On May 8, 2019, a second derivative action was filed in the U.S. District Court for the Northern District of California. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our then-two Chief Executive Officers, one former Oracle executive, and Oracle as a nominal defendant. Plaintiff claims that the alleged actions described in the August 10, 2018 class

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2020

action discussed above caused harm to Oracle, and plaintiff raises further allegations of impropriety relating to Oracle’s stock buybacks and acquisition of NetSuite. Plaintiff asserts claims for violation of securities laws, violation of fiduciary duties, contribution and indemnification. Plaintiff seeks a ruling that the case may proceed as a derivative action, and seeks damages, declaratory and other equitable relief, attorneys’ and expert fees and costs. On June 4, 2019, the court issued an order finding that this case was related to the derivative case above and staying the case under the court’s prior stay order. On July 8, 2019, plaintiffs in the two derivative actions filed a consolidated complaint. The actions remain stayed.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2018	$319	$146	$(98)	$3	$370
May 31, 2019	$370	$190	$(188)	$(1)	$371
May 31, 2020	$371	$245	$(195)	$(12)	$409

Item 16.	Form 10-K Summary

None.

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.01	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	6/16/16	Oracle Corporation

4.01	Specimen Certificate of Oracle Corporation’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.04	Form of 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Note	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.05	Form of 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Note	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.06	Forms of Original 2020 Note and Original 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

4.07	Forms of New 2020 Note and New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.08	Form of 2.50% Note due 2022, together with Officers’ Certificate issued October 25, 2012 setting forth the terms of the Note	8-K	000-51788	4.10	10/25/12	Oracle Corporation

4.09	Forms of 2.25% Note due 2021 and 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Notes	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.10	Form of 3.625% Note due 2023, together with Officers’ Certificate issued July 16, 2013 setting forth the terms of the Note	8-K	001-35992	4.12	7/16/13	Oracle Corporation

4.11	Forms of 2.80% Note due 2021, 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.12	Forms of 2.50% Notes due 2022, 2.95% Notes due 2025, 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

4.13	Forms of 1.90% Notes due 2021, 2.40% Notes due 2023, 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

4.14	Forms of 2.625% Notes due 2023, 2.950% Notes due 2024, 3.250% Notes due 2027, 3.800% Notes due 2037 and 4.000% Notes due 2047, together with Officers’ Certificate issued November 9, 2017 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/17	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.15	Forms of 2.500% Notes due 2025, 2.800% Notes due 2027, 2.950% Notes due 2030, 3.600% Notes due 2040, 3.600% Notes due 2050 and 3.850% Notes due 2060, together with Officers’ Certificate issued April 1, 2020 setting forth the terms of the Notes	8-K	001-35992	4.1	4/1/20	Oracle Corporation

4.16	Description of Oracle Corporation’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35992	4.15	6/21/19	Oracle Corporation

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016	10-K	001-35992	10.03	6/22/16	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on November 15, 2017	8-K	001-35992	10.04	11/17/17	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	001-35992	10.05	9/18/17	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.06	6/25/15	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08*	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of February 12, 2019	10-Q	001-35992	10.09	3/18/19	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.09*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

10.10*	Form of Performance-Based Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Section 16 Officers	10-Q	001-35992	10.16	9/23/14	Oracle Corporation

10.11*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	6/25/15	Oracle Corporation

10.12*	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Named Executive Officers	10-Q	001-35992	10.16	9/18/17	Oracle Corporation

10.13*	Form of Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Employees (Including Section 16 Officers)	10-Q	001-35992	10.17	9/18/17	Oracle Corporation

10.14*	Service Provider Agreement between Oracle America, Inc. and Hang Ten Systems LLC, effective as of November 1, 2019	10-Q	001-35992	10.15	12/13/19	Oracle Corporation

21.01‡	Subsidiaries of the Registrant

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Financial Officer

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (1) Consolidated Balance Sheets as of May 31, 2020 and 2019, (2) Consolidated Statements of Operations for the years ended May 31, 2020, 2019 and 2018, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2020, 2019 and 2018, (4) Consolidated Statements of Equity for the years ended May 31, 2020, 2019 and 2018, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2020, 2019 and 2018, (6) Notes to Consolidated Financial Statements and (7) Financial Statement Schedule II

104‡	The cover page from the Company’s Annual Report on Form 10-K for the year ended May 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 22, 2020	By:	/s/ Safra A. Catz
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 22, 2020
Safra A. Catz

/s/ William Corey West	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 22, 2020
William Corey West

/s/ Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer	June 22, 2020
Lawrence J. Ellison

/s/ Jeffrey O. Henley	Vice Chairman of the Board of Directors	June 22, 2020
Jeffrey O. Henley

/s/ Jeffrey S. Berg	Director	June 22, 2020
Jeffrey S. Berg

/s/ Michael J. Boskin	Director	June 22, 2020
Michael J. Boskin

/s/ Bruce R. Chizen	Director	June 22, 2020
Bruce R. Chizen

/s/ George H. Conrades	Director	June 22, 2020
George H. Conrades

/s/ Rona A. Fairhead	Director	June 22, 2020
Rona A. Fairhead

/s/ Renée J. James	Director	June 22, 2020
Renée J. James

/s/ Charles W. Moorman IV	Director	June 22, 2020
Charles W. Moorman IV

/s/ Leon E. Panetta	Director	June 22, 2020
Leon E. Panetta
/s/ William G. Parrett	Director	June 22, 2020
William G. Parrett

/s/ Naomi O. Seligman	Director	June 22, 2020
Naomi O. Seligman

/s/ Dr. Vishal Sikka	Director	June 22, 2020
Dr. Vishal Sikka