Form 10-Q
period 2020-08-31
ORACLE CORP
filed 2020-09-15
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

The number of shares of registrant’s common stock outstanding as of September 4, 2020 was: 3,007,161,000.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2020 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal 2021, which runs from June 1, 2020 to May 31, 2021.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2020 and May 31, 2020

(Unaudited)

(in millions, except per share data)	August 31, 2020	May 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$27,276	$37,239
Marketable securities	15,003	5,818
Trade receivables, net of allowances for doubtful accounts of $457 and $409 as of August 31, 2020 and May 31, 2020, respectively	4,576	5,551
Prepaid expenses and other current assets	3,084	3,532
Total current assets	49,939	52,140
Non-current assets:
Property, plant and equipment, net	6,401	6,244
Intangible assets, net	3,405	3,738
Goodwill, net	43,867	43,769
Deferred tax assets	3,152	3,252
Other non-current assets	6,782	6,295
Total non-current assets	63,607	63,298
Total assets	$113,546	$115,438
LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$2,997	$2,371
Accounts payable	534	637
Accrued compensation and related benefits	1,390	1,453
Deferred revenues	9,875	8,002
Other current liabilities	3,952	4,737
Total current liabilities	18,748	17,200
Non-current liabilities:
Notes payable and other borrowings, non-current	67,769	69,226
Income taxes payable	12,690	12,463
Other non-current liabilities	4,199	3,832
Total non-current liabilities	84,658	85,521
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,014 shares and 3,067 shares as of August 31, 2020 and May 31, 2020, respectively	26,238	26,486
Accumulated deficit	(15,410)	(12,696)
Accumulated other comprehensive loss	(1,337)	(1,716)
Total Oracle Corporation stockholders’ equity	9,491	12,074
Noncontrolling interests	649	643
Total equity	10,140	12,717
Total liabilities and equity	$113,546	$115,438

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2020 and 2019

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2020	2019
Revenues:
Cloud services and license support	$6,947	$6,805
Cloud license and on-premise license	886	812
Hardware	814	815
Services	720	786
Total revenues	9,367	9,218
Operating expenses:
Cloud services and license support(1)	1,011	982
Hardware(1)	246	272
Services	623	703
Sales and marketing(1)	1,854	2,018
Research and development	1,589	1,557
General and administrative	295	292
Amortization of intangible assets	345	414
Acquisition related and other	19	25
Restructuring	174	78
Total operating expenses	6,156	6,341
Operating income	3,211	2,877
Interest expense	(614)	(494)
Non-operating (expenses) income, net	(2)	99
Income before provision for income taxes	2,595	2,482
Provision for income taxes	344	345
Net income	$2,251	$2,137
Earnings per share:
Basic	$0.74	$0.64
Diluted	$0.72	$0.63
Weighted average common shares outstanding:
Basic	3,041	3,317
Diluted	3,107	3,410

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2020 and 2019

(Unaudited)

	Three Months Ended August 31,
(in millions)	2020	2019
Net income	$2,251	$2,137
Other comprehensive income, net of tax:
Net foreign currency translation gains (losses)	325	(8)
Net unrealized gains on defined benefit plans	46	4
Net unrealized gains on marketable securities	3	85
Net unrealized gains (losses) on cash flow hedges	5	(24)
Total other comprehensive income, net	379	57
Comprehensive income	$2,630	$2,194

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended August 31, 2020 and 2019

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2020	2019
Common stock and additional paid in capital
Balance, beginning of period	$26,486	$26,909
Common stock issued	567	316
Stock-based compensation	428	446
Repurchases of common stock	(765)	(707)
Other, net	(478)	(514)
Balance, end of period	$26,238	$26,450
Accumulated deficit
Balance, beginning of period	$(12,696)	$(3,496)
Repurchases of common stock	(4,235)	(4,293)
Cash dividends declared	(730)	(795)
Net income	2,251	2,137
Other, net	—	1
Balance, end of period	$(15,410)	$(6,446)
Other equity, net
Balance, beginning of period	$(1,073)	$(1,050)
Other comprehensive income, net	379	57
Other, net	6	8
Balance, end of period	$(688)	$(985)
Total stockholders' equity	$10,140	$19,019
Cash dividends declared per common share	$0.24	$0.24

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2020 and 2019

(Unaudited)

	Three Months Ended August 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$2,251	$2,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	356	336
Amortization of intangible assets	345	414
Deferred income taxes	173	(14)
Stock-based compensation	428	446
Other, net	78	60
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,077	1,313
Decrease in prepaid expenses and other assets	380	481
Decrease in accounts payable and other liabilities	(294)	(813)
Decrease in income taxes payable	(586)	(121)
Increase in deferred revenues	1,745	1,761
Net cash provided by operating activities	5,953	6,000
Cash flows from investing activities:
Purchases of marketable securities and other investments	(10,678)	(216)
Proceeds from maturities of marketable securities and other investments	1,459	879
Proceeds from sales of marketable securities	—	12,111
Acquisitions, net of cash acquired	—	(2)
Capital expenditures	(436)	(386)
Net cash (used for) provided by investing activities	(9,655)	12,386
Cash flows from financing activities:
Payments for repurchases of common stock	(4,945)	(5,005)
Proceeds from issuances of common stock	567	316
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(478)	(514)
Payments of dividends to stockholders	(730)	(795)
Repayments of borrowings	(1,000)	(1,750)
Other, net	93	(54)
Net cash used for financing activities	(6,493)	(7,802)
Effect of exchange rate changes on cash and cash equivalents	232	(15)
Net (decrease) increase in cash and cash equivalents	(9,963)	10,569
Cash and cash equivalents at beginning of period	37,239	20,514
Cash and cash equivalents at end of period	$27,276	$31,083
Non-cash financing activities:
Change in unsettled repurchases of common stock	$55	$(5)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

1.	BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2021.

During the first quarter of fiscal 2021, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance; and ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), neither of which had a material impact to our current or historical condensed consolidated financial statements. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended August 31, 2020.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of August 31, 2020 and May 31, 2020. The revenues recognized during the three months ended August 31, 2020 and 2019, respectively, that were included in the opening deferred revenues balance as of May 31, 2020 and 2019, respectively, were approximately $3.4 billion and $3.5 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three months ended August 31, 2020 and 2019.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, were $35.5 billion as of August 31, 2020, approximately 61% of which we expect to recognize as revenues over the next twelve months and the remainder thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $677 million and $705 million for each of the three months ended August 31, 2020 and 2019, respectively.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of August 31, 2020 and May 31, 2020 and our condensed consolidated statements of cash flows for the three months ended August 31, 2020 and 2019 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
(in millions)	2020	2019
Transitional and other employee related costs	$2	$4
Business combination adjustments, net	1	3
Other, net	16	18
Total acquisition related and other expenses	$19	$25

Non-Operating (Expenses) Income, net

Non-operating (expenses) income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to certain equity securities and non-service net periodic pension income and losses.

	Three Months Ended August 31,
(in millions)	2020	2019
Interest income	$31	$190
Foreign currency losses, net	(50)	(55)
Noncontrolling interests in income	(38)	(40)
Other, net	55	4
Total non-operating (expenses) income, net	$(2)	$99

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

Recent Accounting Pronouncements

Financial Instruments:  In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. ASU 2020-04 is effective for all entities upon issuance through December 31, 2022. We are still evaluating the impact, but do not expect ASU 2020-04 to have a material impact on our consolidated financial statements.

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

Fiscal 2021 and 2020 Acquisitions

During the first quarter of fiscal 2021 and full year of fiscal 2020, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2020			May 31, 2020
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$3,661	$7,200	$10,861	$4,036	$2,589	$6,625
Commercial paper debt securities	—	9,029	9,029	—	5,640	5,640
Money market funds	8,378	—	8,378	18,587	—	18,587
Derivative financial instruments	—	79	79	—	29	29
Total assets	$12,039	$16,308	$28,347	$22,623	$8,258	$30,881
Liabilities:
Derivative financial instruments	$—	$143	$143	$—	$268	$268

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. As of August 31, 2020 and May 31, 2020, substantially all of our marketable securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $70.8 billion and $71.6 billion of senior notes and the related fair value hedges that we had outstanding as of August 31, 2020 and May 31, 2020, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at August 31, 2020 and May 31, 2020 were $80.6 billion and $80.9 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2021 and the net book value of intangible assets as of August 31, 2020 and May 31, 2020 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(in millions)	May 31, 2020	Additions & Adjustments, net(1)	August 31, 2020	May 31, 2020	Expense	August 31, 2020	May 31, 2020	August 31, 2020
Developed technology	$4,471	$3	$4,474	$(3,290)	$(158)	$(3,448)	$1,181	$1,026
Cloud services and license support agreements and related relationships	5,589	9	5,598	(3,271)	(164)	(3,435)	2,318	2,163
Other	1,341	—	1,341	(1,102)	(23)	(1,125)	239	216
Total intangible assets, net	$11,401	$12	$11,413	$(7,663)	$(345)	$(8,008)	$3,738	$3,405

(1)	Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

As of August 31, 2020, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2021	$1,012
Fiscal 2022	1,106
Fiscal 2023	682
Fiscal 2024	445
Fiscal 2025	126
Fiscal 2026	24
Thereafter	10
Total intangible assets, net	$3,405

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2020 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2020	$39,637	$2,367	$1,765	$43,769
Goodwill adjustments, net(1)	88	—	10	98
Balances as of August 31, 2020	$39,725	$2,367	$1,775	$43,867

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

August 31, 2020

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). Restructuring costs associated with the 2019 Restructuring Plan were recorded to the restructuring expense line item within our condensed consolidated statements of operations as they were incurred. We recorded $172 million and $77 million of restructuring expenses in connection with the 2019 Restructuring Plan in the first three months of fiscal 2021 and 2020, respectively. Any changes to the estimates or timing of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2020(2)	Three Months Ended August 31, 2020				Accrued August 31, 2020(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2019 Restructuring Plan(1)
Cloud and license	$75	$86	$(6)	$(74)	$6	$87	$383	$386
Hardware	14	18	—	(14)	—	18	98	99
Services	27	21	—	(18)	2	32	112	113
Other(6)	22	53	—	(15)	2	62	316	317
Total 2019 Restructuring Plan	$138	$178	$(6)	$(121)	$10	$199	$909	$915
Total other restructuring plans(7)	$13	$2	$—	$(1)	$(1)	$13
Total restructuring plans	$151	$180	$(6)	$(122)	$9	$212

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)	As of August 31, 2020 and May 31, 2020, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the current period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other adjustments.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2020	May 31, 2020
Cloud services and license support	$8,733	$6,996
Hardware	699	613
Services	403	365
Cloud license and on-premise license	40	28
Deferred revenues, current	9,875	8,002
Deferred revenues, non-current (in other non-current liabilities)	671	597
Total deferred revenues	$10,546	$8,599

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

In connection with our acquisitions, we have estimated the fair values of the cloud services and license support performance obligations assumed from our acquired companies. Refer to Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for further explanation of these estimates.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

We held the following derivative instruments that were designated and accounted for as hedging instruments pursuant to ASC 815, Derivatives and Hedging (ASC 815) as of August 31, 2020 and May 31, 2020:

•

interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate borrowings attributable to the movements in benchmark interest rates. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815;

•

cross-currency interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate Euro-denominated borrowings attributable to the movements in benchmark interest rates and foreign currency exchange rates by effectively converting the fixed-rate, Euro-denominated borrowings, including the annual interest payments and the payment of principal at maturity, to variable-rate, U.S. Dollar-denominated debt based on LIBOR. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815; and

•

cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting certain of our fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate U.S. Dollar-denominated debt and are accounted for as cash flow hedges pursuant to ASC 815.

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of August 31, 2020 and May 31, 2020, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.7 billion and $4.2 billion, respectively, and the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.7 billion and $3.9 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of August 31, 2020 and May 31, 2020. Net gains or losses related to these forward contracts are included in non-operating income, net.

See Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for additional information regarding the purpose, accounting and classification of our derivative instruments. None of our derivative instruments are used for trading purposes. The effects of derivative instruments designated as hedges on certain of our condensed consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	August 31, 2020	May 31, 2020
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other current assets	$24	$—
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current assets	55	—
Interest rate swap agreements designated as fair value hedges	Other non-current assets	—	29
Total derivative assets		$79	$29
Derivative liabilities:
Cross-currency swap agreements designated as cash flow hedges	Other current liabilities	$143	$251
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	—	17
Total derivative liabilities		$143	$268

Effects of Fair Value Hedging Relationships on Hedged Items in Condensed Consolidated Balance Sheets

(in millions)	August 31, 2020	May 31, 2020
Notes payable, current:
Carrying amount of hedged item	$1,524	$—
Cumulative hedging adjustment included in the carrying amount	$24	$—
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	$2,216	$3,680
Cumulative hedging adjustments included in the carrying amount	$110	$75

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

Effects of Derivative Instruments Designated as Hedges on Income

	Three Months Ended August 31,
	2020		2019
(in millions)	Non-operating (expenses) income, net	Interest expense	Non-operating (expenses) income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$(2)	$(614)	$99	$(494)
Gain (loss) on hedges recognized in income:
Interest rate swaps agreements designated as fair value hedges:
Derivative instruments	$—	$(5)	$—	$16
Hedged items	—	5	—	(16)
Cross-currency interest rate swaps agreements designated as fair value hedges:
Derivative instruments	72	2	(18)	23
Hedged items	(63)	(2)	15	(23)
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI	103	—	(8)	—
Total gain (loss) on hedges recognized in income	$112	$—	$(11)	$—

Gain (Loss) on Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI)

	Three Months Ended August 31,
(in millions)	2020	2019
Cross-currency swap agreements designated as cash flow hedges	$108	$(32)

8.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2020, approximately $11.6 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 89.8 million shares for $5.0 billion during the three months ended August 31, 2020 (including 0.9 million shares for $55 million that were repurchased but not settled) and 89.5 million shares for $5.0 billion during the three months ended August 31, 2019 under the stock repurchase program.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

Dividends on Common Stock

In September 2020, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock. The dividend is payable on October 22, 2020 to stockholders of record as of the close of business on October 8, 2020. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2021 Stock‑Based Awards Activity and Compensation Expense

During the first quarter of fiscal 2021, we issued 42 million restricted stock-based units (RSUs), substantially all of which were issued as a part of our annual stock-based award process and are subject to service‑based vesting restrictions. These fiscal 2021 stock-based awards issuances were partially offset by stock-based award forfeitures and cancellations of 20 million shares during the first quarter of fiscal 2021.

The RSUs that were granted during the three months ended August 31, 2020 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Stock‑based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2020	2019
Cloud services and license support	$30	$31
Hardware	3	3
Services	12	14
Sales and marketing	71	88
Research and development	276	271
General and administrative	36	39
Total stock-based compensation	$428	$446

9.	INCOME TAXES

Our effective tax rates for the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 13.3% and 13.9% for the three months ended August 31, 2020 and 2019, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

Our net deferred tax assets were $3.1 billion and $3.2 billion as of August 31, 2020 and May 31, 2020, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2017. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2010, and we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2007, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, India, Indonesia, Israel, Mexico, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended August 31,
(in millions)	2020	2019
Cloud and license:
Revenues(1)	$7,834	$7,619
Cloud services and license support expenses	958	931
Sales and marketing expenses	1,633	1,757
Margin(2)	$5,243	$4,931
Hardware:
Revenues	$814	$815
Hardware products and support expenses	239	264
Sales and marketing expenses	98	117
Margin(2)	$477	$434
Services:
Revenues	$720	$786
Services expenses	585	665
Margin(2)	$135	$121
Totals:
Revenues(1)	$9,368	$9,220
Expenses	3,513	3,734
Margin(2)	$5,855	$5,486

(1)

Cloud and license revenues presented for management reporting included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2020 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues as reported in our condensed consolidated statements of operations.

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

August 31, 2020

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2020	2019
Total revenues for operating segments	$9,368	$9,220
Cloud and license revenues(1)	(1)	(2)
Total revenues	$9,367	$9,218

Total margin for operating segments	$5,855	$5,486
Cloud and license revenues(1)	(1)	(2)
Research and development	(1,589)	(1,557)
General and administrative	(295)	(292)
Amortization of intangible assets	(345)	(414)
Acquisition related and other	(19)	(25)
Restructuring	(174)	(78)
Stock-based compensation for operating segments	(116)	(136)
Expense allocations and other, net	(105)	(105)
Interest expense	(614)	(494)
Non-operating (expenses) income, net	(2)	99
Income before provision for income taxes	$2,595	$2,482

(1)

Cloud and license revenues presented for management reporting included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2020 for an explanation of these adjustments and this table for a reconciliation of our total operating segment revenues to our total revenues as reported in our condensed consolidated statements of operations.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

	Three Months Ended August 31,
(in millions)	2020	2019
Americas	$5,068	$5,150
EMEA(1)	2,738	2,553
Asia Pacific	1,561	1,515
Total revenues	$9,367	$9,218

(1)	Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems.

	Three Months Ended August 31,
(in millions)	2020	2019
Applications cloud services and license support	$2,816	$2,704
Infrastructure cloud services and license support	4,131	4,101
Total cloud services and license support revenues	$6,947	$6,805

11.	EARNINGS PER SHARE

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

	Three Months Ended August 31,
(in millions, except per share data)	2020	2019
Net income	$2,251	$2,137
Weighted average common shares outstanding	3,041	3,317
Dilutive effect of employee stock plans	66	93
Dilutive weighted average common shares outstanding	3,107	3,410
Basic earnings per share	$0.74	$0.64
Diluted earnings per share	$0.72	$0.63
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	36	55

(1)

These weighted shares relate to anti-dilutive restricted service based stock based awards and stock options as calculated using the treasury stock method and contingently issuable shares, substantially all of which were related to performance based stock option (PSO) arrangements. Such shares could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

(Unaudited)

On May 4, 2018, our Board of Directors established a Special Litigation Committee (the SLC) to investigate the allegations in this derivative action. Three non-employee directors served on the SLC. On August 15, 2019, the SLC filed a letter with the court, stating that the SLC believed that plaintiff should be allowed to proceed with the derivative litigation on behalf of Oracle. After the SLC advised the Board that it had fulfilled its duties and obligations, the Board withdrew the SLC’s authority, except that the SLC maintained certain authority to respond to discovery requests in the litigation.

After plaintiff filed its initial complaint, plaintiff filed several amended complaints. Plaintiff filed its most recent amended complaint on February 18, 2020. The complaint asserts claims for breach of fiduciary duty against our Chief Executive Officer, our Chief Technology Officer, the estate of Mark Hurd (our former Chief Executive Officer who passed away on October 18, 2019), and two other members of our Board of Directors. Oracle is named as a nominal defendant. The complaint also asserts an aiding-and-abetting claim against NetSuite’s former Chief Executive Officer and NetSuite’s former Chief Technology Officer. The two former NetSuite officers moved to dismiss the complaint, which the court granted on June 22, 2020. Our Chief Executive Officer and Chief Technology Officer answered the latest complaint on March 3, 2020, and Oracle filed an answer on the same day. On February 20, 2020, the other defendants filed a motion to dismiss. No hearing has been scheduled for this motion. On July 24, 2020, plaintiff filed a motion for leave to file a further amended complaint. The court has not yet ruled on this motion. On September 8, 2020, the defendants who moved to dismiss on February 20, 2020, moved to dismiss the proposed amended complaint.  No hearing date has been set for this motion.

On April 20, 2020, after our Chief Executive Officer and Chief Technology Officer indicated that they might challenge plaintiff’s standing to pursue this matter, an additional plaintiff moved to intervene in this case. On April 29, 2020, the court granted that plaintiff’s motion to intervene. On May 7, 2020, our Chief Executive Officer and Chief Technology Officer filed a motion for summary judgment, seeking to have the plaintiff that filed the July 18, 2017 complaint dismissed from the case for lack of standing, arguing that this plaintiff had not continuously owned Oracle stock during the relevant time period. On July 9, 2020, the court appointed the recent intervenor as co-lead plaintiff, and ruled that the motion should be held in abeyance unless and until there were questions about the co-lead plaintiff’s standing.

The parties are conducting discovery.

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

August 31, 2020

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

On May 8, 2019, a second derivative action was filed in the U.S. District Court for the Northern District of California. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our then‑two Chief Executive Officers, one former Oracle executive, and Oracle as a nominal defendant. Plaintiff claims that the alleged actions described in the August 10, 2018 class action discussed above caused harm to Oracle, and plaintiff raises further allegations of impropriety relating to Oracle’s stock buybacks and acquisition of NetSuite. Plaintiff asserts claims for violation of securities laws, violation of fiduciary duties, contribution and indemnification. Plaintiff seeks a ruling that the case may proceed as a derivative action, and seeks damages, declaratory and other equitable relief, attorneys’ and expert fees and costs. On June 4, 2019, the court issued an order finding that this case was related to the derivative case above and staying the case under the court’s prior stay order. On July 8, 2019, plaintiffs in the two derivative actions filed a consolidated complaint. The actions remain stayed.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Derivative Litigation Concerning Oracle’s Board Composition and Hiring Practices

On July 2 and 10, 2020,  two alleged stockholders filed derivative lawsuits in the U.S. District Court for the Northern District of California, purportedly on Oracle’s behalf, and thereafter, filed a consolidated complaint on August 21, 2020, against all members of our Board of Directors, and Oracle as a nominal defendant, seeking declaratory and injunctive relief, monetary damages, interest, corporate governance changes, disgorgement, restitution, punitive damages, and an award of attorneys’ fees, expert fees, and costs. Plaintiffs allege that: (a) defendants breached their fiduciary duties by permitting Oracle to violate anti-discrimination laws and Oracle’s own policies, failing to ensure sufficient diversity on the board, failing to ensure an independent board chairman, rehiring Ernst & Young LLP as Oracle’s auditors, and by breaching the HP Settlement Agreement (discussed above); (b)  defendants made false and misleading statements in Oracle’s proxy statements; (c) defendants received unjust compensation and were unjustly enriched; (d) defendants aided and abetted this conduct; and (e) our Chief Technology Officer and our Chief Executive Officer are liable for abuse of control.

On July 30, 2020, a third stockholder filed a derivative lawsuit in the same court, against all members of our Board of Directors, and Oracle as a nominal defendant, seeking declaratory and injunctive relief, corporate governance changes, monetary damages, interest, disgorgement, and an award of attorneys’ fees, expert fees, and costs.  Plaintiff alleges that defendants: (a) breached their fiduciary duties by opposing stockholder proposals regarding a pay equity report; (b) wasted corporate assets; (c) made false and misleading statements in Oracle’s 2019 proxy statement; and (d) were unjustly enriched.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2020

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

Statement by Oracle Regarding Proposal Submitted to United States Treasury

On September 14, 2020, Oracle confirmed a statement by Steven Mnuchin, United States Secretary of the Treasury, that Oracle is part of a proposal submitted by ByteDance Ltd. to the U.S. Treasury Department over the weekend of September 12 and 13, 2020 in which it is proposed that Oracle will serve as the trusted technology provider.

Impacts of the COVID-19 Pandemic on Oracle’s Business

For a discussion of the impacts on and risks to our business from COVID-19, please refer to “Impacts of the COVID-19 Pandemic on Oracle’s Business” included in Item 1 Business and certain risk factors included in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020; and the information presented below in Results of Operations in this Item 2.

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

Cloud license and on-premise license revenues include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud‑based, on‑premise and other IT environments. Our cloud license and on‑premise license transactions are generally perpetual in nature and are generally recognized as revenues up front at the point in time when the software is made available to the customer to download and use. Revenues from usage‑based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point-in-time nature of revenue recognition for license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over the contractual terms. Cloud license and on-premise license customers have the option to purchase and renew license support contracts, as further described above.

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

We believe these factors should contribute to future growth in our cloud and license business’ total revenues, which should enable us to continue to make investments in research and development to develop and improve our cloud and license products and services.

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

Hardware Business

Our hardware business, which represented 9% of our total revenues on a trailing 4-quarter basis, provides a broad selection of hardware products and hardware-related software products, including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products such as Oracle Solaris. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

Services Business

Our services business, which represented 8% of our total revenues on a trailing 4-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services, advanced customer services and education services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the associated services for these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; and tighter controls over customer discretionary spending.

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

During the first quarter of fiscal 2021, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2020 provides a more complete discussion of our critical accounting policies and estimates.

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

In addition, we discuss below the results of each of our three businesses—cloud and license, hardware and services—which are our operating segments as defined pursuant to ASC 280, Segment Reporting. The financial reporting for our three businesses that is presented below is presented in a manner that is consistent with that used by our CODMs. Our operating segment presentation below reflects revenues, direct costs and sales and marketing expenses that correspond to and are directly attributable to each of our three businesses. We also utilize these inputs to calculate and present a segment margin for each of our three businesses in the discussion below.

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

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating expenses or income, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before provision for income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2020, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2020 and 2019, our financial statements would reflect reported revenues of $1.18 million in the first quarter of fiscal 2021 (using 1.18 as the month-end average exchange rate for the period) and $1.11 million in the first quarter of fiscal 2020 (using 1.11 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first quarter of fiscal 2021 and 2020 using the May 31, 2020 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Total Revenues by Geography:
Americas	$5,068	-2%	0%	$5,150
EMEA(1)	2,738	7%	5%	2,553
Asia Pacific	1,561	3%	3%	1,515
Total revenues	9,367	2%	2%	9,218
Total Operating Expenses	6,156	-3%	-3%	6,341
Total Operating Margin	$3,211	12%	11%	$2,877
Total Operating Margin %	34%			31%
% Revenues by Geography:
Americas	54%			56%
EMEA	29%			28%
Asia Pacific	17%			16%
Total Revenues by Business:
Cloud and license	$7,833	3%	3%	$7,617
Hardware	814	0%	0%	815
Services	720	-8%	-8%	786
Total revenues	$9,367	2%	2%	$9,218
% Revenues by Business:
Cloud and license	83%			83%
Hardware	9%			9%
Services	8%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of currency rate fluctuations, our total revenues increased in the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, due to growth in our cloud and license business’ revenues, which were partially offset by a decline in our services business’ revenues, while our hardware business’ revenues remained flat. The constant currency increase in our cloud and license business’ revenues during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud deployment models and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to our latest technologies and support services; and growth in cloud license and on‑premise license revenues. The constant currency decrease in our services business’ revenues during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, was attributable to declines in each of our primary services offerings. Due to the effects of the COVID-19 pandemic, all three of our businesses’ revenues were adversely impacted during the first quarter of fiscal 2021 and some of these effects may continue throughout fiscal 2021. While we expect these effects to be temporary, the impacts of COVID-19 for the remainder of fiscal 2021 and future periods are unknown. On a constant currency basis, the EMEA and Asia Pacific regions contributed to our first quarter fiscal 2021 total revenues growth while the Americas region was flat.

Excluding the effects of currency rate fluctuations, our total operating expenses decreased during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, primarily due to lower sales and marketing expenses, lower hardware expenses and lower services expenses, all of which were attributable to lower headcount and a reduction in certain variable expenditures as further described below. These constant currency expense decreases were partially offset by certain constant currency expense increases during the first quarter of fiscal 2021 including: higher cloud services and license support expenses, which increased primarily due to an increase in headcount and higher infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher research and development expenses, which increased primarily due to higher employee related expenses resulting from increased headcount; and higher restructuring expenses, which increased due to actions taken during the first quarter of fiscal 2021 pursuant to the Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). The 2019 Restructuring Plan is described further in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. During the first quarter of fiscal 2021, we curtailed a number of variable expenditures across all of our lines of businesses and functions including employee travel expenses and marketing expenses, among others, in response to COVID-19. We expect certain of these expenses to normalize in future periods provided global economic conditions improve.

In constant currency, our total operating margin and total operating margin as a percentage of total revenues increased in the first quarter of fiscal 2021 due to higher total revenues and lower total operating expenses.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended August 31,
(in millions)	2020	2019
Cloud services and license support deferred revenues(1)	$1	$2
Amortization of intangible assets(2)	345	414
Acquisition related and other(3)(5)	19	25
Restructuring(4)	174	78
Stock-based compensation, operating segments(5)	116	136
Stock-based compensation, R&D and G&A(5)	312	310
Income tax effects(6)	(336)	(339)
	$631	$626

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of August 31, 2020 estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2021	$1,012
Fiscal 2022	1,106
Fiscal 2023	682
Fiscal 2024	445
Fiscal 2025	126
Fiscal 2026	24
Thereafter	10
Total intangible assets, net	$3,405

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first quarter of fiscal 2021 and 2020 primarily related to employee severance in connection with our 2019 Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses”, in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2020	2019
Cloud services and license support	$30	$31
Hardware	3	3
Services	12	14
Sales and marketing	71	88
Stock-based compensation, operating segments	116	136
Research and development	276	271
General and administrative	36	39
Total stock-based compensation	$428	$446

(6)

For the first quarter of fiscal 2021 and 2020, respectively, the applicable jurisdictional tax rates applied to our income before provision for income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items; resulted in effective tax rates of 19.1% and 19.8%, respectively, instead of 13.3% and 13.9%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Cloud and License Revenues:
Americas(1)	$4,321	-1%	0%	$4,357
EMEA(1)	2,293	11%	8%	2,070
Asia Pacific(1)	1,220	2%	2%	1,192
Total revenues(1)	7,834	3%	3%	7,619
Expenses:
Cloud services and license support(2)	958	3%	3%	931
Sales and marketing(2)	1,633	-7%	-7%	1,757
Total expenses(2)	2,591	-4%	-3%	2,688
Total Margin	$5,243	6%	6%	$4,931
Total Margin %	67%			65%
% Revenues by Geography:
Americas	55%			57%
EMEA	29%			27%
Asia Pacific	16%			16%
Revenues by Offerings:
Cloud services and license support(1)	$6,948	2%	2%	$6,807
Cloud license and on-premise license	886	9%	8%	812
Total revenues(1)	$7,834	3%	3%	$7,619
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support(1)	$2,817	4%	4%	$2,706
Infrastructure cloud services and license support(1)	4,131	1%	1%	4,101
Total cloud services and license support revenues(1)	$6,948	2%	2%	$6,807

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

Excluding the effects of currency rate fluctuations, our cloud and license business’ total revenues increased in the first quarter of fiscal 2021, relative to the corresponding prior year period, due to growth in our cloud services and license support revenues, which was primarily due to increased customer purchases of and renewals of cloud-based services and license support contracts in recent periods for which we delivered such services during the first quarter of fiscal 2021; and due to growth in our cloud license and on-premise license revenues. Our cloud and license business’ revenues were adversely impacted during the first quarter of fiscal 2021 due to the COVID-19 pandemic, and the impacts of COVID-19 for the rest of fiscal 2021 and future periods are unknown. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 7%, 80% and 13%, respectively, of the constant currency revenue growth for this business in the first quarter of fiscal 2021.

In constant currency, our total cloud and license business’ expenses decreased in the first quarter of fiscal 2021, relative to the corresponding prior year period, due to lower sales and marketing expenses, which decreased primarily due to lower employee related expenses attributable to lower headcount; and due to our curtailment of variable expenditures during the first quarter of fiscal 2021, including lower employee travel expenses and marketing expenses in response to COVID-19. These constant currency expense decreases were partially offset by higher cloud services and license support expenses during the first quarter of fiscal 2021, which were primarily attributable to higher employee related expenses and higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin and total margin as percentage of revenues increased during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, due to the increase in total revenues and the decrease in total expenses for this business.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Hardware Revenues:
Americas	$409	1%	3%	$404
EMEA	220	-9%	-10%	243
Asia Pacific	185	10%	9%	168
Total revenues	814	0%	0%	815
Expenses:
Hardware products and support(1)	239	-9%	-9%	264
Sales and marketing(1)	98	-17%	-16%	117
Total expenses(1)	337	-12%	-11%	381
Total Margin	$477	10%	10%	$434
Total Margin %	59%			53%
% Revenues by Geography:
Americas	50%			49%
EMEA	27%			30%
Asia Pacific	23%			21%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP‑based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues remained flat in the first quarter of fiscal 2021. Constant currency hardware product revenue increases during the first quarter of fiscal 2021 that were primarily attributable to growth in our Oracle Exadata and certain other strategic hardware offerings were offset by a decline in hardware support revenues. During the first quarter of fiscal 2021, we continued the emphasis on the marketing and sale of our strategic hardware offerings and cloud-based infrastructure technologies and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Our hardware business’ revenues were also adversely impacted during the first quarter of fiscal 2021 by the unfavorable economic effects caused by COVID-19.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, primarily due to lower hardware support costs and lower sales and marketing costs, both of which were primarily attributable to reduced headcount.

In constant currency, total margin and total margin as a percentage of revenues for our hardware business increased during the first quarter of fiscal 2021 due to a reduction in our total hardware expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Services Revenues:
Americas	$339	-13%	-12%	$391
EMEA	225	-6%	-8%	240
Asia Pacific	156	0%	-1%	155
Total revenues	720	-8%	-8%	786
Total Expenses(1)	585	-12%	-12%	665
Total Margin	$135	10%	11%	$121
Total Margin %	19%			16%
% Revenues by Geography:
Americas	47%			50%
EMEA	31%			31%
Asia Pacific	22%			19%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, due to revenue decreases in each of our primary services offerings. Our services business revenues were also adversely impacted during the first quarter of fiscal 2021 by the impacts of COVID-19, including the impacts of consulting project delays due to customer resource constraints and jurisdictional restrictions imposed with respect to in-person meetings. In addition, we incurred lower billable travel expenses and lower billable sub-contractor expenses for which we were to be reimbursed by our customers, which reduced the amount of revenues and expenses we reported for our services business during the first quarter of fiscal 2021.

In constant currency, total services expenses decreased during the first quarter of fiscal 2021, relative to the corresponding prior year period, primarily due to lower employee related costs caused by lower headcount and lower travel and sub-contractor expenses as described above.

In constant currency, total margin and total margin as a percentage of total services revenues increased during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, primarily due to lower total expenses for this business.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Research and development(1)	$1,313	2%	3%	$1,286
Stock-based compensation	276	2%	2%	271
Total expenses	$1,589	2%	3%	$1,557
% of Total Revenues	17%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, primarily due to higher employee related expenses resulting from increased headcount, partially offset by lower travel expenses due to the impacts of COVID-19.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
General and administrative(1)	$259	2%	4%	$253
Stock-based compensation	36	-8%	-8%	39
Total expenses	$295	1%	2%	$292
% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of currency rate fluctuations, total general and administrative expenses increased modestly in the first quarter of fiscal 2021 primarily due to a $29 million litigation related benefit that was recorded during the first quarter of fiscal 2020 that reduced our expenses in that period. This unfavorable variance to our reported general and administrative expenses during the first quarter of fiscal 2021 relative to the corresponding prior year period was partially offset by lower travel expenses and certain other expense reductions during the current year period due to the impacts of COVID-19.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Developed technology	$158	-25%	-25%	$211
Cloud services and license support agreements and related relationships	164	-4%	-4%	171
Other	23	-30%	-30%	32
Total amortization of intangible assets	$345	-17%	-17%	$414

Amortization of intangible assets decreased in the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Transitional and other employee related costs	$2	-50%	-50%	$4
Business combination adjustments, net	1	-67%	-67%	3
Other, net	16	-11%	-11%	18
Total acquisition related and other expenses	$19	-23%	-22%	$25

On a constant currency basis, acquisition related and other expenses decreased in the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, primarily due to lower transitional and other employee related costs, lower business combination adjustments, and lower other expenses, net, which primarily related to certain right of use assets and other assets that were abandoned in connection with plans to improve our cost structure and operations during the periods presented.

Restructuring Expenses: Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Restructuring expenses	$174	123%	122%	$78

Restructuring expenses in the first quarter of fiscal 2021 and 2020 primarily related to our 2019 Restructuring Plan. Our management approved, committed to and initiated the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by our 2019 Restructuring Plan were effected to implement our continued emphasis in developing, marketing and selling our cloud-based offerings. These initiatives impacted certain of our sales and marketing and research and development operations. Certain of the cost savings realized pursuant to our 2019 Restructuring Plan initiatives were offset by investments in resources and geographies that best address the development, marketing, sale and delivery of our cloud‑based offerings including investments in our second‑generation cloud infrastructure.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Interest expense	$614	24%	24%	$494

Interest expense increased during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, primarily due to higher average borrowings resulting from our issuance of $20.0 billion of senior notes in April 2020, which was partially offset by a reduction in interest expense resulting primarily from the maturities and repayments of $1.0 billion of senior notes during the first quarter of fiscal 2021 and $4.5 billion of senior notes during fiscal 2020.

Non-Operating (Expenses) Income, net:   Non-operating (expenses) income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to certain equity securities and non-service net periodic pension income and losses.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Interest income	$31	-84%	-84%	$190
Foreign currency losses, net	(50)	-9%	-13%	(55)
Noncontrolling interests in income	(38)	-6%	-6%	(40)
Other, net	55	*	*	4
Total non-operating (expenses) income, net	$(2)	102%	99%	$99

*	Not meaningful

On a constant currency basis, non-operating expenses, net increased during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, primarily due to reduced interest income in the first quarter of fiscal 2021, which was primarily caused by lower interest rates that were applicable to our cash, cash equivalent and marketable securities balances during the first quarter of fiscal 2021. This variance to our non-operating expenses, net  during the first quarter of fiscal 2021 was partially offset by higher other income, net, during the first quarter of fiscal 2021, which was primarily attributable to changes in market values associated with certain marketable equity securities that we held for certain employee benefit plans and classified as trading, and for which an equal and offsetting amount was recorded to our operating expenses in the same period.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2020	Actual	Constant	2019
Provision for income taxes	$344	0%	-1%	$345
Effective tax rate	13.3%			13.9%

Provision for income taxes in the first quarter of fiscal 2021 was substantially consistent with that of the first quarter of fiscal 2020 as higher income before provision for income taxes was offset primarily by an increase in tax benefits related to stock-based compensation during the first quarter of fiscal 2021 relative to the first quarter of fiscal 2020.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2020	Change	May 31, 2020
Working capital	$31,191	-11%	$34,940
Cash, cash equivalents and marketable securities	$42,279	-2%	$43,057

Working capital:   The decrease in working capital as of August 31, 2020 in comparison to May 31, 2020 was primarily due to cash used for repurchases of our common stock, the reclassification of $1.5 billion of long-term senior notes as current liabilities and cash used to pay dividends to our stockholders during the first quarter of fiscal 2021. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during the first quarter of fiscal 2021 and cash proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at August 31, 2020 in comparison to May 31, 2020 was primarily due to $4.9 billion of settled repurchases of our common stock, the repayment of $1.0 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first quarter of fiscal 2021 were partially offset by certain cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during the first quarter of fiscal 2021.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally weakened against certain major international currencies on a net basis during the first quarter of fiscal 2021, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased on a net basis as of August 31, 2020 relative to what we would have reported using constant currency rates from the May 31, 2020 balance sheet date.

	Three Months Ended August 31,
(Dollars in millions)	2020	Change	2019
Net cash provided by operating activities	$5,953	-1%	$6,000
Net cash (used for) provided by investing activities	$(9,655)	178%	$12,386
Net cash used for financing activities	$(6,493)	-17%	$(7,802)

Cash flows from operating activities:   Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their license support agreements. Payments from customers for these license support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. Over the course of a fiscal year, we also have historically generated cash from the sales of new licenses, cloud services, hardware offerings and other services. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes, interest payments and leased facilities.

Net cash provided by operating activities decreased modestly during the first quarter of fiscal 2021, relative to the first quarter of fiscal 2020, primarily due to certain cash unfavorable changes in the timing of payments received from customers during the first quarter of fiscal 2021, which we believe were attributable to the unfavorable global economic effects that resulted from COVID-19. We expect to collect substantially all of these delayed customer payments in future periods.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities was $9.7 billion during the first quarter of fiscal 2021 in comparison to net cash provided by investing activities of $12.4 billion during the first quarter of fiscal 2020, primarily due to an increase in purchases of marketable securities and other investments and a decrease in sales and maturities of marketable securities and other investments, in each case during the first quarter of fiscal 2021 relative to the first quarter of fiscal 2020.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first quarter of fiscal 2021 decreased compared to the first quarter of fiscal 2020 primarily due to lower debt repayments and higher cash proceeds from stock option exercises in the first quarter of fiscal 2021.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2020	Change	2019
Net cash provided by operating activities	$13,092	-5%	$13,829
Capital expenditures	(1,614)	-3%	(1,663)
Free cash flow	$11,478	-6%	$12,166
Net income	$10,249		$10,955
Free cash flow as percent of net income	112%		111%

Long-Term Customer Financing:   We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $128 million and $145 million, respectively, or approximately 14% and 18%, respectively, of our cloud license and on-premise license revenues in the first quarter of fiscal 2021 and 2020, respectively.

Contractual Obligations:   During the first quarter of fiscal 2021, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2020.

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

Consistent with these dual goals, our cumulative potential dilution since June 1, 2017 has been a weighted-average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at August 31, 2020, which generally have a ten-year exercise period, substantially all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2020, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 8.4%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2021. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2020 for a more complete discussion of the market risks we encounter.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2020. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2020, approximately $11.6 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2020—June 30, 2020	28.8	$54.53	28.8	$15,077.0
July 1, 2020—July 31, 2020	49.9	$56.34	49.9	$12,264.5
August 1, 2020—August 31, 2020	11.1	$55.59	11.1	$11,648.4
Total	89.8	$55.67	89.8

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of August 31, 2020 and May 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Equity for the three months ended August 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2020, formatted in Inline XBRL

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 14, 2020	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 14, 2020	By:	/s/ William Corey West
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer