Form 10-Q
period 2020-11-30
ORACLE CORP
filed 2020-12-11
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35992

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Oracle Way Austin, Texas	78741
(Address of principal executive offices)	(Zip Code)

(737) 867-1000

(Registrant’s telephone number, including area code)

500 Oracle Parkway

Redwood City, California 94065

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of registrant’s common stock outstanding as of December 4, 2020 was: 2,944,034,000.

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

•	the possibility that certain legal proceedings to which we are a party could have a material impact on our future cash flows and results of operations;
•	the timing and amount of expenses we expect to incur and the cost savings we expect to realize pursuant to our 2019 Restructuring Plan;
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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2020 and May 31, 2020

(Unaudited)

(in millions, except per share data)	November 30, 2020	May 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$28,001	$37,239
Marketable securities	10,592	5,818
Trade receivables, net of allowances for doubtful accounts of $472 and $409 as of November 30, 2020 and May 31, 2020, respectively	4,423	5,551
Prepaid expenses and other current assets	3,235	3,532
Total current assets	46,251	52,140
Non-current assets:
Property, plant and equipment, net	6,627	6,244
Intangible assets, net	3,061	3,738
Goodwill, net	43,877	43,769
Deferred tax assets	3,401	3,252
Other non-current assets	6,797	6,295
Total non-current assets	63,763	63,298
Total assets	$110,014	$115,438
LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$7,251	$2,371
Accounts payable	724	637
Accrued compensation and related benefits	1,420	1,453
Deferred revenues	8,062	8,002
Other current liabilities	3,890	4,737
Total current liabilities	21,347	17,200
Non-current liabilities:
Notes payable and other borrowings, non-current	63,531	69,226
Income taxes payable	12,214	12,463
Other non-current liabilities	4,306	3,832
Total non-current liabilities	80,051	85,521
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,952 shares and 3,067 shares as of November 30, 2020 and May 31, 2020, respectively	26,298	26,486
Accumulated deficit	(17,095)	(12,696)
Accumulated other comprehensive loss	(1,286)	(1,716)
Total Oracle Corporation stockholders’ equity	7,917	12,074
Noncontrolling interests	699	643
Total equity	8,616	12,717
Total liabilities and equity	$110,014	$115,438

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2020 and 2019

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenues:
Cloud services and license support	$7,112	$6,811	$14,059	$13,616
Cloud license and on-premise license	1,092	1,126	1,978	1,937
Hardware	844	871	1,658	1,686
Services	752	806	1,472	1,593
Total revenues	9,800	9,614	19,167	18,832
Operating expenses:
Cloud services and license support(1)	1,064	1,022	2,075	2,003
Hardware(1)	244	285	490	557
Services	631	741	1,254	1,445
Sales and marketing(1)	1,836	2,068	3,690	4,086
Research and development	1,601	1,531	3,190	3,088
General and administrative	324	323	619	615
Amortization of intangible assets	345	407	690	821
Acquisition related and other	76	12	95	37
Restructuring	96	42	270	120
Total operating expenses	6,217	6,431	12,373	12,772
Operating income	3,583	3,183	6,794	6,060
Interest expense	(600)	(465)	(1,214)	(959)
Non-operating (expenses) income, net	(11)	92	(13)	191
Income before provision for income taxes	2,972	2,810	5,567	5,292
Provision for income taxes	530	499	874	844
Net income	$2,442	$2,311	$4,693	$4,448
Earnings per share:
Basic	$0.82	$0.71	$1.56	$1.36
Diluted	$0.80	$0.69	$1.53	$1.32
Weighted average common shares outstanding:
Basic	2,977	3,245	3,009	3,281
Diluted	3,046	3,331	3,076	3,370

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2020 and 2019

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Net income	$2,442	$2,311	$4,693	$4,448
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	47	(84)	372	(92)
Net unrealized gains on defined benefit plans	10	7	56	11
Net unrealized gains on marketable securities	—	3	3	88
Net unrealized (losses) gains on cash flow hedges	(6)	8	(1)	(16)
Total other comprehensive income (loss), net	51	(66)	430	(9)
Comprehensive income	$2,493	$2,245	$5,123	$4,439

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Six Months Ended November 30, 2020 and 2019

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2020	2019	2020	2019
Common stock and additional paid in capital
Balance, beginning of period	$26,238	$26,450	$26,486	$26,909
Common stock issued	205	301	772	617
Stock-based compensation	488	397	916	843
Repurchases of common stock	(590)	(727)	(1,355)	(1,434)
Other, net	(43)	(47)	(521)	(561)
Balance, end of period	$26,298	$26,374	$26,298	$26,374
Accumulated deficit
Balance, beginning of period	$(15,410)	$(6,446)	$(12,696)	$(3,496)
Repurchases of common stock	(3,410)	(4,273)	(7,645)	(8,566)
Cash dividends declared	(717)	(767)	(1,447)	(1,562)
Net income	2,442	2,311	4,693	4,448
Other, net	—	1	—	2
Balance, end of period	$(17,095)	$(9,174)	$(17,095)	$(9,174)
Other equity, net
Balance, beginning of period	$(688)	$(985)	$(1,073)	$(1,050)
Other comprehensive income (loss), net	51	(66)	430	(9)
Other, net	50	36	56	44
Balance, end of period	$(587)	$(1,015)	$(587)	$(1,015)
Total stockholders' equity	$8,616	$16,185	$8,616	$16,185
Cash dividends declared per common share	$0.24	$0.24	$0.48	$0.48

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2020 and 2019

(Unaudited)

	Six Months Ended November 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$4,693	$4,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	742	677
Amortization of intangible assets	690	821
Deferred income taxes	(43)	(263)
Stock-based compensation	916	843
Other, net	184	117
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,263	1,079
Decrease in prepaid expenses and other assets	545	638
Decrease in accounts payable and other liabilities	(248)	(916)
Decrease in income taxes payable	(1,243)	(613)
Decrease in deferred revenues	(158)	(318)
Net cash provided by operating activities	7,341	6,513
Cash flows from investing activities:
Purchases of marketable securities and other investments	(15,578)	(314)
Proceeds from maturities of marketable securities and other investments	10,776	2,204
Proceeds from sales of marketable securities	3	12,575
Acquisitions, net of cash acquired	—	(111)
Capital expenditures	(1,004)	(735)
Net cash (used for) provided by investing activities	(5,803)	13,619
Cash flows from financing activities:
Payments for repurchases of common stock	(8,962)	(9,996)
Proceeds from issuances of common stock	772	617
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(520)	(559)
Payments of dividends to stockholders	(1,447)	(1,562)
Repayments of borrowings	(1,000)	(4,500)
Other, net	110	(96)
Net cash used for financing activities	(11,047)	(16,096)
Effect of exchange rate changes on cash and cash equivalents	271	(10)
Net (decrease) increase in cash and cash equivalents	(9,238)	4,026
Cash and cash equivalents at beginning of period	37,239	20,514
Cash and cash equivalents at end of period	$28,001	$24,540
Non-cash financing activities:
Change in unsettled repurchases of common stock	$38	$4

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

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

During the first half of fiscal 2021, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance; and ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), neither of which had a material impact to our current or historical condensed consolidated financial statements. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the six months ended November 30, 2020.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of November 30, 2020 and May 31, 2020. The revenues recognized during the six months ended November 30, 2020 and 2019, respectively, that were included in the opening deferred revenues balances as of May 31, 2020 and 2019, respectively, were approximately $5.9 billion and $6.2 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and six months ended November 30, 2020 and 2019, respectively.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, were $34.4 billion as of November 30, 2020, approximately 60% of which we expect to recognize as revenues over the next twelve months and the remainder thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $300 million and $977 million for the three and six months ended November 30, 2020, respectively, and $196 million and $876 million for the three and six months ended November 30, 2019, respectively.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of November 30, 2020 and May 31, 2020 and our condensed consolidated statements of cash flows for the six months ended November 30, 2020 and 2019 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Transitional and other employee related costs	$1	$3	$3	$7
Business combination adjustments, net	—	(4)	1	2
Other, net	75	13	91	28
Total acquisition related and other expenses	$76	$12	$95	$37

Non-Operating (Expenses) Income, net

Non-operating (expenses) income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to equity securities and non-service net periodic pension income and losses.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Interest income	$27	$145	$58	$335
Foreign currency losses, net	(16)	(26)	(66)	(80)
Noncontrolling interests in income	(43)	(46)	(81)	(87)
Other, net	21	19	76	23
Total non-operating (expenses) income, net	$(11)	$92	$(13)	$191

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

Recent Accounting Pronouncements

Financial Instruments:  In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. We will adopt ASU 2020-04 when our relevant contracts are modified upon transition to alternative reference rates. We do not expect our adoption of ASU 2020-04 to have a material impact on our consolidated financial statements.

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

Fiscal 2021 and 2020 Acquisitions

During the first half of fiscal 2021 and full year of fiscal 2020, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2020			May 31, 2020
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$1,737	$6,488	$8,225	$4,036	$2,589	$6,625
Commercial paper debt securities	—	4,356	4,356	—	5,640	5,640
Money market funds	11,246	—	11,246	18,587	—	18,587
Derivative financial instruments	—	72	72	—	29	29
Total assets	$12,983	$10,916	$23,899	$22,623	$8,258	$30,881
Liabilities:
Derivative financial instruments	$—	$137	$137	$—	$268	$268

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of Tier 1 commercial paper debt securities, money market funds, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. As of November 30, 2020 and May 31, 2020, substantially all of our marketable securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $70.8 billion and $71.6 billion of senior notes and the related fair value hedges that we had outstanding as of November 30, 2020 and May 31, 2020, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at November 30, 2020 and May 31, 2020 were $82.1 billion and $80.9 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2021 and the net book value of intangible assets as of November 30, 2020 and May 31, 2020 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(in millions)	May 31, 2020	Additions & Adjustments, net(1)	November 30, 2020	May 31, 2020	Expense	November 30, 2020	May 31, 2020	November 30, 2020
Developed technology	$4,471	$3	$4,474	$(3,290)	$(316)	$(3,606)	$1,181	$868
Cloud services and license support agreements and related relationships	5,589	10	5,599	(3,271)	(329)	(3,600)	2,318	1,999
Other	1,341	—	1,341	(1,102)	(45)	(1,147)	239	194
Total intangible assets, net	$11,401	$13	$11,414	$(7,663)	$(690)	$(8,353)	$3,738	$3,061

(1)	Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

As of November 30, 2020, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2021	$668
Fiscal 2022	1,106
Fiscal 2023	682
Fiscal 2024	445
Fiscal 2025	126
Fiscal 2026	24
Thereafter	10
Total intangible assets, net	$3,061

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2020 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2020	$39,637	$2,367	$1,765	$43,769
Goodwill adjustments, net(1)	96	—	12	108
Balances as of November 30, 2020	$39,733	$2,367	$1,777	$43,877

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

November 30, 2020

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). In the second quarter of fiscal 2021, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expect to take. Restructuring costs associated with the 2019 Restructuring Plan were recorded to the restructuring expense line item within our condensed consolidated statements of operations as they were incurred. We recorded $269 million and $125 million of restructuring expenses in connection with the 2019 Restructuring Plan in the first half of fiscal 2021 and 2020, respectively. Any changes to the estimates or timing of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2020(2)	Six Months Ended November 30, 2020				Accrued November 30, 2020(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2019 Restructuring Plan(1)
Cloud and license	$75	$126	$(15)	$(112)	$7	$81	$414	$454
Hardware	14	24	(1)	(21)	—	16	103	106
Services	27	37	(2)	(31)	2	33	126	147
Other(6)	22	100	—	(80)	3	45	363	369
Total 2019 Restructuring Plan	$138	$287	$(18)	$(244)	$12	$175	$1,006	$1,076
Total other restructuring plans(7)	$13	$2	$(1)	$(2)	$—	$12
Total restructuring plans	$151	$289	$(19)	$(246)	$12	$187

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)	As of November 30, 2020 and May 31, 2020, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the current period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other adjustments.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2020	May 31, 2020
Cloud services and license support	$7,057	$6,996
Hardware	570	613
Services	395	365
Cloud license and on-premise license	40	28
Deferred revenues, current	8,062	8,002
Deferred revenues, non-current (in other non-current liabilities)	656	597
Total deferred revenues	$8,718	$8,599

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

We held the following derivative instruments that were designated and accounted for as hedging instruments pursuant to ASC 815, Derivatives and Hedging (ASC 815) as of November 30, 2020 and May 31, 2020:

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

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of November 30, 2020 and May 31, 2020, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.9 billion and $4.2 billion, respectively, and the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $3.9 billion as of the end of each period. The fair values of our outstanding foreign currency forward contracts were nominal as of November 30, 2020 and May 31, 2020. Net gains or losses related to these forward contracts are included in non-operating income, net.

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

Fair Values of Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	November 30, 2020	May 31, 2020
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other current assets	$17	$—
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current assets	55	—
Interest rate swap agreements designated as fair value hedges	Other non-current assets	—	29
Total derivative assets		$72	$29
Derivative liabilities:
Cross-currency swap agreements designated as cash flow hedges	Other current liabilities	$137	$251
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	—	17
Total derivative liabilities		$137	$268

Effects of Fair Value Hedging Relationships on Hedged Items in Condensed Consolidated Balance Sheets

(in millions)	November 30, 2020	May 31, 2020
Notes payable, current:
Carrying amount of hedged item	$1,517	$—
Cumulative hedging adjustment included in the carrying amount	$17	$—
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	$2,217	$3,680
Cumulative hedging adjustments included in the carrying amount	$111	$75

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

Effects of Derivative Instruments Designated as Hedges on Income

	Three Months Ended November 30,
	2020		2019
(in millions)	Non-operating (expenses) income, net	Interest expense	Non-operating (expenses) income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$(11)	$(600)	$92	$(465)
Gain (loss) on hedges recognized in income:
Interest rate swap agreements designated as fair value hedges:
Derivative instruments	$—	$(7)	$—	$(4)
Hedged items	—	7	—	4
Cross-currency interest rate swap agreements designated as fair value hedges:
Derivative instruments	(2)	2	5	(16)
Hedged items	1	(2)	(3)	16
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI	12	—	(10)	—
Total gain (loss) on hedges recognized in income	$11	$—	$(8)	$—

	Six Months Ended November 30,
	2020		2019
(in millions)	Non-operating (expenses) income, net	Interest expense	Non-operating (expenses) income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$(13)	$(1,214)	$191	$(959)
Gain (loss) on hedges recognized in income:
Interest rate swap agreements designated as fair value hedges:
Derivative instruments	$—	$(12)	$—	$12
Hedged items	—	12	—	(12)
Cross-currency interest rate swap agreements designated as fair value hedges:
Derivative instruments	70	4	(13)	7
Hedged items	(62)	(4)	12	(7)
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI	115	—	(18)	—
Total gain (loss) on hedges recognized in income	$123	$—	$(19)	$—

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

Gain (Loss) on Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Cross-currency swap agreements designated as cash flow hedges	$6	$(2)	$114	$(34)

8.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2020, approximately $7.6 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 158.1 million shares for $9.0 billion during the six months ended November 30, 2020 (including 0.7 million shares for $38 million that were repurchased but not settled) and 181.0 million shares for $10.0 billion during the six months ended November 30, 2019 under the stock repurchase program.

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

Dividends on Common Stock

In December 2020, our Board of Directors declared a quarterly cash dividend of $0.24 per share of our outstanding common stock. The dividend is payable on January 21, 2021 to stockholders of record as of the close of business on January 7, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2021 Stock‑Based Awards Activity and Compensation Expense

During the first half of fiscal 2021, we issued 45 million restricted stock-based units (RSUs), substantially all of which were issued as a part of our annual stock-based award process and are subject to service‑based vesting restrictions. These fiscal 2021 stock-based awards issuances were partially offset by stock-based award forfeitures and cancellations of 23 million shares during the first half of fiscal 2021.

The RSUs that were granted during the six months ended November 30, 2020 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

Stock‑based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Cloud services and license support	$36	$30	$66	$61
Hardware	3	3	6	6
Services	14	14	26	28
Sales and marketing	80	37	151	125
Research and development	314	272	590	543
General and administrative	41	41	77	80
Total stock-based compensation	$488	$397	$916	$843

9.	INCOME TAXES

Our effective tax rates for the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 17.8% and 15.7% for the three and six months ended November 30, 2020, respectively, and 17.7% and 16.0% for the three and six months ended November 30, 2019, respectively.

Our net deferred tax assets were $3.4 billion and $3.2 billion as of November 30, 2020 and May 31, 2020, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2019. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2010, and we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2007, and we are no longer subject to audit for those periods.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

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

Our cloud and license business engages in the sale, marketing and delivery of our enterprise applications and infrastructure technologies through cloud and on-premise deployment models including our cloud services and license support offerings; and our cloud license and on-premise license offerings. Cloud services and license support revenues are generated from offerings that are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms, and renewed by customers upon completion of the contractual terms. Cloud services and license support contracts provide customers with access to the latest updates to the applications and infrastructure technologies as they become available and for which the customer contracted and also include related technical support services over the contractual term. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract. In each fiscal year, our cloud and license business’ contractual activities are typically highest in our fourth fiscal quarter and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts.

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

November 30, 2020

(Unaudited)

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Cloud and license:
Revenues(1)	$8,204	$7,938	$16,038	$15,556
Cloud services and license support expenses	1,008	970	1,966	1,901
Sales and marketing expenses	1,620	1,856	3,253	3,612
Margin(2)	$5,576	$5,112	$10,819	$10,043
Hardware:
Revenues	$844	$871	$1,658	$1,686
Hardware products and support expenses	236	277	475	541
Sales and marketing expenses	94	114	192	231
Margin(2)	$514	$480	$991	$914
Services:
Revenues	$752	$806	$1,472	$1,593
Services expenses	595	700	1,180	1,365
Margin(2)	$157	$106	$292	$228
Totals:
Revenues(1)	$9,800	$9,615	$19,168	$18,835
Expenses	3,553	3,917	7,066	7,650
Margin(2)	$6,247	$5,698	$12,102	$11,185

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

November 30, 2020

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Total revenues for operating segments	$9,800	$9,615	$19,168	$18,835
Cloud and license revenues(1)	—	(1)	(1)	(3)
Total revenues	$9,800	$9,614	$19,167	$18,832

Total margin for operating segments	$6,247	$5,698	$12,102	$11,185
Cloud and license revenues(1)	—	(1)	(1)	(3)
Research and development	(1,601)	(1,531)	(3,190)	(3,088)
General and administrative	(324)	(323)	(619)	(615)
Amortization of intangible assets	(345)	(407)	(690)	(821)
Acquisition related and other	(76)	(12)	(95)	(37)
Restructuring	(96)	(42)	(270)	(120)
Stock-based compensation for operating segments	(133)	(84)	(249)	(220)
Expense allocations and other, net	(89)	(115)	(194)	(221)
Interest expense	(600)	(465)	(1,214)	(959)
Non-operating (expense) income, net	(11)	92	(13)	191
Income before provision for income taxes	$2,972	$2,810	$5,567	$5,292

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Americas	$5,259	$5,304	$10,327	$10,454
EMEA(1)	2,852	2,695	5,590	5,248
Asia Pacific	1,689	1,615	3,250	3,130
Total revenues	$9,800	$9,614	$19,167	$18,832

(1)	Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Applications cloud services and license support	$2,901	$2,753	$5,717	$5,457
Infrastructure cloud services and license support	4,211	4,058	8,342	8,159
Total cloud services and license support revenues	$7,112	$6,811	$14,059	$13,616

11.	EARNINGS PER SHARE

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2020	2019	2020	2019
Net income	$2,442	$2,311	$4,693	$4,448
Weighted average common shares outstanding	2,977	3,245	3,009	3,281
Dilutive effect of employee stock plans	69	86	67	89
Dilutive weighted average common shares outstanding	3,046	3,331	3,076	3,370
Basic earnings per share	$0.82	$0.71	$1.56	$1.36
Diluted earnings per share	$0.80	$0.69	$1.53	$1.32
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	36	55	36	55

(1)

These weighted shares relate to anti-dilutive restricted stock-based awards and stock options, both of which were service-based, as calculated using the treasury stock method and contingently issuable shares, substantially all of which were related to performance based stock option (PSO) arrangements. Such shares could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2020

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

November 30, 2020

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

After plaintiff filed its initial complaint, plaintiff filed several amended complaints. Plaintiff filed its most recent amended complaint on October 22, 2020, and on October 23, 2020, plaintiff brought a motion for leave to file a further amended complaint. The operative complaint asserts claims for breach of fiduciary duty against our Chief Executive Officer, our Chief Technology Officer, the estate of Mark Hurd (our former Chief Executive Officer who passed away on October 18, 2019), and two other members of our Board of Directors. Oracle is named as a nominal defendant. On September 8, 2020, the estate of Mark Hurd and the two other members of our Board of Directors moved to dismiss this complaint, when it was, at the time, a proposed amended complaint. No hearing has been scheduled on this motion. On November 6, 2020, our Chief Executive Officer, our Chief Technology Officer, and Oracle as a nominal defendant filed answers to the operative complaint.

The parties are conducting discovery.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then-two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our then-two Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020. On April 23, 2020, defendants filed a motion to dismiss, and the court held a hearing on this motion on September 24, 2020. The court has not yet ruled on this motion.  We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

November 30, 2020

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

Derivative Litigation Concerning Oracle’s Board Composition and Hiring Practices

On July 2 and 10, 2020, two alleged stockholders filed derivative lawsuits in the U.S. District Court for the Northern District of California, purportedly on Oracle’s behalf, and thereafter, filed a consolidated complaint on August 21, 2020. On July 30, 2020, a third alleged stockholder filed a derivative lawsuit in the same court. On October 16, 2020, defendants moved to consolidate all these actions, and the court granted this motion on November 30, 2020.

On December 7, 2020, plaintiffs filed a consolidated derivative complaint against all members of our Board of Directors, and Oracle as a nominal defendant, seeking declaratory and injunctive relief, monetary damages, interest, corporate governance changes, disgorgement, restitution, punitive damages, and an award of attorneys’ fees, expert fees, and costs. Plaintiffs allege that: (a) defendants breached their fiduciary duties by permitting Oracle to violate anti-discrimination laws and Oracle’s own policies, failing to ensure sufficient diversity on the board, failing to ensure an independent board chairman, rehiring Ernst & Young LLP as Oracle’s auditors, and by breaching the HP Settlement Agreement (discussed above); (b)  defendants made false and misleading statements in Oracle’s proxy statements; (c) defendants received unjust compensation and were unjustly enriched; (d) defendants aided and abetted this conduct; and (e) our Chief Technology Officer and our Chief Executive Officer are liable for abuse of control. Defendants’ response to this complaint is currently due on January 6, 2020.

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

Business Overview

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on‑premise deployments, cloud‑based deployments, and hybrid deployments (an approach that combines both on-premise and cloud‑based deployment) such as our Oracle Cloud at Customer offering (an instance of Oracle Cloud in a customer’s own data center). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Through our worldwide sales force and Oracle Partner Network, we sell to customers all over the world including businesses of many sizes, government agencies, educational institutions and resellers.

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

Impacts of the COVID-19 Pandemic on Oracle’s Business

For a discussion of the impacts on and risks to our business from COVID-19, please refer to “Impacts of the COVID-19 Pandemic on Oracle’s Business” included in Item 1 Business and certain risk factors included in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020; and the information presented below in Results of Operations in Item 2 of this Quarterly Report.

Cloud and License Business

Our cloud and license business, which represented 84% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings.

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. We expect these trends to continue.

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

Hardware Business

Our hardware business, which represented 9% of our total revenues on a trailing 4-quarter basis, provides a broad selection of enterprise hardware products and hardware-related software products, including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products such as Oracle Solaris. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

Services Business

Our services business, which represented 7% of our total revenues on a trailing 4-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services, advanced customer services and education services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the associated services for these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; and tighter controls over customer discretionary spending.

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

During the first half of fiscal 2021, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2020 provides a more complete discussion of our critical accounting policies and estimates.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2020, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2020 and 2019, our financial statements would reflect reported revenues of $1.17 million in the first half of fiscal 2021 (using 1.17 as the month-end average exchange rate for the period) and $1.10 million in the first half of fiscal 2020 (using 1.10 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first half of fiscal 2021 and 2020 using the May 31, 2020 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Total Revenues by Geography:
Americas	$5,259	-1%	0%	$5,304	$10,327	-1%	0%	$10,454
EMEA(1)	2,852	6%	2%	2,695	5,590	7%	4%	5,248
Asia Pacific	1,689	5%	2%	1,615	3,250	4%	2%	3,130
Total revenues	9,800	2%	1%	9,614	19,167	2%	1%	18,832
Total Operating Expenses	6,217	-3%	-4%	6,431	12,373	-3%	-3%	12,772
Total Operating Margin	$3,583	13%	11%	$3,183	$6,794	12%	11%	$6,060
Total Operating Margin %	37%			33%	35%			32%
% Revenues by Geography:
Americas	54%			55%	54%			55%
EMEA	29%			28%	29%			28%
Asia Pacific	17%			17%	17%			17%
Total Revenues by Business:
Cloud and license	$8,204	3%	2%	$7,937	$16,037	3%	3%	$15,553
Hardware	844	-3%	-3%	871	1,658	-2%	-2%	1,686
Services	752	-7%	-8%	806	1,472	-8%	-8%	1,593
Total revenues	$9,800	2%	1%	$9,614	$19,167	2%	1%	$18,832
% Revenues by Business:
Cloud and license	83%			83%	83%			83%
Hardware	9%			9%	9%			9%
Services	8%			8%	8%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to growth in our cloud and license business’ revenues, which were partially offset by declines in our hardware business’ revenues and services business’ revenues. The constant currency increases in our cloud and license business’ revenues during the fiscal 2021 periods presented, relative to the corresponding prior year periods, were attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services. The constant currency decreases in our hardware business’ revenues during the fiscal 2021 periods presented were due to reductions in our hardware product revenues and hardware support revenues primarily due to the emphasis we placed on the marketing and sale of our growing strategic hardware offerings and growing cloud-based infrastructure technologies and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services. The constant currency decreases in our services business’ revenues during the fiscal 2021 periods presented were attributable to declines in each of our primary services offerings. Due to the effects of the COVID-19 pandemic, all three of our businesses’ revenues were adversely impacted during the fiscal 2021 periods presented relative to the corresponding prior year periods. While we expect these effects to be temporary, the impacts of COVID-19 for the remainder of fiscal 2021 and future periods are unknown. On a constant currency basis, the EMEA and Asia Pacific regions contributed to our total revenues growth in the fiscal 2021 periods presented while the Americas region was flat during these periods, in each case relative to the corresponding prior year periods.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses decreased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to lower sales and marketing expenses, lower hardware expenses and lower services expenses, all of which were attributable to lower headcount and a reduction in certain variable expenditures as further described below. In addition, we also incurred lower amortization of intangible assets during the fiscal 2021 periods presented. These constant currency expense decreases were partially offset by certain constant currency expense increases during the fiscal 2021 periods presented including: higher cloud services and license support expenses, which increased primarily due to higher infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher research and development expenses, which increased primarily due to higher employee related expenses; higher acquisition related and other expenses, which increased primarily due to certain right-of-use assets and other assets that were abandoned in connection with plans to improve our cost structure and operations; and higher restructuring expenses, which increased due to actions taken during the first half of fiscal 2021 pursuant to the Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). During the fiscal 2021 periods presented, we curtailed a number of variable expenditures across all of our lines of businesses and functions including employee travel expenses and marketing expenses, among others, in response to COVID-19. We expect that certain of these expenses may normalize in future periods provided global economic conditions improve.

In constant currency, our total operating margin and total operating margin as a percentage of total revenues increased during the fiscal 2021 periods presented due to higher total revenues and lower total operating expenses.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2020	2019	2020	2019
Cloud services and license support deferred revenues(1)	$—	$1	$1	$3
Amortization of intangible assets(2)	345	407	690	821
Acquisition related and other(3)	76	12	95	37
Restructuring(4)	96	42	270	120
Stock-based compensation, operating segments(5)	133	84	249	220
Stock-based compensation, R&D and G&A(5)	355	313	667	623
Income tax effects(6)	(212)	(189)	(548)	(528)
	$793	$670	$1,424	$1,296

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of November 30, 2020, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2021	$668
Fiscal 2022	1,106
Fiscal 2023	682
Fiscal 2024	445
Fiscal 2025	126
Fiscal 2026	24
Thereafter	10
Total intangible assets, net	$3,061

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first half of fiscal 2021 and 2020 primarily related to employee severance in connection with our 2019 Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses”, in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Cloud services and license support	$36	$30	$66	$61
Hardware	3	3	6	6
Services	14	14	26	28
Sales and marketing	80	37	151	125
Stock-based compensation, operating segments	133	84	249	220
Research and development	314	272	590	543
General and administrative	41	41	77	80
Total stock-based compensation	$488	$397	$916	$843

(6)

For the second quarter and first half of fiscal 2021 the applicable jurisdictional tax rates applied to our income before provision for income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items resulted in effective tax rates of 18.7% and 18.9%, respectively, instead of 17.8% and 15.7%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations. For the second quarter and first half of fiscal 2020, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, resulted in effective tax rates of 18.8% and 19.3%, respectively, instead of 17.7% and 16.0%, respectively, as derived per our condensed consolidated statements of operations.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Cloud and License Revenues:
Americas(1)	$4,494	1%	1%	$4,470	$8,815	0%	1%	$8,827
EMEA(1)	2,369	8%	4%	2,200	4,662	9%	6%	4,270
Asia Pacific(1)	1,341	6%	3%	1,268	2,561	4%	3%	2,459
Total revenues(1)	8,204	3%	2%	7,938	16,038	3%	3%	15,556
Expenses:
Cloud services and license support(2)	1,008	4%	4%	970	1,966	3%	3%	1,901
Sales and marketing(2)	1,620	-13%	-13%	1,856	3,253	-10%	-10%	3,612
Total expenses(2)	2,628	-7%	-8%	2,826	5,219	-5%	-5%	5,513
Total Margin	$5,576	9%	8%	$5,112	$10,819	8%	7%	$10,043
Total Margin %	68%			64%	67%			65%
% Revenues by Geography:
Americas	55%			56%	55%			57%
EMEA	29%			28%	29%			27%
Asia Pacific	16%			16%	16%			16%
Revenues by Offerings:
Cloud services and license support(1)	$7,112	4%	4%	$6,812	$14,060	3%	3%	$13,619
Cloud license and on-premise license	1,092	-3%	-5%	1,126	1,978	2%	1%	1,937
Total revenues(1)	$8,204	3%	2%	$7,938	$16,038	3%	3%	$15,556
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support(1)	$2,901	5%	5%	$2,754	$5,718	5%	4%	$5,460
Infrastructure cloud services and license support(1)	4,211	4%	3%	4,058	8,342	2%	2%	8,159
Total cloud services and license support revenues(1)	$7,112	4%	4%	$6,812	$14,060	3%	3%	$13,619

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

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to growth in our cloud services and license support revenues, which was due to increased customer purchases and renewals of cloud-based services and license support contracts in recent periods for which we delivered such services during the fiscal 2021 periods presented. Our cloud and license business’ revenues were adversely impacted during the fiscal 2021 periods presented due to the COVID-19 pandemic, and the impacts of COVID-19 for the rest of fiscal 2021 and future periods are unknown. In constant currency, the Americas region contributed 34% and 20%, respectively, the EMEA region contributed 46% and 64%, respectively, and the Asia Pacific region contributed 20% and 16%, respectively, to the revenues growth for this business during the second quarter and the first half of fiscal 2021, respectively, in each case relative to the corresponding prior year periods.

In constant currency, our total cloud and license business’ expenses decreased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to lower sales and marketing expenses, which decreased primarily due to lower headcount related expenses; and due to our curtailment of variable expenditures, including lower employee travel expenses and lower marketing expenses in response to COVID-19. These constant currency expense decreases were partially offset by higher cloud services and license support expenses during the fiscal 2021 periods presented, which were primarily attributable to higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total margin and total margin as a percentage of revenues increased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to the fiscal 2021 increases in total revenues and the decreases in total expenses for this business.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Hardware Revenues:
Americas	$419	-6%	-5%	$447	$828	-3%	-1%	$850
EMEA	241	0%	-1%	242	461	-5%	-6%	485
Asia Pacific	184	1%	-3%	182	369	5%	3%	351
Total revenues	844	-3%	-3%	871	1,658	-2%	-2%	1,686
Expenses:
Hardware products and support(1)	236	-15%	-15%	277	475	-12%	-12%	541
Sales and marketing(1)	94	-17%	-18%	114	192	-17%	-17%	231
Total expenses(1)	330	-15%	-16%	391	667	-14%	-13%	772
Total Margin	$514	7%	6%	$480	$991	8%	8%	$914
Total Margin %	61%			55%	60%			54%
% Revenues by Geography:
Americas	50%			51%	50%			50%
EMEA	28%			28%	28%			29%
Asia Pacific	22%			21%	22%			21%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP‑based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Our constant currency hardware revenues declined in the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to our continued emphasis on the marketing and sale of our growing strategic hardware offerings and growing cloud-based infrastructure technologies and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products, the net impact of which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Our hardware business’ revenues were also adversely impacted during the fiscal 2021 periods presented by the unfavorable economic effects caused by COVID-19. Geographically, we experienced constant currency revenue declines in each region during the fiscal 2021 periods presented other than Asia Pacific during the first half of fiscal 2021 in which revenues increased.

Excluding the effects of foreign currency rate fluctuations, total hardware expenses decreased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware product expenses, lower hardware support costs and lower sales and marketing costs, all of which aligned to lower hardware revenues.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues increased during the fiscal 2021 periods presented due to lower total hardware expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Services Revenues:
Americas	$347	-11%	-9%	$388	$686	-12%	-11%	$779
EMEA	241	-5%	-8%	253	466	-5%	-8%	494
Asia Pacific	164	0%	-3%	165	320	0%	-2%	320
Total revenues	752	-7%	-8%	806	1,472	-8%	-8%	1,593
Total Expenses(1)	595	-15%	-16%	700	1,180	-14%	-14%	1,365
Total Margin	$157	48%	47%	$106	$292	28%	28%	$228
Total Margin %	21%			13%	20%			14%
% Revenues by Geography:
Americas	46%			48%	46%			49%
EMEA	32%			32%	32%			31%
Asia Pacific	22%			20%	22%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our total services revenues decreased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to revenue decreases in each of our primary services offerings. Our services business revenues were also adversely impacted during the fiscal 2021 periods presented by the impacts of COVID-19, including the impacts of consulting project delays due to customer resource constraints and in-person meeting restrictions imposed by certain jurisdictions. In addition, we incurred lower billable travel expenses and lower billable sub-contractor expenses for which we were to be reimbursed by our customers, which reduced the amount of revenues and expenses we reported for our services business during the fiscal 2021 periods presented. Geographically, we experienced constant currency revenue declines in all regions during the fiscal 2021 periods presented.

In constant currency, total services expenses decreased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to lower employee related costs caused by lower headcount and lower travel and sub-contractor expenses as described above.

In constant currency, total margin and total margin as a percentage of total services revenues increased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to lower total expenses for this business.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Research and development(1)	$1,287	2%	2%	$1,259	$2,600	2%	3%	$2,545
Stock-based compensation	314	16%	16%	272	590	9%	9%	543
Total expenses	$1,601	5%	5%	$1,531	$3,190	3%	4%	$3,088
% of Total Revenues	16%			16%	17%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to higher fiscal 2021 employee related expenses including higher salary expenses due to increased headcount, higher variable compensation expenses and higher stock-based compensation expenses. These constant currency expense increases were partially offset by lower travel expenses during the fiscal 2021 periods presented due to the impacts of COVID-19.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
General and administrative(1)	$283	0%	0%	$282	$542	1%	2%	$535
Stock-based compensation	41	0%	0%	41	77	-4%	-4%	80
Total expenses	$324	0%	0%	$323	$619	1%	1%	$615
% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses increased slightly in the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to higher variable compensation expenses and certain other expense increases. These fiscal 2021 constant currency expense increases were almost entirely offset by lower salary expenses due to lower headcount, and by lower travel expenses and certain other variable expense reductions that we implemented during the fiscal 2021 periods presented due to the impacts of COVID-19. In addition, general and administrative expenses during the first half of fiscal 2021 were unfavorably affected in comparison to the corresponding prior year period due to a $29 million litigation related benefit that reduced our expenses during that fiscal 2020 period.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Developed technology	$158	-23%	-23%	$204	$316	-24%	-24%	$415
Cloud services and license support agreements and related relationships	165	-3%	-3%	171	329	-4%	-4%	342
Other	22	-31%	-31%	32	45	-30%	-29%	64
Total amortization of intangible assets	$345	-15%	-16%	$407	$690	-16%	-16%	$821

Amortization of intangible assets decreased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by a smaller amount of additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Transitional and other employee related costs	$1	-68%	-68%	$3	$3	-58%	-57%	$7
Business combination adjustments, net	—	*	*	(4)	1	-51%	-50%	2
Other, net	75	459%	449%	13	91	221%	222%	28
Total acquisition related and other expenses	$76	514%	503%	$12	$95	154%	155%	$37

*	Not meaningful

On a constant currency basis, acquisition related and other expenses increased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to higher other expenses, net, which primarily related to certain facilities related right-of-use assets and other assets that were abandoned in connection with plans to improve our cost structure and operations during the periods presented.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Restructuring expenses	$96	130%	124%	$42	$270	125%	123%	$120

Restructuring expenses in fiscal 2021 and 2020 primarily related to our 2019 Restructuring Plan. Our management approved, committed to and initiated the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Interest expense	$600	29%	29%	$465	$1,214	27%	27%	$959

Interest expense increased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to higher average borrowings resulting from our issuance of $20.0 billion of senior notes in April 2020, which was partially offset by a reduction in interest expense resulting primarily from the maturities and repayments of $1.0 billion of senior notes during fiscal 2021 and $4.5 billion of senior notes during fiscal 2020.

Non-Operating (Expenses) Income, net:   Non-operating (expenses) income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to equity securities and non-service net periodic pension income and losses.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Interest income	$27	-82%	-82%	$145	$58	-83%	-83%	$335
Foreign currency losses, net	(16)	-34%	-30%	(26)	(66)	-17%	-18%	(80)
Noncontrolling interests in income	(43)	-7%	-7%	(46)	(81)	-7%	-7%	(87)
Other, net	21	12%	12%	19	76	227%	221%	23
Total non‑operating (expenses) income, net	$(11)	*	*	$92	$(13)	*	*	$191

*	Not meaningful

In constant currency, we incurred, non-operating expenses, net during the fiscal 2021 periods presented in comparison to non-operating income, net during the fiscal 2020 periods presented. The changes to non-operating expenses, net during the fiscal 2021 periods presented were primarily due to lower interest income that we recognized during the fiscal 2021 periods, which was caused by lower interest rates that were applicable to our cash, cash equivalent and marketable securities balances.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2020	Actual	Constant	2019	2020	Actual	Constant	2019
Provision for income taxes	$530	6%	4%	$499	$874	4%	2%	$844
Effective tax rate	17.8%			17.7%	15.7%			16.0%

Provision for income taxes increased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to higher income before provision for income taxes and an unfavorable jurisdictional mix of earnings, partially offset by changes in unrecognized tax benefits due to settlements with tax authorities and other events.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2020	Change	May 31, 2020
Working capital	$24,904	-29%	$34,940
Cash, cash equivalents and marketable securities	$38,593	-10%	$43,057

Working capital:   The decrease in working capital as of November 30, 2020 in comparison to May 31, 2020 was primarily due to cash used for repurchases of our common stock, the reclassification of $5.8 billion of long-term senior notes as current liabilities and cash used to pay dividends to our stockholders during the first half of fiscal 2021. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during the first half of fiscal 2021 and cash proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at November 30, 2020 in comparison to May 31, 2020 was primarily due to $9.0 billion of settled repurchases of our common stock, the repayment of $1.0 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first half of fiscal 2021 were partially offset by certain cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during the first half of fiscal 2021.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally weakened against certain major international currencies on a net basis during the first half of fiscal 2021, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased on a net basis as of November 30, 2020 relative to what we reported as of May 31, 2020.

	Six Months Ended November 30,
(Dollars in millions)	2020	Change	2019
Net cash provided by operating activities	$7,341	13%	$6,513
Net cash (used for) provided by investing activities	$(5,803)	*	$13,619
Net cash used for financing activities	$(11,047)	-31%	$(16,096)

*	Not meaningful

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

Net cash provided by operating activities increased during the first half of fiscal 2021, relative to the corresponding prior year period, primarily due to higher net income, higher cash collections from customers, a portion of which were previously delayed due to the global economic effects that resulted from COVID-19, and certain other cash favorable working capital changes, in each case during the first half of fiscal 2021 relative to the first half of fiscal 2020.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities was $5.8 billion during the first half of fiscal 2021 in comparison to net cash provided by investing activities of $13.6 billion during the first half of fiscal 2020. Net cash used for investing activities during the first half of fiscal 2021 primarily resulted from an increase in cash used for the purchases of marketable securities and other investments and a decrease in cash proceeds from sales and maturities of marketable securities and other investments, in each case during the first half of fiscal 2021 relative to the first half of fiscal 2020.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first half of fiscal 2021 decreased compared to the first half of fiscal 2020 primarily due to lower debt repayments; lower stock repurchases; and higher cash proceeds from stock option exercises, in each case during the first half of fiscal 2021 in comparison to the first half of fiscal 2020.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2020	Change	2019
Net cash provided by operating activities	$13,967	1%	$13,796
Capital expenditures	(1,833)	15%	(1,591)
Free cash flow	$12,134	-1%	$12,205
Net income	$10,380		$10,933
Free cash flow as percent of net income	117%		112%

Long-Term Customer Financing:   We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $266 million and $330 million, respectively, or approximately 13% and 17%, respectively, of our cloud license and on-premise license revenues in the first half of fiscal 2021 and 2020, respectively.

Contractual Obligations:   During the first half of fiscal 2021, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2020.

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

Consistent with these dual goals, our cumulative potential dilution since June 1, 2017 has been a weighted-average annualized rate of 1.4% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at November 30, 2020, which generally have a ten-year exercise period, substantially all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2020, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 8.3%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2021. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2020 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2020, approximately $7.6 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2020—September 30, 2020	29.7	$58.78	29.7	$9,902.1
October 1, 2020—October 31, 2020	29.8	$58.85	29.8	$8,151.6
November 1, 2020—November 30, 2020	8.8	$56.93	8.8	$7,648.4
Total	68.3	$58.57	68.3
Item 5.	Other Information

Oracle is implementing a more flexible employee work location policy and has changed its Corporate Headquarters from Redwood City, California to Austin, Texas. We believe these moves best position Oracle for growth and provide our personnel with more flexibility about where and how they work. Depending on their role, this means that many of our employees can choose their office location as well as continue to work from home part time or all of the time. In addition, we will continue to support major hubs for Oracle around the world, including those in the United States such as Redwood City, Austin, Santa Monica, Seattle, Denver, Orlando and Burlington, among others, and we expect to add other locations over time. By implementing a more modern approach to work, we expect to further improve our employees’ quality of life and quality of output.

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.15*	Oracle Corporation 2020 Equity Incentive Plan	S-8	333-249880	99.1	11/5/20	Oracle Corporation
10.16*‡	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan for U.S. Employees
31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2020 and May 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Equity for the three and six months ended November 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020, formatted in Inline XBRL

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 11, 2020	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 11, 2020	By:	/s/ William Corey West
William Corey West
Executive Vice President, Chief Accounting Officer