Form 10-Q
period 2021-02-28
ORACLE CORP
filed 2021-03-11
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35992

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Oracle Way Austin, Texas	78741
(Address of principal executive offices)	(Zip Code)

(737) 867-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share 3.125% senior notes due July 2025	ORCL —	New York Stock Exchange New York Stock Exchange

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

The number of shares of registrant’s common stock outstanding as of March 5, 2021 was: 2,883,535,000.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2021 and May 31, 2020

(Unaudited)

(in millions, except per share data)	February 28, 2021	May 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$22,321	$37,239
Marketable securities	13,543	5,818
Trade receivables, net of allowances for doubtful accounts of $485 and $409 as of February 28, 2021 and May 31, 2020, respectively	4,637	5,551
Prepaid expenses and other current assets	3,243	3,532
Total current assets	43,744	52,140
Non-current assets:
Property, plant and equipment, net	6,816	6,244
Intangible assets, net	2,754	3,738
Goodwill, net	43,954	43,769
Deferred tax assets	13,725	3,252
Other non-current assets	7,116	6,295
Total non-current assets	74,365	63,298
Total assets	$118,109	$115,438
LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$5,758	$2,371
Accounts payable	812	637
Accrued compensation and related benefits	1,684	1,453
Deferred revenues	8,088	8,002
Other current liabilities	3,908	4,737
Total current liabilities	20,250	17,200
Non-current liabilities:
Notes payable and other borrowings, non-current	63,541	69,226
Income taxes payable	12,316	12,463
Deferred tax liabilities	7,892	41
Other non-current liabilities	4,473	3,791
Total non-current liabilities	88,222	85,521
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,895 shares and 3,067 shares as of February 28, 2021 and May 31, 2020, respectively	26,261	26,486
Accumulated deficit	(16,206)	(12,696)
Accumulated other comprehensive loss	(1,155)	(1,716)
Total Oracle Corporation stockholders’ equity	8,900	12,074
Noncontrolling interests	737	643
Total equity	9,637	12,717
Total liabilities and equity	$118,109	$115,438

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenues:
Cloud services and license support	$7,252	$6,930	$21,311	$20,546
Cloud license and on-premise license	1,276	1,231	3,254	3,169
Hardware	820	857	2,478	2,542
Services	737	778	2,209	2,372
Total revenues	10,085	9,796	29,252	28,629
Operating expenses:
Cloud services and license support(1)	1,064	991	3,139	2,994
Hardware(1)	230	271	719	828
Services	621	702	1,875	2,147
Sales and marketing(1)	1,915	2,049	5,605	6,135
Research and development	1,621	1,500	4,812	4,588
General and administrative	330	288	949	903
Amortization of intangible assets	347	400	1,037	1,221
Acquisition related and other	13	7	107	44
Restructuring	66	60	337	181
Total operating expenses	6,207	6,268	18,580	19,041
Operating income	3,878	3,528	10,672	9,588
Interest expense	(585)	(456)	(1,799)	(1,416)
Non-operating (expenses) income, net	(17)	4	(30)	195
Income before benefit from (provision for) income taxes	3,276	3,076	8,843	8,367
Benefit from (provision for) income taxes	1,745	(505)	871	(1,348)
Net income	$5,021	$2,571	$9,714	$7,019
Earnings per share:
Basic	$1.72	$0.81	$3.26	$2.16
Diluted	$1.68	$0.79	$3.19	$2.10
Weighted average common shares outstanding:
Basic	2,913	3,190	2,977	3,251
Diluted	2,994	3,271	3,049	3,337

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net income	$5,021	$2,571	$9,714	$7,019
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	132	(86)	504	(178)
Net unrealized gains on defined benefit plans	10	34	66	45
Net unrealized (losses) gains on marketable securities	(4)	3	(1)	91
Net unrealized (losses) gains on cash flow hedges	(7)	7	(8)	(9)
Total other comprehensive income (loss), net	131	(42)	561	(51)
Comprehensive income	$5,152	$2,529	$10,275	$6,968

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Nine Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Common stock and additional paid in capital
Balance, beginning of period	$26,298	$26,374	$26,486	$26,909
Common stock issued	143	615	915	1,232
Stock-based compensation	479	361	1,395	1,204
Repurchases of common stock	(567)	(599)	(1,922)	(2,033)
Other, net	(92)	(66)	(613)	(627)
Balance, end of period	$26,261	$26,685	$26,261	$26,685
Accumulated deficit
Balance, beginning of period	$(17,095)	$(9,174)	$(12,696)	$(3,496)
Repurchases of common stock	(3,433)	(3,401)	(11,078)	(11,967)
Cash dividends declared	(699)	(768)	(2,146)	(2,330)
Net income	5,021	2,571	9,714	7,019
Other, net	—	1	—	3
Balance, end of period	$(16,206)	$(10,771)	$(16,206)	$(10,771)
Other equity, net
Balance, beginning of period	$(587)	$(1,015)	$(1,073)	$(1,050)
Other comprehensive income (loss), net	131	(42)	561	(51)
Other, net	38	24	94	68
Balance, end of period	$(418)	$(1,033)	$(418)	$(1,033)
Total equity	$9,637	$14,881	$9,637	$14,881
Cash dividends declared per common share	$0.24	$0.24	$0.72	$0.72

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income	$9,714	$7,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,127	1,025
Amortization of intangible assets	1,037	1,221
Deferred income taxes	(2,475)	(398)
Stock-based compensation	1,395	1,204
Other, net	227	167
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,089	946
Decrease in prepaid expenses and other assets	609	718
Decrease in accounts payable and other liabilities	(247)	(1,035)
Decrease in income taxes payable	(1,181)	(789)
Decrease in deferred revenues	(250)	(553)
Net cash provided by operating activities	11,045	9,525
Cash flows from investing activities:
Purchases of marketable securities and other investments	(26,775)	(399)
Proceeds from maturities of marketable securities and other investments	18,182	3,165
Proceeds from sales of marketable securities	853	12,575
Acquisitions, net of cash acquired	(29)	(111)
Capital expenditures	(1,418)	(1,131)
Net cash (used for) provided by investing activities	(9,187)	14,099
Cash flows from financing activities:
Payments for repurchases of common stock	(12,958)	(13,935)
Proceeds from issuances of common stock	915	1,232
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(597)	(624)
Payments of dividends to stockholders	(2,146)	(2,330)
Repayments of borrowings	(2,631)	(4,500)
Other, net	241	(108)
Net cash used for financing activities	(17,176)	(20,265)
Effect of exchange rate changes on cash and cash equivalents	400	(44)
Net (decrease) increase in cash and cash equivalents	(14,918)	3,315
Cash and cash equivalents at beginning of period	37,239	20,514
Cash and cash equivalents at end of period	$22,321	$23,829
Non-cash financing activities:
Change in unsettled repurchases of common stock	$42	$65

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

We believe that all necessary adjustments have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2021.

The comparability of our operating results during the third quarter and first nine months of fiscal 2021 compared to the corresponding prior year periods, and of our condensed consolidated balance sheets as of February 28, 2021 relative to May 31, 2020, was impacted by the income tax related effects of a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights. During the third quarter and first nine months of fiscal 2021, we recognized a benefit from income taxes primarily due to the result of a net discrete tax benefit of $2.3 billion that was recorded as a deferred tax asset of $11.3 billion and a non-current deferred tax liability of $9.1 billion. The deferred tax asset was recognized as a result of the book and tax basis difference on the intra-group transfer of certain intellectual property and the realignment of certain legal entities, partially offset by a Global Intangible Low-Taxed Income (GILTI) non-current deferred tax liability. The tax amortization related to the intellectual property deferred tax asset will be recognized in future periods and any unused amortization in a particular year will carry forward indefinitely. The $11.3 billion deferred tax asset was measured based on the tax rate at which it is expected to reverse in the future. We expect to realize the net deferred tax asset recorded as a result of the intangible property transfer and will periodically assess the realizability of the net deferred tax asset. Refer to Note 9 below for additional information.

During the first nine months of fiscal 2021, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance; and ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), neither of which had a material impact to our current or historical condensed consolidated financial statements. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the nine months ended February 28, 2021.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 28, 2021 and May 31, 2020 and our condensed consolidated statements of cash flows for the nine months ended February 28, 2021 and February 29, 2020 was nominal.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of February 28, 2021 and May 31, 2020. The revenues recognized during the nine months ended February 28, 2021 and February 29, 2020, respectively, that were included in the opening deferred revenues balances as of May 31, 2020 and 2019, respectively, were approximately $7.4 billion and $7.7 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and nine months ended February 28, 2021 and February 29, 2020.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, were $35.3 billion as of February 28, 2021, approximately 61% of which we expect to recognize as revenues over the next twelve months and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $338 million and $1.3 billion for the three and nine months ended February 28, 2021, respectively, and $284 million and $1.2 billion for the three and nine months ended February 29, 2020, respectively.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Transitional and other employee related costs	$1	$2	$4	$9
Business combination adjustments, net	2	2	3	4
Other, net	10	3	100	31
Total acquisition related and other expenses	$13	$7	$107	$44

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Interest income	$23	$122	$80	$457
Foreign currency losses, net	(18)	(47)	(84)	(127)
Noncontrolling interests in income	(46)	(28)	(127)	(115)
Other, net	24	(43)	101	(20)
Total non-operating (expenses) income, net	$(17)	$4	$(30)	$195

Recent Accounting Pronouncements

Financial Instruments:  In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) and also issued subsequent amendments to the initial guidance (collectively, Topic 848). Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates. We do not expect our adoption of Topic 848 to have a material impact on our consolidated financial statements.

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

Fiscal 2021 and 2020 Acquisitions

During the first nine months of fiscal 2021 and full year of fiscal 2020, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

February 28, 2021

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 28, 2021			May 31, 2020
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$4,702	$—	$4,702	$18,587	$—	$18,587
Corporate debt securities and other	2,836	7,933	10,769	4,036	2,589	6,625
Commercial paper debt securities	—	7,604	7,604	—	5,640	5,640
Derivative financial instruments	—	71	71	—	29	29
Total assets	$7,538	$15,608	$23,146	$22,623	$8,258	$30,881
Liabilities:
Derivative financial instruments	$—	$—	$—	$—	$268	$268

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of money market funds, Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. As of February 28, 2021 and May 31, 2020, substantially all of our marketable securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

Based on the trading prices of the $69.3 billion and $71.6 billion of senior notes and the related fair value hedges that we had outstanding as of February 28, 2021 and May 31, 2020, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at February 28, 2021 and May 31, 2020 were $76.3 billion and $80.9 billion, respectively.

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2021 and the net book value of intangible assets as of February 28, 2021 and May 31, 2020 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2020	Additions & Adjustments, net(1)	February 28, 2021	May 31, 2020	Expense	February 28, 2021	May 31, 2020	February 28, 2021
Developed technology	$4,471	$36	$4,507	$(3,290)	$(477)	$(3,767)	$1,181	$740	3
Cloud services and license support agreements and related relationships	5,589	16	5,605	(3,271)	(493)	(3,764)	2,318	1,841	—
Other	1,341	1	1,342	(1,102)	(67)	(1,169)	239	173	—
Total intangible assets, net	$11,401	$53	$11,454	$(7,663)	$(1,037)	$(8,700)	$3,738	$2,754

(1)	Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2021.

As of February 28, 2021, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2021	$328
Fiscal 2022	1,120
Fiscal 2023	696
Fiscal 2024	450
Fiscal 2025	126
Fiscal 2026	24
Thereafter	10
Total intangible assets, net	$2,754

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 28, 2021 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2020	$39,637	$2,367	$1,765	$43,769
Goodwill adjustments, net(1)	168	—	17	185
Balances as of February 28, 2021	$39,805	$2,367	$1,782	$43,954

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

February 28, 2021

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). In the first nine months of fiscal 2021, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expected to take. Restructuring costs associated with the 2019 Restructuring Plan were recorded to the restructuring expense line item within our condensed consolidated statements of operations as they were incurred. We recorded $335 million and $186 million of restructuring expenses in connection with the 2019 Restructuring Plan in the first nine months of fiscal 2021 and 2020, respectively. Any changes to the estimates or timing of executing the 2019 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2020(2)	Nine Months Ended February 28, 2021				Accrued February 28, 2021(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2019 Restructuring Plan(1)
Cloud and license	$75	$168	$(18)	$(148)	$11	$88	$453	$470
Hardware	14	32	(2)	(26)	(1)	17	110	115
Services	27	45	(3)	(45)	3	27	133	156
Other(6)	22	114	(1)	(95)	4	44	376	376
Total 2019 Restructuring Plan	$138	$359	$(24)	$(314)	$17	$176	$1,072	$1,117
Total other restructuring plans(7)	$13	$2	$—	$(4)	$(1)	$10
Total restructuring plans	$151	$361	$(24)	$(318)	$16	$186

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)	As of February 28, 2021 and May 31, 2020, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the current period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other adjustments.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2021	May 31, 2020
Cloud services and license support	$7,075	$6,996
Hardware	556	613
Services	425	365
Cloud license and on-premise license	32	28
Deferred revenues, current	8,088	8,002
Deferred revenues, non-current (in other non-current liabilities)	670	597
Total deferred revenues	$8,758	$8,599

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

We held the following derivative instruments that were designated and accounted for as hedging instruments pursuant to ASC 815, Derivatives and Hedging (ASC 815):

•

interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate borrowings attributable to the movements in benchmark interest rates. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815;

•

cross-currency interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate Euro-denominated borrowings attributable to the movements in benchmark interest rates and foreign currency exchange rates by effectively converting the fixed-rate, Euro-denominated borrowings, including the annual interest payments and the payment of principal at maturity, to variable-rate, U.S. Dollar-denominated debt based on LIBOR. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815; and

•

cross-currency swap agreements, which were used to manage foreign currency exchange risk by converting certain of our fixed-rate Euro-denominated borrowings including periodic interest payments and the payment of principal at maturity to fixed-rate U.S. Dollar-denominated debt and were accounted for as cash flow hedges pursuant to ASC 815. In the third quarter of fiscal 2021, these cross-currency swap agreements and the related senior notes were settled in cash upon their maturity.

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. The notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

international currencies was $4.2 billion as of both February 28, 2021 and May 31, 2020. The notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $4.4 billion and $3.9 billion as of February 28, 2021 and May 31, 2020, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of February 28, 2021 and May 31, 2020. Net gains or losses related to these forward contracts are included in non-operating income, net.

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

Fair Values of Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	February 28, 2021	May 31, 2020
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other current assets	$10	$—
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current assets	61	—
Interest rate swap agreements designated as fair value hedges	Other non-current assets	—	29
Total derivative assets		$71	$29
Derivative liabilities:
Cross-currency swap agreements designated as cash flow hedges	Other current liabilities	$—	$251
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	—	17
Total derivative liabilities		$—	$268

Effects of Fair Value Hedging Relationships on Hedged Items in Condensed Consolidated Balance Sheets

(in millions)	February 28, 2021	May 31, 2020
Notes payable, current:
Carrying amount of hedged item	$1,510	$—
Cumulative hedging adjustment included in the carrying amount	$10	$—
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	$2,220	$3,680
Cumulative hedging adjustments included in the carrying amount	$108	$75

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

Effects of Derivative Instruments Designated as Hedges on Income

	Three Months Ended
	February 28, 2021		February 29, 2020
(in millions)	Non-operating (expenses) income, net	Interest expense	Non-operating (expenses) income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$(17)	$(585)	$4	$(456)
Gain (loss) on hedges recognized in income:
Interest rate swap agreements designated as fair value hedges:
Derivative instruments	$—	$(7)	$—	$10
Hedged items	—	7	—	(10)
Cross-currency interest rate swap agreements designated as fair value hedges:
Derivative instruments	16	(8)	—	6
Hedged items	(11)	8	(1)	(6)
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI	22	—	(18)	—
Total gain (loss) on hedges recognized in income	$27	$—	$(19)	$—

	Nine Months Ended
	February 28, 2021		February 29, 2020
(in millions)	Non-operating (expenses) income, net	Interest expense	Non-operating (expenses) income, net	Interest expense
Condensed consolidated statements of operations line amounts in which the hedge effects were recorded	$(30)	$(1,799)	$195	$(1,416)
Gain (loss) on hedges recognized in income:
Interest rate swap agreements designated as fair value hedges:
Derivative instruments	$—	$(19)	$—	$22
Hedged items	—	19	—	(22)
Cross-currency interest rate swap agreements designated as fair value hedges:
Derivative instruments	86	(4)	(13)	13
Hedged items	(73)	4	11	(13)
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI	137	—	(36)	—
Total gain (loss) on hedges recognized in income	$150	$—	$(38)	$—

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

Gain (Loss) on Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI)

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Cross-currency swap agreements designated as cash flow hedges	$15	$(11)	$129	$(45)

8.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 10, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $20.0 billion. As of February 28, 2021, approximately $3.6 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 222.2 million shares for $13.0 billion during the nine months ended February 28, 2021 (including 0.6 million shares for $42 million that were repurchased but not settled) and 254.4 million shares for $14.0 billion during the nine months ended February 29, 2020 under the stock repurchase program.

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

Dividends on Common Stock

In March 2021, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock, an increase of $0.08 per share over the dividend declared in December 2020. The dividend is payable on April 22, 2021 to stockholders of record as of the close of business on April 8, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2021 Stock‑Based Awards Activity and Compensation Expense

During the first nine months of fiscal 2021, we issued 50 million restricted stock-based units (RSUs), substantially all of which were issued as a part of our annual stock-based award process and are subject to service‑based vesting restrictions. These fiscal 2021 stock-based awards issuances were partially offset by stock-based award forfeitures and cancellations of 26 million shares during the first nine months of fiscal 2021.

The RSUs that were granted during the nine months ended February 28, 2021 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

Stock‑based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Cloud services and license support	$33	$22	$99	$83
Hardware	2	3	8	8
Services	15	14	41	42
Sales and marketing	82	67	233	192
Research and development	307	238	897	781
General and administrative	40	17	117	98
Total stock-based compensation	$479	$361	$1,395	$1,204

9.	INCOME TAXES

Our effective income tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. For the three and nine months ended February 28, 2021, our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to a total net deferred tax benefit of $2.3 billion as a result of a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights, earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of GILTI. For the three and nine months ended February 29, 2020, our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of GILTI. Our effective tax rates were (53.3%) and (9.8%) for the three and nine months ended February 28, 2021, respectively, and our effective tax rates were 16.4% and 16.1% for the three and nine months ended February 29, 2020, respectively.

Our net deferred tax assets were $5.8 billion (refer to Note 1 under “Basis of Presentation” for additional information) and $3.2 billion as of February 28, 2021 and May 31, 2020, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

Oracle Solaris and certain other software, and can also include product repairs, maintenance services and technical support services.

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Cloud and license:
Revenues(1)	$8,529	$8,162	$24,567	$23,718
Cloud services and license support expenses	1,011	943	2,977	2,844
Sales and marketing expenses	1,694	1,816	4,947	5,428
Margin(2)	$5,824	$5,403	$16,643	$15,446
Hardware:
Revenues	$820	$857	$2,478	$2,542
Hardware products and support expenses	223	262	698	803
Sales and marketing expenses	95	107	287	338
Margin(2)	$502	$488	$1,493	$1,401
Services:
Revenues	$737	$778	$2,209	$2,372
Services expenses	587	660	1,767	2,025
Margin(2)	$150	$118	$442	$347
Totals:
Revenues(1)	$10,086	$9,797	$29,254	$28,632
Expenses	3,610	3,788	10,676	11,438
Margin(2)	$6,476	$6,009	$18,578	$17,194

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

(2)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Total revenues for operating segments	$10,086	$9,797	$29,254	$28,632
Cloud and license revenues(1)	(1)	(1)	(2)	(3)
Total revenues	$10,085	$9,796	$29,252	$28,629

Total margin for operating segments	$6,476	$6,009	$18,578	$17,194
Cloud and license revenues(1)	(1)	(1)	(2)	(3)
Research and development	(1,621)	(1,500)	(4,812)	(4,588)
General and administrative	(330)	(288)	(949)	(903)
Amortization of intangible assets	(347)	(400)	(1,037)	(1,221)
Acquisition related and other	(13)	(7)	(107)	(44)
Restructuring	(66)	(60)	(337)	(181)
Stock-based compensation for operating segments	(132)	(106)	(381)	(325)
Expense allocations and other, net	(88)	(119)	(281)	(341)
Interest expense	(585)	(456)	(1,799)	(1,416)
Non-operating (expenses) income, net	(17)	4	(30)	195
Income before benefit from (provision for) income taxes	$3,276	$3,076	$8,843	$8,367

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

(Unaudited)

The following table is a summary of our total revenues by geographic region. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for the periods presented.

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Americas	$5,424	$5,363	$15,751	$15,817
EMEA(1)	2,981	2,835	8,571	8,083
Asia Pacific	1,680	1,598	4,930	4,729
Total revenues	$10,085	$9,796	$29,252	$28,629

(1)	Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems.

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Applications cloud services and license support	$2,952	$2,809	$8,669	$8,265
Infrastructure cloud services and license support	4,300	4,121	12,642	12,281
Total cloud services and license support revenues	$7,252	$6,930	$21,311	$20,546

11.	EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net income	$5,021	$2,571	$9,714	$7,019
Weighted average common shares outstanding	2,913	3,190	2,977	3,251
Dilutive effect of employee stock plans	81	81	72	86
Dilutive weighted average common shares outstanding	2,994	3,271	3,049	3,337
Basic earnings per share	$1.72	$0.81	$3.26	$2.16
Diluted earnings per share	$1.68	$0.79	$3.19	$2.10
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	36	55	36	55

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

February 28, 2021

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

Derivative Litigation Concerning Oracle’s NetSuite Acquisition

On May 3 and July 18, 2017, two alleged stockholders filed separate derivative lawsuits in the Court of Chancery of the State of Delaware, purportedly on Oracle’s behalf. Thereafter, the court consolidated the two derivative cases and designated the July 18, 2017 complaint as the operative complaint. The consolidated lawsuit was brought against all the then-current members and one former member of our Board of Directors, and Oracle as a nominal defendant. Plaintiff alleged that the defendants breached their fiduciary duties by causing Oracle to agree to purchase NetSuite Inc. (NetSuite) at an excessive price. The complaint sought (and the operative complaint continues to seek) declaratory relief, unspecified monetary damages (including interest), and attorneys’ fees and costs. The defendants filed a motion to dismiss, which the court denied on March 19, 2018.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021

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

After plaintiff filed the July 18, 2017 complaint, an additional plaintiff joined the case. Plaintiffs filed several amended complaints, and filed their most recent amended complaint on December 11, 2020. The operative complaint asserts claims for breach of fiduciary duty against our Chief Executive Officer, our Chief Technology Officer, the estate of Mark Hurd (our former Chief Executive Officer who passed away on October 18, 2019), and two other members of our Board of Directors. Oracle is named as a nominal defendant. On December 11, 2020, the estate of Mark Hurd and the two other members of our Board of Directors moved to dismiss this complaint, and a hearing on this motion was held on February 16, 2021. The court has not yet ruled on this motion. On December 28, 2020, our Chief Executive Officer, our Chief Technology Officer, and Oracle as a nominal defendant filed answers to the operative complaint.

The parties are conducting discovery. Trial is scheduled to commence on July 18, 2022.

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

February 28, 2021

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

On December 7, 2020, plaintiffs filed a consolidated derivative complaint against all members of our Board of Directors, and Oracle as a nominal defendant, seeking declaratory and injunctive relief, monetary damages, interest, corporate governance changes, disgorgement, restitution, punitive damages, and an award of attorneys’ fees, expert fees, and costs. Plaintiffs allege that: (a) defendants breached their fiduciary duties by permitting Oracle to violate anti-discrimination laws and Oracle’s own policies, failing to ensure sufficient diversity on the board, failing to ensure an independent board chairman, rehiring Ernst & Young LLP as Oracle’s auditors, and by breaching the HP Settlement Agreement (discussed above); (b)  defendants made false and misleading statements in Oracle’s proxy statements; (c) defendants received unjust compensation and were unjustly enriched; (d) defendants aided and abetted this conduct; and (e) our Chief Technology Officer and our Chief Executive Officer are liable for abuse of control. On January 6, 2021, defendants moved to dismiss the complaint.  Plaintiffs filed an opposition on March 1, and defendants’ reply is due by March 22, 2021.  A hearing on this motion is scheduled for April 8, 2021.

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

Impacts of the COVID-19 Pandemic on Oracle’s Business

For a discussion of the impacts on and risks to our business from COVID-19, please refer to “Impacts of the COVID-19 Pandemic on Oracle’s Business” included in Item 1 Business and certain risk factors included in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020; and the information presented below in Results of Operations as a part of this Item 2 of this Quarterly Report.

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

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. The pace of our acquisitions has slowed in recent years, but as compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our recent acquisitions.

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

During the first nine months of fiscal 2021, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2020 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Presentation of Operating Segment Results and Other Financial Information

In our results of operations discussion below, we provide an overview of our total consolidated revenues, total consolidated operating expenses and total consolidated operating margin, all of which are presented on a GAAP basis. We also present a GAAP-based discussion below for substantially all of the other expense items as presented in our condensed consolidated statements of operations that are not directly attributable to our three businesses.

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

Separately, as described further below and in Notes 1 and 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, we recorded a $2.3 billion one-time net deferred tax benefit during the third quarter and first nine months of fiscal 2021 that related to a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2020, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2021 and February 29, 2020, our financial statements would reflect reported revenues of $1.18 million in the first nine months of fiscal 2021 (using 1.18 as the month-end average exchange rate for the period) and $1.09 million in the first nine months of fiscal 2020 (using 1.09 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first nine months of fiscal 2021 and 2020 using the May 31, 2020 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Total Revenues by Geography:
Americas	$5,424	1%	2%	$5,363	$15,751	0%	0%	$15,817
EMEA(1)	2,981	5%	-1%	2,835	8,571	6%	2%	8,083
Asia Pacific	1,680	5%	0%	1,598	4,930	4%	1%	4,729
Total revenues	10,085	3%	0%	9,796	29,252	2%	1%	28,629
Total Operating Expenses	6,207	-1%	-2%	6,268	18,580	-2%	-3%	19,041
Total Operating Margin	$3,878	10%	5%	$3,528	$10,672	11%	9%	$9,588
Total Operating Margin %	38%			36%	36%			33%
% Revenues by Geography:
Americas	54%			55%	54%			55%
EMEA	29%			29%	29%			28%
Asia Pacific	17%			16%	17%			17%
Total Revenues by Business:
Cloud and license	$8,528	4%	2%	$8,161	$24,565	4%	2%	$23,715
Hardware	820	-4%	-6%	857	2,478	-3%	-3%	2,542
Services	737	-5%	-8%	778	2,209	-7%	-8%	2,372
Total revenues	$10,085	3%	0%	$9,796	$29,252	2%	1%	$28,629
% Revenues by Business:
Cloud and license	85%			83%	84%			83%
Hardware	8%			9%	8%			9%
Services	7%			8%	8%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased modestly in the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to growth in our cloud and license business’ revenues, which were partially offset by declines in our hardware business’ revenues and services business’ revenues. The constant currency increases in our cloud and license business’ revenues during the fiscal 2021 periods presented, relative to the corresponding prior year periods, were attributable to growth in our cloud services and license support revenues and, to a lesser extent, growth in our cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services. The constant currency decreases in our hardware business’ revenues during the fiscal 2021 periods presented were due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services. The constant currency decreases in our services business’ revenues during the fiscal 2021 periods presented were substantially attributable to declines in our consulting revenues. Due to the effects of the COVID-19 pandemic, all three of our businesses’ revenues were adversely impacted during the fiscal 2021 periods presented relative to the corresponding prior year periods. While we expect these effects to be temporary, the impacts of COVID-19 for the remainder of fiscal 2021 and future periods are unknown. In constant currency, total revenue growth during the third quarter of fiscal 2021 in the Americas region was partially offset by a decline in total revenues in the EMEA and Asia Pacific regions. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 26%, 53% and 21%, respectively, to the growth in our total revenues during the first nine months of fiscal 2021.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses decreased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to lower sales and marketing expenses, lower hardware expenses and lower services expenses, all of which were primarily attributable to lower headcount and a reduction in certain variable expenditures as further described below. In addition, we also incurred lower amortization of intangible assets during the fiscal 2021 periods presented. These constant currency expense decreases were partially offset by certain constant currency expense increases during the fiscal 2021 periods presented including: higher cloud services and license support expenses, which increased primarily due to higher infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher research and development and general and administrative expenses, each of which increased primarily due to higher employee related expenses; higher acquisition related and other expenses, which increased primarily due to certain right-of-use assets and other assets that were abandoned in connection with plans to improve our cost structure and operations; and higher restructuring expenses, which increased due to actions taken during the fiscal 2021 periods presented pursuant to the Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). During the fiscal 2021 periods presented, we curtailed a number of variable expenditures across all of our lines of businesses and functions including employee travel expenses and marketing expenses, among others, in response to COVID-19. We expect that certain of these expenses may normalize in future periods provided global economic conditions improve.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Cloud services and license support deferred revenues(1)	$1	$1	$2	$3
Amortization of intangible assets(2)	347	400	1,037	1,221
Acquisition related and other(3)	13	7	107	44
Restructuring(4)	66	60	337	181
Stock-based compensation, operating segments(5)	132	106	381	325
Stock-based compensation, R&D and G&A(5)	347	255	1,014	879
Income tax effects(6)	(2,442)	(240)	(2,990)	(769)
	$(1,536)	$589	$(112)	$1,884

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of February 28, 2021, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2021	$328
Fiscal 2022	1,120
Fiscal 2023	696
Fiscal 2024	450
Fiscal 2025	126
Fiscal 2026	24
Thereafter	10
Total intangible assets, net	$2,754

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first nine months of fiscal 2021 and 2020 primarily related to employee severance in connection with our 2019 Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses”, in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Cloud services and license support	$33	$22	$99	$83
Hardware	2	3	8	8
Services	15	14	41	42
Sales and marketing	82	67	233	192
Stock-based compensation, operating segments	132	106	381	325
Research and development	307	238	897	781
General and administrative	40	17	117	98
Total stock-based compensation	$479	$361	$1,395	$1,204

(6)

For the third quarter and first nine months of fiscal 2021, the applicable jurisdictional tax rates applied to our income before provision for income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, and after excluding a $2.3 billion tax benefit arising from the increase of a deferred tax asset associated with a partial realignment of our legal entity structure and any related deferred tax expense (refer to Notes 1 and 9 in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information), resulted in effective tax rates of 16.7% and 18.1%, respectively, instead of (53.3%) and (9.8%), respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations. For the third quarter and first nine months of fiscal 2020, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, resulted in effective tax rates of 19.1% and 19.2%, respectively, instead of 16.4% and 16.1%, respectively, as derived per our condensed consolidated statements of operations.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Cloud and License Revenues:
Americas(1)	$4,698	3%	3%	$4,569	$13,513	1%	2%	$13,396
EMEA(1)	2,482	7%	0%	2,320	7,144	8%	4%	6,591
Asia Pacific(1)	1,349	6%	0%	1,273	3,910	5%	2%	3,731
Total revenues(1)	8,529	4%	2%	8,162	24,567	4%	2%	23,718
Expenses:
Cloud services and license support(2)	1,011	7%	5%	943	2,977	5%	4%	2,844
Sales and marketing(2)	1,694	-7%	-9%	1,816	4,947	-9%	-10%	5,428
Total expenses(2)	2,705	-2%	-4%	2,759	7,924	-4%	-5%	8,272
Total Margin	$5,824	8%	5%	$5,403	$16,643	8%	6%	$15,446
Total Margin %	68%			66%	68%			65%
% Revenues by Geography:
Americas	55%			56%	55%			56%
EMEA	29%			28%	29%			28%
Asia Pacific	16%			16%	16%			16%
Revenues by Offerings:
Cloud services and license support(1)	$7,253	5%	2%	$6,931	$21,313	4%	3%	$20,549
Cloud license and on-premise license	1,276	4%	0%	1,231	3,254	3%	1%	3,169
Total revenues(1)	$8,529	4%	2%	$8,162	$24,567	4%	2%	$23,718
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support(1)	$2,952	5%	3%	$2,809	$8,670	5%	4%	$8,268
Infrastructure cloud services and license support(1)	4,301	4%	2%	4,122	12,643	3%	2%	12,281
Total cloud services and license support revenues(1)	$7,253	5%	2%	$6,931	$21,313	4%	3%	$20,549

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

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues and, to a lesser extent, growth in our cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support for which we delivered such cloud and support services during the fiscal 2021 periods presented. The growth in our cloud and license business’ revenues was adversely impacted during the fiscal 2021 periods presented due to the COVID-19 pandemic, and the impacts of COVID-19 for the rest of fiscal 2021 and future periods are unknown. In constant currency, the Americas region contributed 95% and 41%, respectively, the EMEA region contributed 2% and 47%, respectively, and the Asia Pacific region contributed 3% and 12%, respectively, to the revenues growth for this business during the third quarter and the first nine months of fiscal 2021, respectively.

In constant currency, our total cloud and license business’ expenses decreased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to lower sales and marketing expenses, which decreased primarily due to lower headcount related expenses and our curtailment of variable expenditures, including lower employee travel expenses and lower marketing expenses in response to COVID-19. These constant currency expense decreases were partially offset by higher cloud services and license support expenses during the fiscal 2021 periods presented, which were primarily attributable to higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Hardware Revenues:
Americas	$395	-7%	-6%	$425	$1,223	-4%	-3%	$1,275
EMEA	256	-3%	-8%	265	717	-4%	-7%	749
Asia Pacific	169	1%	-4%	167	538	4%	1%	518
Total revenues	820	-4%	-6%	857	2,478	-3%	-3%	2,542
Expenses:
Hardware products and support(1)	223	-15%	-16%	262	698	-13%	-13%	803
Sales and marketing(1)	95	-11%	-13%	107	287	-15%	-16%	338
Total expenses(1)	318	-14%	-15%	369	985	-14%	-14%	1,141
Total Margin	$502	3%	0%	$488	$1,493	7%	5%	$1,401
Total Margin %	61%			57%	60%			55%
% Revenues by Geography:
Americas	48%			50%	49%			50%
EMEA	31%			31%	29%			30%
Asia Pacific	21%			19%	22%			20%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP‑based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Our constant currency hardware revenues declined in the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to our continued emphasis on the marketing and sale of our growing cloud-based infrastructure technologies and strategic hardware offerings, and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services, the net impact of which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Our hardware business’ revenues were also adversely impacted during the fiscal 2021 periods presented by the unfavorable economic effects caused by COVID-19. Geographically, we experienced constant currency revenue declines in all regions during the fiscal 2021 periods presented, other than Asia Pacific where revenues increased during the first nine months of fiscal 2021.

Excluding the effects of foreign currency rate fluctuations, total hardware expenses decreased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware product expenses, lower hardware support costs and lower sales and marketing costs, all of which aligned to lower hardware revenues.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues increased during the fiscal 2021 periods presented due to lower total expenses for this business.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Services Revenues:
Americas	$332	-10%	-10%	$370	$1,018	-11%	-10%	$1,150
EMEA	243	-2%	-8%	249	709	-4%	-8%	743
Asia Pacific	162	2%	-3%	159	482	1%	-2%	479
Total revenues	737	-5%	-8%	778	2,209	-7%	-8%	2,372
Total Expenses(1)	587	-11%	-14%	660	1,767	-13%	-14%	2,025
Total Margin	$150	27%	23%	$118	$442	28%	26%	$347
Total Margin %	20%			15%	20%			15%
% Revenues by Geography:
Americas	45%			48%	46%			49%
EMEA	33%			32%	32%			31%
Asia Pacific	22%			20%	22%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our total services revenues decreased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, substantially due to declines in our consulting revenues. Our services business revenues were also adversely impacted during the fiscal 2021 periods presented by the impacts of COVID-19, including the impacts of consulting project delays due to customer resource constraints and in-person meeting restrictions imposed by certain jurisdictions. In addition, we incurred lower billable travel expenses and lower billable sub-contractor expenses for which we would have been reimbursed by our customers, which reduced the amounts of revenues and expenses we reported for our services business during the fiscal 2021 periods presented. Geographically, we experienced constant currency revenue declines in all regions during the fiscal 2021 periods presented.

In constant currency, total services expenses decreased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to lower employee related costs caused by lower headcount in addition to lower travel and sub-contractor expenses as described above.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Research and development(1)	$1,314	4%	4%	$1,262	$3,915	3%	3%	$3,807
Stock-based compensation	307	29%	29%	238	897	15%	15%	781
Total expenses	$1,621	8%	8%	$1,500	$4,812	5%	5%	$4,588
% of Total Revenues	16%			15%	17%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to higher fiscal 2021 employee related expenses including higher salary expenses due to increased headcount, higher variable compensation expenses, and higher stock-based compensation expenses. These constant currency expense increases were partially offset by lower travel expenses during the fiscal 2021 periods presented due to the impacts of COVID-19.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
General and administrative(1)	$290	7%	6%	$271	$832	3%	3%	$805
Stock-based compensation	40	129%	129%	17	117	20%	20%	98
Total expenses	$330	15%	14%	$288	$949	5%	5%	$903
% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses increased in the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to certain higher employee related expenses including higher variable compensation expenses and higher stock-based compensation expenses, and due to higher professional services expenses. These fiscal 2021 constant currency expense increases were offset by lower salary expenses due to lower headcount, and by lower travel expenses and certain other variable expense reductions that we implemented during the fiscal 2021 periods presented due to the impacts of COVID-19. In addition, general and administrative expenses during the first nine months of fiscal 2021 were unfavorably affected in comparison to the corresponding prior year period due to a $29 million litigation related benefit that reduced our expenses during the first nine months of fiscal 2020.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Developed technology	$161	-19%	-19%	$200	$477	-22%	-23%	$615
Cloud services and license support agreements and related relationships	164	-3%	-3%	169	493	-4%	-4%	511
Other	22	-29%	-29%	31	67	-29%	-29%	95
Total amortization of intangible assets	$347	-13%	-14%	$400	$1,037	-15%	-15%	$1,221

Amortization of intangible assets decreased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, due to reductions in expenses associated with certain of our intangible assets that became fully amortized, partially offset by a smaller amount of additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Transitional and other employee related costs	$1	-48%	-48%	$2	$4	-56%	-56%	$9
Business combination adjustments, net	2	4%	3%	2	3	-25%	-25%	4
Other, net	10	245%	244%	3	100	224%	225%	31
Total acquisition related and other expenses	$13	92%	91%	$7	$107	144%	145%	$44

On a constant currency basis, acquisition related and other expenses increased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to higher other expenses, net, which primarily related to certain facilities-related right-of-use assets and certain other assets that were abandoned in connection with plans to improve our cost structure and operations during the periods presented.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Restructuring expenses	$66	10%	1%	$60	$337	87%	82%	$181

Restructuring expenses in the fiscal 2021 and 2020 periods presented primarily related to our 2019 Restructuring Plan. Our management approved, committed to and initiated the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Interest expense	$585	28%	28%	$456	$1,799	27%	27%	$1,416

Interest expense increased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, substantially due to higher average borrowings resulting from our issuance of $20.0 billion of senior notes in April 2020.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Interest income	$23	-82%	-82%	$122	$80	-82%	-82%	$457
Foreign currency losses, net	(18)	-62%	-72%	(47)	(84)	-34%	-41%	(127)
Noncontrolling interests in income	(46)	62%	62%	(28)	(127)	11%	11%	(115)
Other, net	24	*	*	(43)	101	*	*	(20)
Total non-operating (expenses) income, net	$(17)	*	*	$4	$(30)	*	*	$195

*	Not meaningful

In constant currency, we incurred non-operating expenses, net during the fiscal 2021 periods presented in comparison to non-operating income, net during the fiscal 2020 periods presented. The changes to non-operating expenses, net during the fiscal 2021 periods presented were primarily due to lower interest income amounts that we recognized during the fiscal 2021 periods presented, which were caused by lower average interest rates that were applicable to our cash, cash equivalent and marketable securities balances. This variance to our non-operating expenses, net during the fiscal 2021 periods presented was partially offset by other income, net, which was primarily attributable to higher market values associated with certain marketable equity securities that we held for certain employee benefit plans and classified as trading, and for which an equal and offsetting amount was recorded to our operating expenses in the same period.

Benefit from (Provision for) Income Taxes:   Our effective income tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. For the three and nine months ended February 28, 2021, our benefit from income taxes varied from the U.S. federal statutory income tax rate primarily due to a total net deferred tax benefit of $2.3 billion that we recognized during the fiscal 2021 periods presented as a result of a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights, earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income (GILTI). For the three and nine months ended February 29, 2020, our provision for income taxes varied from the U.S. federal statutory income tax rate primarily due to earnings in foreign operations, state taxes, the U.S.

research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of GILTI. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Benefit from (provision for) income taxes	$1,745	*	*	$(505)	$871	*	*	$(1,348)
Effective tax (benefit) expense rate	(53.3%)			16.4%	(9.8%)			16.1%

*	Not meaningful

Provision for income taxes decreased during the fiscal 2021 periods presented, relative to the corresponding prior year periods, primarily due to the favorable impact of a $2.3 billion net tax benefit arising from an increase in a net deferred tax asset associated with a partial realignment of our legal entity structure in fiscal 2021 (as described above) and a favorable jurisdictional mix of earnings, partially offset by higher pre-tax income during the fiscal 2021 periods presented.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2021	Change	May 31, 2020
Working capital	$23,494	-33%	$34,940
Cash, cash equivalents and marketable securities	$35,864	-17%	$43,057

Working capital:   The decrease in working capital as of February 28, 2021 in comparison to May 31, 2020 was primarily due to cash used for repurchases of our common stock, the reclassification of $5.8 billion of long-term senior notes as current liabilities, cash used to pay dividends to our stockholders, and cash used for capital expenditures during the first nine months of fiscal 2021. These unfavorable impacts were partially offset by the favorable effects to our net current assets resulting from our net income during the first nine months of fiscal 2021 and cash proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at February 28, 2021 in comparison to May 31, 2020 was primarily due to $13.0 billion of settled repurchases of our common stock, the repayment of $2.6 billion of borrowings, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first nine months of fiscal 2021 were partially offset by certain cash inflows, primarily cash inflows generated by our operations and cash inflows from stock option exercises during the first nine months of fiscal 2021.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally weakened against certain major international currencies on a net basis during the first nine months of fiscal 2021, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased on a net basis as of February 28, 2021 relative to what we reported as of May 31, 2020.

	Nine Months Ended
(Dollars in millions)	February 28, 2021	Change	February 29, 2020
Net cash provided by operating activities	$11,045	16%	$9,525
Net cash (used for) provided by investing activities	$(9,187)	*	$14,099
Net cash used for financing activities	$(17,176)	-15%	$(20,265)

*	Not meaningful

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

Net cash provided by operating activities increased during the first nine months of fiscal 2021, relative to the corresponding prior year period, primarily due to higher net income, higher cash collections from customers, a portion of which were previously delayed due to the global economic effects that resulted from COVID-19, and certain other cash favorable working capital changes, in each case during the first nine months of fiscal 2021 relative to the first nine months of fiscal 2020.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities was $9.2 billion during the first nine months of fiscal 2021 in comparison to net cash provided by investing activities of $14.1 billion during the first nine months of fiscal 2020. Net cash used for investing activities during the first nine months of fiscal 2021 primarily resulted from an increase in cash used for the purchases of marketable securities and other investments, partially offset by an increase in cash proceeds from sales and maturities of marketable securities and other investments, in each case during the first nine months of fiscal 2021 relative to the first nine months of fiscal 2020.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first nine months of fiscal 2021 decreased compared to the first nine months of fiscal 2020 primarily due to lower debt repayments; lower stock repurchases; and lower payments of dividends; in each case during the first nine months of fiscal 2021 in comparison to the first nine months of fiscal 2020.

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

	Trailing 4-Quarters Ended
(Dollars in millions)	February 28, 2021	Change	February 29, 2020
Net cash provided by operating activities	$14,659	5%	$13,947
Capital expenditures	(1,851)	20%	(1,544)
Free cash flow	$12,808	3%	$12,403
Net income	$12,830		$10,759
Free cash flow as percent of net income	100%		115%

Long-Term Customer Financing:   We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $546 million and $548 million, respectively, or approximately 17%, of our cloud license and on-premise license revenues in each of the first nine months of fiscal 2021 and 2020.

Recent Financing Activities:

Cash Dividends: In March 2021, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock, an increase of $0.08 per share over the dividend declared in December 2020. The dividend is payable on April 22, 2021 to stockholders of record as of the close of business on April 8, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Repurchase Program: Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 10, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $20.0 billion. As of February 28, 2021, approximately $3.6 billion remained available for stock repurchases pursuant to our stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:   During the first nine months of fiscal 2021, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2020.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2017 has been a weighted-average annualized rate of 1.3% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at February 28, 2021, which generally have a ten-year exercise period, substantially all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2021, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 8.3%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2021. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2020 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 10, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $20.0 billion. As of February 28, 2021, approximately $3.6 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2020—December 31, 2020	42.7	$62.18	42.7	$4,990.7
January 1, 2021—January 31, 2021	5.5	$62.10	5.5	$4,648.4
February 1, 2021—February 28, 2021	15.9	$62.91	15.9	$3,648.4
Total	64.1	$62.36	64.1

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 28, 2021 and May 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2021 and February 29, 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2021 and February 29, 2020, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended February 28, 2021 and February 29, 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2021 and February 29, 2020 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, formatted in Inline XBRL

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 11, 2021	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 11, 2021	By:	/s/ William Corey West
William Corey West
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)