Form 10-K
period 2021-05-31
ORACLE CORP
filed 2021-06-21
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-35992

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Oracle Way
Austin, Texas (Address of principal executive offices)	78741 (Zip Code)

(737) 867-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share 3.125% senior notes due July 2025	ORCL —	New York Stock Exchange New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $96,373,328,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2021, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 30, 2020, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 15, 2021: 2,792,000,000.

Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended May 31, 2021.

ORACLE CORPORATION

FISCAL YEAR 2021

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

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

•

our belief that our Oracle Cloud Software-as-a-Service and Infrastructure-as-a-Service (SaaS and IaaS, respectively, and collectively, Oracle Cloud Services) offerings are opportunities for us to expand our cloud and license business, and that we are in the early stages of what we expect will be a material migration of our existing Oracle customer base from on-premise applications and infrastructure products and services to the Oracle Cloud;

•

our belief that we can market our SaaS and IaaS services to a broader ecosystem of small and medium-sized businesses, non-IT lines of business purchasers, developers and partners due to the highly available, intuitive design, low touch and low cost characteristics of the Oracle Cloud;

•	our expectation that substantially all of our customers will renew their license support contracts annually;
•

our belief that Oracle Fusion Cloud ERP is a strategic suite of applications that is foundational to facilitate and extract more business value out of the adoption of other Oracle SaaS offerings as customers realize the value of a common data model that spans across core business applications;

•	our belief that our SaaS offerings remove business boundaries between front- and back-office activities;
•	our expectations regarding the Oracle Autonomous Database to deliver rapid insights and innovation to our customers while also reducing customer downtime and cost;
•

our expectation that current and expected customer demand will require us to accelerate cloud services and license support expenses in order to expand the Oracle Cloud by increasing existing data center capacity and adding additional data centers in new geographic locations, which may result in lower total operating margins in future periods;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and license business;
•

our expectation that we will continue to make significant investments in research and development, and our belief that research and development efforts are essential to maintaining our competitive position;

•	our expectation that our international operations will continue to provide a significant portion of our total revenues and expenses;
•	our expectation that variable expenditures that were curtailed primarily in response to COVID-19 may normalize in future periods provided global economic conditions improve;

•

our expectation that the proportion of our cloud services and license support revenues relative to our cloud license and on-premise license revenues, hardware revenues and services revenues will continue to increase;

•	the sufficiency of our sources of funding for working capital, capital expenditures, contractual obligations, acquisitions, dividends, stock repurchases, debt repayments and other matters;
•

our belief that we have adequately provided under U.S. generally accepted accounting principles for outcomes related to our tax audits and that the final outcome of our tax-related examinations, agreements or judicial proceedings will not have a material effect on our results of operations, and our belief that our net deferred tax assets will likely be realized in the foreseeable future;

•

our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any;

•	the possibility that certain legal proceedings to which we are a party could have a material impact on our financial position, future cash flows and results of operations;
•	the possibility that we may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans;
•

declarations of future cash dividend payments and the timing and amount of future stock repurchases, including our expectation that the levels of our future stock repurchase activity may be modified in comparison to past periods in order to use available cash for other purposes;

•	our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements;
•

our expectation that, to the extent customers renew support contracts or cloud SaaS and IaaS contracts from companies that we have acquired, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict revenues, particularly certain cloud license and on-premise license revenues and hardware revenues;
•	the percentage of remaining performance obligations that we expect to recognize as revenues over the next twelve months;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “endeavors,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2022, which runs from June 1, 2021 to May 31, 2022.

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

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise deployments, cloud-based deployments, and hybrid deployments (an approach that combines both on-premise and cloud-based deployment) such as our Oracle Cloud@Customer offering (an instance of Oracle Cloud in a customer’s own data center). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Our customers include businesses of many sizes, government agencies, educational institutions and resellers that we market and sell to directly through our worldwide sales force and indirectly through the Oracle Partner Network. Using Oracle technologies, our customers build, deploy, run, manage and support their internal and external products, services and business operations including, for example, a global cloud application supplier that utilizes Oracle Cloud Infrastructure-as-a-Service (IaaS) to provide its Software-as-a-Service (SaaS) offerings; a multi-national financial institution that runs its banking applications using the Oracle Exadata Database Machine; and a global consumer products company that leverages Oracle Fusion Cloud Enterprise Resource Planning for its accounting processes, consolidation and financial planning functions.

Oracle Cloud Services offerings, which include Oracle SaaS and Oracle IaaS offerings, provide a comprehensive and integrated stack of applications and infrastructure services delivered via cloud-based deployment models. Oracle Cloud Services integrate the software, hardware and services on a customer’s behalf in a cloud-based IT environment that Oracle deploys, upgrades, supports and manages for the customer.

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

Oracle hardware products include Oracle Engineered Systems, servers, storage and industry-specific products, among others. Customers generally opt to purchase hardware support contracts when they purchase Oracle hardware products.

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

Our investments in, and innovation with respect to, Oracle products and services that we offer through our three businesses (cloud and license, hardware and services businesses, described further below) are another important element of our corporate strategy. In fiscal 2021, 2020 and 2019, we invested $6.5 billion, $6.1 billion and $6.0 billion, respectively, in research and development to enhance our existing portfolio of offerings and products and to develop new technologies and services. We have a deep understanding as to how applications and infrastructure technologies interact and function with one another. We focus our development efforts on improving the performance, security, operation, integration and cost-effectiveness of our offerings relative to our competitors; facilitating the ease with which organizations are able to deploy, use, manage and maintain our offerings; and incorporating emerging technologies within our offerings to enable leaner business processes, automation and innovation. For example, the Oracle Autonomous Database is designed to deliver transformational infrastructure through an Oracle Cloud IaaS offering that utilizes Oracle’s Next-Generation Cloud Infrastructure’s machine learning capabilities. After an initial purchase of Oracle products and services, our customers can continue to benefit from our offerings, research and development efforts and deep IT expertise by electing to purchase and renew Oracle support offerings for their license and hardware deployments, which may include product enhancements that we periodically deliver to our products, and by renewing their Oracle Cloud Services contracts with us.

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

We have three businesses, each of which is comprised of a single operating segment. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements, both included elsewhere in this Annual Report, provide additional information related to our businesses and operating segments.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Impacts of the COVID-19 Pandemic on Oracle’s Business

Oracle is committed to the health, safety and welfare of our employees, customers, suppliers, communities, stockholders and other stakeholders. While the world continues to navigate the risks and uncertainties associated with the COVID-19 pandemic, we are committed to providing critical technologies, programs and support to individuals and organizations to navigate, adjust and advance their operations in light of the unique demands and constraints imposed by the pandemic. Many enterprises, governments and educational institutions have faced unprecedented disruption due to the COVID-19 pandemic and their customers expect to deal with organizations in digital ways more than ever before. Organizations have been required to adjust their operations and IT infrastructures to operate safely while agilely responding to evolving purchaser needs and business requirements. Organizations have turned to the Oracle Cloud to accelerate their digital transformations using applications and infrastructure technologies that are designed to be complete, current, and robust in order to safely and securely operate, safeguard and advance their business initiatives. Regardless of IT deployment model, Oracle has developed, delivered and supported products and services for decades that enable telecommunication companies to keep people connected; retailers to provide food and other necessities; researchers to identify solutions; hospitals to provide care; airlines to ensure travel; banks to help people access funds; insurers to provide benefits; governments to keep people safe and informed; utilities to supply power and water; and many other critical functions.

We have proactively sought, supported, donated to, partnered and engaged with organizations globally that provide critical medicines, research, goods and services to combat the COVID-19 pandemic, including:

•	medical research organizations, which power COVID-19 simulation and modeling projects using Oracle Cloud IaaS;
•

the U.S. federal government, which received Oracle’s National Electronic Health Records Cloud and Oracle’s Public Health Management Applications Suite to help public health agencies collect and analyze information related to COVID-19 and track any adverse effects related to COVID-19 vaccines;

•	national governments of several African countries, which are receiving systems and services to manage public health vaccination programs, through our work with the Tony Blair Institute;
•	hospitals, which have utilized Oracle infrastructure technologies to rapidly develop and deploy applications that collect, analyze and manage characteristics of COVID-19 patients;

•

enterprises, which, at the onset of the COVID-19 pandemic, Oracle permitted at no additional charge to access Oracle Fusion Cloud Human Capital Management (HCM) options for employee health and safety programs in order to proactively manage and respond to COVID-19 implications on their workforces;

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

For additional discussion regarding the impacts and risks to our business from the COVID-19 pandemic, refer to Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

Oracle Applications and Infrastructure Technologies

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

We believe that our Oracle Cloud Services offerings are opportunities for us to expand our cloud and license business. We believe that our customers increasingly recognize the value of access to the latest versions of Oracle cloud-based applications and infrastructure capabilities via a lower cost, rapidly deployable, flexible and interoperable services model that Oracle provisions, manages, upgrades and maintains on the customer’s behalf. We believe that we can market and sell our Oracle SaaS and IaaS offerings together to help new and existing customers migrate their extensive installed base of on-premise applications and infrastructure technologies to the Oracle Cloud and we believe we are in the early stages of what we expect will be a material migration of our existing Oracle customer base from on-premise applications and infrastructure products and services to the Oracle Cloud. In addition, we also believe we can market our SaaS and IaaS services to a broader ecosystem of small and medium-sized businesses, non-IT lines of business purchasers, developers and partners due to the highly available, intuitive design, low touch and low cost characteristics of the Oracle Cloud.

In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services deployment models has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and license support contracts to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services and license support revenues relative to our cloud license and on-premise license revenues, hardware revenues and services revenues has increased and represented 71%, 70% and 68% of our total revenues during fiscal 2021, 2020 and 2019, respectively. We expect these trends to continue.

Oracle Applications Technologies

Oracle applications technologies are marketed, sold, delivered and supported through our cloud and license business. Our applications cloud services and license support revenues represented 41% of our total cloud services and license support revenues in fiscal 2021 and 40% of our total cloud services and license support revenues in each of fiscal 2020 and 2019. Oracle applications technologies include our Oracle Cloud SaaS offerings, which are available for customers as a subscription, and Oracle Applications license offerings, which are available for customers to purchase for use within the Oracle Cloud, and other cloud-based and on-premise IT environments, and include the option to purchase related license support. Regardless of the deployment model selected, our applications technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable performance, agility, compatibility and extendibility. Our applications technologies are generally designed using industry standard architectures to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. We offer applications that are deployable to meet several business automation requirements across a broad range of industries. We also offer industry-specific applications, which provide solutions to customers in the automotive, communications, construction and engineering, consumer goods, education and research, financial services, food and beverage, healthcare, high technology, hospitality, industrial manufacturing, life sciences, media and entertainment, public sector, retail and utilities industries, among others.

Oracle Cloud Software as a Service (SaaS)

Oracle’s broad spectrum of Oracle Cloud SaaS offerings provides customers a choice of software applications that are delivered via a cloud-based IT environment that we host, manage, upgrade and support, and that customers purchase by entering into a subscription agreement with us for a stated period. Customers access Oracle Cloud SaaS offerings utilizing common web browsers via a broad spectrum of devices. Our SaaS offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application accessibility, integration and development. Our SaaS offerings represent an industry leading business innovation platform, leveraging Oracle’s Next-Generation Cloud Infrastructure, and include a broad suite of modular, next generation cloud software applications spanning all core business functions including, among others:

•

Oracle Fusion Cloud Enterprise Resource Planning (ERP), which is designed to be a complete, global and integrated ERP solution to help organizations improve decision making and workforce productivity, and to optimize back-office operations by utilizing a single data and security model with a common user interface;

•

Oracle Fusion Cloud Enterprise Performance Management (EPM), which is designed to analyze financial performance, drive accurate and agile financial plans, optimize the financial close and consolidation process, streamline account reconciliation and satisfy an organization’s reporting requirements;

•	Oracle Fusion Cloud Supply Chain and Manufacturing Management (SCM), which is designed to help organizations create, optimize and digitize their supply chains and innovate products quickly;
•

Oracle Fusion Cloud HCM, which is designed to help organizations find, develop and retain their talent, enable collaboration, provide complete workforce insights, improve business process efficiency, and enable users to connect to an integrated suite of HCM applications from any device;

•

Oracle Fusion Cloud Advertising and Customer Experience including Sales, Service, Marketing and Advertising, which is designed to be a complete and integrated solution to help organizations deliver consistent and personalized customer experiences across their customer channels, touch points and interactions. It also enables organizations to leverage their own data and consumer data to inform and measure marketing strategies and programs; and

•

NetSuite Applications Suite, which is designed to be a unified, cloud-based applications suite to run a company’s entire business and includes financials and ERP, customer relationship management, human resources, professional services and commerce, among others. It is generally marketed to small to medium-sized organizations.

In addition, we offer several cloud-based industry solutions to address specific customer needs within certain industries including construction and engineering, retail, and utilities, among others.

Customers, partners and other interested parties may elect to subscribe to Oracle applications and infrastructure training and certification programs through a variety of online, cloud-based learning subscriptions offered by Oracle University. Learners generally have unlimited access to course content delivered during the subscription period.

We believe that the comprehensiveness and breadth of our SaaS offerings as a business innovation platform differentiate us from many of our competitors that offer more limited or specialized applications. Our SaaS offerings are designed to support connected business processes in the cloud and are centered on an intuitive and conversational user experience, a responsive, open and flexible business core, and a common data model. We believe Oracle Fusion Cloud ERP is a strategic suite of applications that is foundational to facilitate and extract more business value out of the adoption of other Oracle SaaS offerings, such as Oracle Fusion Cloud HCM and Oracle Fusion Cloud EPM, as customers realize the value of a common data model that spans across core business applications. We believe our SaaS offerings remove business boundaries between front- and back-office activities. Our SaaS offerings are designed to deliver a secure data isolation architecture and flexible upgrades; self-service access controls for users; a Service-Oriented Architecture; built-in social, mobile and business insight capabilities (analytics); and a high performance, high availability infrastructure based on our infrastructure technologies, including Oracle’s Next-Generation Cloud Infrastructure. These SaaS capabilities are designed to simplify IT environments, reduce time to implementation and risk, provide an intuitive user experience for casual and experienced users, and enable customers to focus resources on business growth opportunities. Our SaaS offerings are also designed to natively incorporate advanced technologies such as Internet-of-Things (IoT), artificial intelligence, machine learning, blockchain, digital assistants and advances in the “human interface” and how users interact with Oracle Cloud SaaS offerings within a business context or to augment human capabilities to enhance productivity.

Oracle Applications Licenses

Customers have the ability to license Oracle Applications for use within the Oracle Cloud or within their own cloud-based or on-premise IT environments. Oracle Applications are designed to manage and automate core business functions across the enterprise, including HCM, ERP, EPM, SCM, Advertising and Customer Experience, and industry-specific applications as described above, among others.

We provide customers the option to purchase license support contracts in connection with the purchase of Oracle Applications licenses.

Oracle License Support

Oracle license support offerings are marketed and sold as a part of our cloud and license business. Substantially all of our customers opt to purchase license support contracts when they purchase Oracle applications and infrastructure licenses to run within the Oracle Cloud or other cloud-based and on-premise IT environments. We believe our license support offerings protect and enhance our customers’ investments in Oracle applications and infrastructure technologies because they provide proactive and personalized support services including Oracle Lifetime Support and unspecified license enhancements and upgrades during the term of the support period. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. Our license support contracts are generally priced as a percentage of the net fees paid by the customer to purchase the license and are typically one year in duration.

Oracle Infrastructure Technologies

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business and through our hardware business. Our infrastructure technologies are designed to be flexible, cost-effective, standards-based, secure and high-performance in order to facilitate the development, running, integration, management and extension across an organization’s cloud-based, on-premise and hybrid IT environments.

Our cloud and license business’ infrastructure technologies include the Oracle Database, which is the world’s most popular enterprise database; Java, which is the computer industry’s most widely-used software development language; and middleware including development tools, among others. These technologies are available through a subscription to our Oracle Cloud IaaS offerings or through the purchase of a license and related license support, at the customer’s option, to run within the Oracle Cloud, as a part of a customer’s on-premise cloud services, and in other customer IT environments. Our cloud and license business’ infrastructure technologies also include cloud-based compute, storage and networking capabilities, among others, through our Oracle Cloud IaaS offerings that are further described below. Our infrastructure offerings also include new and innovative services such as Oracle Autonomous Database (described further below) and emerging technologies such as IoT, digital assistant, and blockchain.

Our hardware business’ infrastructure technologies consist of hardware products and certain unique hardware-related software offerings including Oracle Engineered Systems, enterprise servers, storage solutions, industry-specific hardware, virtualization software, operating systems, management software, and related hardware services, including hardware support at the customer’s option. Our customers utilize Oracle hardware products and related offerings in their cloud-based, on-premise or hybrid environments to run their internal business operations and to deliver products and services to their customers.

We design our infrastructure technologies to work in our customers’ on-premise IT environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach also provides Oracle customers with a choice as to how they can utilize and deploy Oracle infrastructure technologies: through the use of Oracle Cloud offerings; on-premise in our customers’ data centers; or a hybrid combination of these two deployment models, such as in the Oracle Cloud@Customer deployment model (described further below). We focus on the operation and integration of Oracle infrastructure technologies to make them easier to deploy, extend, interconnect, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. For example, the Oracle Exadata Database Machine integrates multiple Oracle technology components to work together to deliver improved performance, availability, scalability, security and operational efficiency of Oracle Database workloads relative to our competitors’ products.

Oracle Infrastructure Technologies – Cloud and License Business Offerings

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business. Our infrastructure cloud services and license support revenues represented 59% of our total cloud services and license support revenues during fiscal 2021 and 60% in each of fiscal 2020 and 2019.

Oracle Cloud Infrastructure as a Service (IaaS)

Oracle Cloud IaaS is based upon Oracle’s Next-Generation Cloud Infrastructure and is designed to deliver IaaS services including compute, storage and networking services, among others, as well as Oracle Autonomous Database that Oracle runs, manages, upgrades and supports on behalf of the customer for a fee for a stated time period, or for certain of our IaaS services, on a “pay-as-you-go” basis at a specified rate for services consumed. By utilizing Oracle Cloud IaaS, customers can leverage the Oracle Cloud for enterprise-grade, high performance, scalable, cost-effective and secure infrastructure technologies that are designed to be rapidly deployable and provide real-time elasticity while reducing the amount of time and resources normally consumed by IT processes within on-premise environments. Oracle’s Next-Generation Cloud Infrastructure technology is designed to be differentiated from other cloud vendors to provide better security by separating cloud control code computers from customer data compute nodes. Customers use Oracle Cloud IaaS offerings to build and operate new cloud-native applications, to run new workloads and to move their existing Oracle or non-Oracle workloads to the Oracle

Cloud from their on-premise data centers or from other cloud-based IT environments, among other uses. We continue to invest in Oracle Cloud IaaS to improve features and performance; to expand the catalog of cloud-based infrastructure tools and services that we provide; to increase the capacity and geographic footprint to deliver these services; to simplify the processes for migrating workloads to the Oracle Cloud; and to provide customers with the ability to run workloads across different IT environments, the Oracle Cloud as well as other third-party clouds in a hybrid deployment model.

Oracle customers and partners utilize Oracle’s open, standards-based IaaS offerings for platform-related services that are based upon the Oracle Database, Java and Oracle Middleware, including open source and other tools for a variety of use cases across data management (including the use of Oracle Autonomous Database), applications development, integration, content management, analytics, IT management and governance, security, and rapidly emerging technologies such as machine learning. Oracle Cloud IaaS machine learning features are designed to be embedded into customer applications for a variety of predictive use cases including, among others, the servicing of machine parts that are at risk of failing, the stocking of retailer store shelves, and the financial modeling to stay within a business’ forecasts.

Oracle customers and partners also utilize Oracle Cloud IaaS for highly-scalable, available, and secure compute, storage and networking services. Our Oracle Cloud IaaS offerings’ cloud-based compute services range from virtual machines to graphics processing unit-based offerings to bare metal servers and include options for dense I/O workloads and high performance computing. Oracle Cloud IaaS also includes a range of cloud-based storage offerings including block, object and archive storage services. In addition, Oracle Cloud IaaS offers networking, connectivity, and edge services that help connect customer data centers and third-party clouds, such as Microsoft Azure, with our Oracle Cloud IaaS offerings.

Oracle Cloud@Customer offerings are a direct response to restrictions imposed upon cloud-based IT environment adoption by businesses that operate within certain regulated industries, entities or jurisdictions and enable customer choice in deployment models. Oracle Cloud@Customer enables customers to run Oracle Autonomous Database or Oracle Database in their own data centers behind their firewalls while having the services managed by Oracle. Oracle Cloud@Customer offerings enable customers to take advantage of the agility, innovation and subscription-based pricing of Oracle Cloud Services while meeting data sovereignty, data residency, data protection and regulatory business policy requirements. Oracle Dedicated Region Cloud@Customer is designed to enable customers to bring a self-contained Oracle Cloud instance into their data centers while accessing a substantial portfolio of Oracle Cloud IaaS and SaaS offerings. Oracle Roving Edge Infrastructure offerings are designed to enable customers to access cloud computing and storage services at the edge of networks and in generally disconnected locations in order to accelerate deployment of cloud workloads outside of the data center.

Oracle Database Licenses

Oracle Database is the world’s most popular enterprise database and is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data. Oracle Database is licensed throughout the world by businesses and organizations of all sizes for a multitude of purposes, including, among others: for use within the Oracle Cloud to deliver our Oracle Cloud SaaS and IaaS offerings; for use as a cloud license by a number of cloud-based vendors within their respective cloud services offerings; for packaged and custom applications for transaction processing; and for data warehousing and business intelligence. Oracle Database may be deployed in various IT environments including Oracle Cloud, Oracle Cloud@Customer and Dedicated Region Cloud@Customer environments, other cloud-based IT environments, and on-premise data centers, among others. As described above, customers may elect to purchase license support for Oracle Database licenses. We also offer Oracle Database cloud services, such as Oracle Exadata Cloud Service and Oracle Database Service, as a part of our Oracle Cloud IaaS offerings.

Oracle Database Enterprise Edition is available with a number of optional add-on products to address specific customer requirements. In addition to the Oracle Database, we offer a portfolio of specialized database products to address specific customer requirements.

Oracle Autonomous Database

Oracle Autonomous Database offerings are designed to deliver performance and scale with automated database operations and policy-driven optimization by combining certain Oracle infrastructure technologies including the Oracle Database, Oracle’s Next-Generation Cloud Infrastructure, Oracle Exadata, and native machine learning capabilities, among others. Oracle Autonomous Database offerings are designed to be self-driving, lower labor costs and reduce human error for routine database administration tasks including maintenance, tuning, patching, security and backup. Oracle Autonomous Database offerings use machine learning-driven diagnostics for fault prediction and error handling. We believe the Oracle Autonomous Database offerings deliver rapid insights and innovation by enabling organizations to quickly provision a data warehouse that automatically and elastically scales to handle very large data warehouses and support millions of transactions per second while enabling a flexible payment model for only the resources used. The integration of Oracle Autonomous Database with other Oracle Cloud Services, such as Java Cloud and Oracle APEX low-code service, and the open interfaces and integrations, provide developers with a modern, open platform to develop new and innovative applications.

Oracle Autonomous Database offerings include:

•

Oracle Autonomous Data Warehouse (ADW), which is designed to provide customers with easy-to-use analytics tools in a fully managed, high-performance and elastic service optimized for data warehouse workloads. We believe that most businesses view data as a potentially high-value source that can be used to gain new insights into their customers’ behaviors, to anticipate future demand more accurately, to align workforce deployment with business activity forecasts and to accelerate the pace of operations, among other benefits. ADW’s self-patching and self-tuning capabilities are designed to enable upgrades while the database is running, thereby eliminating human error. Oracle ADW automates manual IT tasks such as deployment, storing, securing, scaling and backing-up data. In addition, the machine learning–based technology of ADW is designed to enable customers to deploy new, or move existing data marts and data warehouses to the cloud and includes a drag and drop interface that is designed to be highly intuitive; and

•

Oracle Autonomous Transaction Processing (ATP), which is designed to enable organizations to safely run a complex mix of high-performance transactions, reporting and batch processing using instant, elastic compute and storage through an Oracle Database running on an Oracle Exadata cloud-based instance. Oracle ATP is designed to enable organizations to conduct real-time transactional data analysis for faster results and lower administration costs, and to eliminate cyber-attacks on unpatched or unencrypted databases. Oracle ATP is designed to be simple and agile to develop and deploy new applications because complex management and tuning is not required.

Oracle ADW and Oracle ATP offer the following options, among others:

•

Shared Exadata Infrastructure, which is designed to be a simple and elastic deployment choice in which Oracle autonomously operates all aspects of the database lifecycle, including database placement, backup and software updates; and

•

Dedicated Exadata Infrastructure, which is designed to provide the characteristics of a private cloud in a public cloud deployment, including dedicated compute, storage, network and database resources for a single tenant. Dedicated Exadata Infrastructure deployment is also designed to provide high levels of security isolation and governance with customizable operational policies for autonomous operations for workload placement, workload optimization, schedule updating, availability, over-provisioning and peak usage.

Oracle Middleware Licenses

We license our Oracle Middleware, which is a broad family of integrated application infrastructure software, for use in the Oracle Cloud, other cloud-based environments, on-premise data centers and related IT environments. Oracle Middleware is designed to enable customers to design and integrate Oracle and non-Oracle business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence. Built with Oracle’s Java technology platform, Oracle Middleware products are designed to be flexible across different deployment environments—cloud, on-premise or hybrid—as a foundation for custom, packaged and composite applications, thereby simplifying and reducing time to deployment. Oracle Middleware is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications software through an open architecture and adherence to industry standards. In addition, Oracle Middleware supports multiple development languages and tools, which enables developers to flexibly build once and deploy applications globally across websites, portals and cloud-based applications utilizing a variety of IT environments.

Among our other middleware license offerings, we license a wide range of development tools, such as Oracle WebLogic Server for Java application development and Oracle Mobile Application Framework, which is designed to address the needs of businesses that are increasingly focused on delivering mobile device applications to their customers. Organizations may elect to purchase license support, as described above, for Oracle Middleware licenses at their option. We also offer certain of our middleware capabilities as a part of Oracle Cloud IaaS.

Java Licenses

Java is the world’s most popular programming language that is used to deliver cloud development and deployment services, microservices, big data analytics, data management, social services, mobile services, chatbots, and continuous integration tools for numerous platforms and technologies including websites, enterprise and consumer applications, embedded devices and gaming. Java is designed to enable developers to write software on a single platform and run it on many other different platforms, independent of operating system and hardware architecture. Java has been adopted by both independent software vendors (ISVs) that have built their products using Java and by enterprise organizations building custom applications or consuming Java-based ISV products. Oracle is the steward of the Java platform and ecosystem. Customers generally purchase Java offerings through subscriptions that include license and support services. Oracle’s Java offerings are used by customers to support their Java deployments and to stay current with the latest security updates and other technology innovations.

Oracle Infrastructure Technologies – Hardware Business Offerings

Oracle infrastructure technologies are also marketed, sold and delivered through our hardware business, including a broad selection of hardware products and related hardware support services for cloud-based IT environments, data centers and related IT environments.

Oracle Engineered Systems

Oracle Engineered Systems are core to our cloud-based and on-premise data center infrastructure offerings. Oracle Engineered Systems are pre-integrated products, combining multiple unique Oracle technology components, including database, storage, operating system, and management software with server, storage, networking hardware and other technologies. Oracle Engineered Systems are designed to work together to deliver improved performance, scalability, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently in a non-disruptive manner; and to simplify maintenance cycles and improve security by providing a single solution for patching. For example, Oracle Exadata Database Machine is a computing platform that is optimized for running Oracle Database, achieving higher performance, scalability and availability at a lower cost by combining Oracle Database, storage and operating system software with Oracle server, storage and networking hardware. We offer certain of our Oracle Engineered Systems, including the Oracle Exadata Database Machine, among others, through flexible deployment options, including on-premise, Oracle Cloud IaaS, and as an Oracle Cloud@Customer offering.

Oracle Servers

We offer a wide range of Oracle server products that are designed for mission-critical enterprise environments and that are key components of our Oracle Engineered Systems and Oracle Cloud offerings. We have two families of server products: those based on the Oracle SPARC microprocessor, which are designed to be differentiated by their reliability, security and scalability specifically for UNIX environments; and those using x86 microprocessors. By offering a range of server sizes and microprocessors, customers are offered the flexibility to choose the types of servers that they believe will be most appropriate and valuable for their particular IT environments. We believe the combination of Oracle server systems with Oracle software enhances our customers’ ability to shift data and workloads between data center and cloud deployments based on an organization’s business requirements.

Oracle Storage

Oracle storage products are engineered for the cloud and designed to securely store, manage, protect and archive customers’ mission-critical data assets generated by any database or application. Oracle storage products combine flash, disk, tape and server technologies with optimized software and unique integrations with the Oracle Database offering greater performance and efficiency and lower total cost relative to our competitors’ storage products. Certain of our storage products provide integration with Oracle Cloud Services for backup and archiving.

Oracle Industry-Specific Hardware Offerings

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

Oracle Operating Systems, Virtualization, Management and Other Hardware-Related Software

We offer a portfolio of operating systems, including Oracle Linux and Oracle Solaris, virtualization software including Oracle Virtual Machine, and other hardware-related software. We also offer a range of management technologies and products, including Oracle Enterprise Manager and the Oracle Cloud Observability and Management Platform, designed to help customers efficiently operate complex IT environments, including both end users’ and service providers’ cloud environments.

Oracle Hardware Support

Oracle hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products such as for Oracle operating systems and firmware. These offerings can also include product repairs, maintenance services and technical support services. We continue to evolve hardware support processes that are intended to proactively identify and solve quality issues and to increase the amount of new and renewed hardware support contracts sold in connection with the sales of our hardware products. Hardware support contracts are generally priced as a percentage of the net hardware products fees.

Oracle Services

We offer services to help customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services offerings substantially include, among others:

•

consulting services, which are designed to help our customers and global system integrator partners more successfully architect and deploy our cloud and license offerings, including IT strategy alignment, enterprise architecture planning and design, implementation, integration, application development, security assessments and ongoing software enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of consultants from local geographies, industry specialists and consultants from our global delivery and solution centers; and

•

advanced customer services, which are support services provided by Oracle to a customer on-site or remote to enable increased performance and higher availability of a customer’s Oracle products and services.

Oracle Cloud Operations

Oracle Cloud Operations deliver our Oracle Cloud Services to customers through a secure, reliable, scalable, enterprise grade cloud infrastructure platform managed by Oracle employees within a global network of data centers, which we refer to as the Oracle Cloud. The Oracle Cloud enables secure and isolated cloud-based instances for each of our customers to access the functionality of Oracle Cloud Services via a broad spectrum of devices. Oracle Cloud Operations leverage automated software tools to enable the rapid delivery of the latest cloud technology capabilities to the Oracle Cloud as they become available, providing Oracle customers access to the latest Oracle releases generally on a quarterly cadence. We have invested in the expansion of the Oracle Cloud by increasing existing data center capacity and adding additional data centers in new geographic locations to meet current and expected customer demand. We expect this trend will continue.

Manufacturing

We rely on third-party manufacturing partners to produce the substantial majority of our hardware products that we market and sell to customers and utilize internally to deliver Oracle Cloud Services, and we distribute most of our hardware products from these partners’ facilities. Our manufacturing processes are substantially based on standardization of components across product types and centralization of assembly and distribution centers. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of suppliers. For most of our hardware products, we have existing alternative sources of supply or such sources are readily available. However, we do rely on sole sources for certain hardware components. We monitor and evaluate potential risks of disruption within our supply chain operations. Refer to Risk Factors included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our hardware products and the related risks to our business.

Sales and Marketing

We directly market and sell our cloud, license, hardware, support and services offerings to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our offerings through indirect channels.

In the United States (U.S.), our sales and services employees are based in our headquarters and in field offices throughout the country. Outside the U.S., our international subsidiaries sell, support and service our offerings in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography specific economic trends, and offers us an opportunity to take advantage of new markets for our offerings. Our international operations subject us to certain risks, which are more fully described in Risk Factors included in Item 1A of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 15 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

We also market our product offerings worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Network. The Oracle Partner Network is a global program that manages our business relationships with a large, broad-based network of companies, including cloud and license, hardware and services suppliers, system integrators and resellers that deliver innovative solutions and services based upon and in conjunction with our product offerings. By offering our partners access to our product offerings, educational information, technical services, marketing and sales support, the Oracle Partner Network program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally.

Research and Development

We develop the substantial majority of our products and services offerings internally utilizing the skills and diversity of a global workforce. In addition, we have extended our products and services offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of U.S. and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal businesses. Rapid technological advances in cloud, software and hardware development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current products and services offerings.

Human Capital Resources

At Oracle, our success is driven by the quality of our people, who we believe are among the best and brightest in the industry. We strive to create an environment that supports employee success and a culture where everyone has a voice in driving innovation.

Workforce

As of May 31, 2021, we employed approximately 132,000 full-time employees, of which approximately 45,000 were employed in the U.S. and approximately 87,000 were employed internationally. Our employee counts by lines of business are:

35,000	Sales and marketing	23,000	Services
19,000	Cloud services and license support operations	40,000	Research and development
3,000	Hardware	12,000	General and administrative

None of our employees in the U.S. is represented by a labor union; however, in certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees.

Diversity and Inclusion

We believe that innovation starts with inclusion. We endeavor to hire employees from a broad pool of talent with diverse backgrounds, perspectives and abilities and we believe Oracle’s diverse leaders serve as role models for our inclusive workforce. We seek to continuously build on our inclusive hiring strategies, tracking our progress and holding ourselves accountable for greater diversity at Oracle. Our programs are supported by Oracle leaders across the company with strategic sponsorship from Oracle’s Executive Diversity Council, which is led by Safra Catz, our Chief Executive Officer, and extend through the actions we are taking globally on Oracle’s five Diversity and Inclusion (D&I) Imperatives:

•	driving insight and accountability with data;
•	recruiting with an intention on diversity;
•	embedding inclusion into talent development;
•	inspiring an inclusive culture through community; and
•	investing in the future diversity of our industry.

In addition to global, regional and local programs, Oracle Human Resources partners with business leaders to create and implement D&I plans to embed targeted strategies into organizations across Oracle. Employee satisfaction on the importance of D&I at Oracle and their manager’s encouragement of diverse ideas and perspectives ranks high in our employee engagement surveys.

Leaders Who Listen

We believe that an important aspect of creating a culture and environment that supports employee and business success is listening to employee feedback. We share the results of our annual employee engagement survey with leaders who receive direct observations from employees about areas critical to Oracle’s strategic priorities, including the employee and customer experience. Nearly 80% of our employees participate in the annual survey.

Leaders listen to employees, evaluate feedback and prioritize actions to enhance employee, business and customer success.

Flexible Work Options

The COVID-19 pandemic changed the way both leaders and employees think about where and how they work. For the vast majority of Oracle’s employees, productivity is no longer tied to being in an office and collaboration can happen between people anywhere. In fiscal 2021 we announced a modern approach to work that gives our employees more flexibility to choose where and how to work. Depending on their role, this means that when our offices reopen after the pandemic, many employees can choose their office location, as well as continue to work from home some or all the time. We expect this modern approach to work will help us engage with a wider pool of talent and retain employees who want or need more flexibility.

Tenure

We monitor employee turnover rates as our success depends upon retaining top talent. During the COVID-19 pandemic, we observed decreased turnover in the short term and we believe that in the long term, we have an opportunity to continue to reduce undesirable turnover by offering competitive rewards, flexible work options, career growth and development opportunities. The average tenure of our employees is approximately eight years and 29% of our employees have been employed with Oracle for ten or more years.

Opportunities to Learn and Grow

We believe that a primary reason candidates join Oracle is for career development opportunities. We have programs and resources to help our employees explore, build and achieve their career goals. We also promote regular career conversations between leaders and employees. These are separate from performance feedback conversations and are focused on helping employees identify and take steps to grow their careers. Our Talent Review process, run on Oracle Fusion Cloud HCM, provides the mechanism for leaders to review and discuss opportunities and action plans to develop employees. 31% of our open non-entry level positions were filled internally in fiscal 2021, providing growth opportunities and retaining critical knowledge and talent.

Helping our employees learn and apply new skills is key to retaining them and critical to our ability to innovate and rapidly evolve. We support employees with anytime, everywhere learning resources to help build skills for today and the future. Oracle employees received four million hours of training in fiscal 2021 and accessed online learning content at an average rate of more than two million views per month. When the COVID-19 pandemic hit, we implemented a global work from home program and immediately pivoted to enable employees to continue learning from home. We moved in-person learning and development to online and our employees took advantage of the rich content available to help them enhance their skills. In addition to online classes and learning resources on business and technical skills, we also added more webinars and learning opportunities to support employee and family well-being.

Making a Difference

Many of our employees participate in Oracle’s corporate citizenship initiatives focused on education, the environment and community. Each year, through our volunteering and giving programs, employees donate tens of thousands of volunteer hours and millions of dollars (matched by Oracle) to causes ranging from equality and racial justice, to cleaning up oceans and mentoring students, to sharing their time and resources with people in need.

Seasonality and Cyclicality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the IT industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses (in particular, our cloud and license business and hardware business) are generally affected by seasonal factors in a similar manner as our revenues because certain expenses within our cost structure are relatively fixed in the short term. See “Cloud and License Business” in Item 7 of this

Annual Report for more information regarding the seasonality and cyclicality of our revenues, expenses and margins.

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

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, ease of use, speed to production and quality of technical support. Our products and services sales and the relative strength of our products and services versus those of our competitors are also directly and indirectly affected by the following, among other factors:

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

For more information about the competitive risks we face, refer to Item 1A Risk Factors included elsewhere in this Annual Report.

Governmental Regulation

We operate globally and are subject to numerous U.S. federal, state, and foreign laws and regulations covering a wide variety of subject matters. For information about governmental regulations applicable to our business, refer to Item 1A Risk Factors and Note 17 of Notes to Consolidated Financial Statements, both included elsewhere in this Annual Report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on the SEC website at www.sec.gov and our Investor Relations website at www.oracle.com/investor as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We use our Investor Relations website as a means of disclosing material non-public information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, information regarding our environmental policy and global sustainability initiatives and solutions are also available on our website at www.oracle.com/corporate/citizenship. The information posted on or accessible through our website is not incorporated into this Annual Report. The references to our websites are intended to be inactive textual references only.

Information About Our Executive Officers

Our executive officers are listed below.

Name	Office(s)
Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer
Safra A. Catz	Chief Executive Officer and Director
Jeffrey O. Henley	Vice Chairman of the Board of Directors
Edward Screven	Executive Vice President, Chief Corporate Architect
Dorian E. Daley	Executive Vice President and General Counsel
William Corey West	Executive Vice President, Chief Accounting Officer

Mr. Ellison, 76, has been our Chairman of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004. He currently serves as a director of Tesla, Inc.

Ms. Catz, 59, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She currently serves as a director of The Walt Disney Company. She also serves on the U.S. National Security Commission on Artificial Intelligence.

Mr. Henley, 76, has served as our Vice Chairman of the Board since September 2014. He previously served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Screven, 56, has been Executive Vice President, Chief Corporate Architect since May 2015. He served as our Senior Vice President, Chief Corporate Architect from November 2006 to April 2015 and as Vice President, Chief Corporate Architect from January 2003 to November 2006. He held various other positions with us since joining Oracle in 1986.

Ms. Daley, 62, has been our Executive Vice President and General Counsel since April 2015. She served as our Secretary from October 2007 until October 2017 and she was our Senior Vice President, General Counsel from October 2007 to April 2015. She served as our Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004 and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 59, has been our Executive Vice President, Chief Accounting Officer since April 2015. He served as our Senior Vice President, Corporate Controller and Chief Accounting Officer from February 2008 to April 2015 and served as our Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. His previous experience includes 14 years with Arthur Andersen LLP, most recently as a partner.

Item 1A.	Risk Factors

We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Critical Accounting Policies and Estimates” discussion in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities.

Business and Operational Risks

The COVID-19 pandemic has affected how we and our customers are operating our respective businesses, and the duration and extent to which this will impact our future results of operations remains uncertain.   The COVID-19 pandemic and efforts to control its spread have materially affected how we, our customers, partners and suppliers are operating our businesses. Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, the COVID-19 pandemic has led governments to implement preventative measures to contain or control further spread of the virus, such as travel restrictions, prohibitions of non-essential activities, quarantines, work-from-home directives and shelter-in-place orders. These preventative measures led to sharp reductions in demand in certain industries in which our customers operate. It is not clear what long-term effects the COVID-19 pandemic will have on our business, including the effects on our customers and prospects. If we are not able to respond to and manage the impact of the COVID-19 pandemic effectively, our business will be harmed.

During fiscal 2021, we cancelled some customer events and transformed others, including Oracle OpenWorld, to virtual events. Our shift to creating virtual customer events may not be successful and we may not be able to showcase our products as well as we have historically done through in-person events, or generate the same customer interest, opportunities and leads through these virtual events. If we attempt to reintroduce large in-person events, we may not be able to do so successfully and our customers may not be able or willing to attend them.

The conditions caused by the COVID-19 pandemic initially adversely affected our customers’ willingness to purchase our products, delayed prospective customers’ purchasing decisions and in certain cases, resulted in delayed payments by existing customers. There have also been, and likely will continue to be, delays in our supply chain. The negative impacts of the global COVID-19 pandemic on the broader global economy and related impacts on our customers’ business operations and their demand for our products may continue into future fiscal periods. The COVID-19 pandemic may also heighten other risks described in this Risk Factors section.

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

In addition, our business may be adversely affected if:

•	we do not continue to develop and release new or enhanced products and services within the anticipated time frames;

•	infrastructure costs to deliver new or enhanced products and services take longer or result in greater costs than anticipated;
•	we are unable to increase our existing data center capacity or establish data centers in new geographic locations in a timely manner to meet current or expected customer demand;
•	there is a delay in market acceptance of and difficulty in transitioning new and existing customers to new, enhanced or acquired product lines or services;
•	there are changes in information technology (IT) trends that we do not adequately anticipate or address with our product development efforts;
•	we do not optimize complementary product lines and services in a timely manner; or
•	we fail to adequately integrate, support or enhance acquired product lines or services.

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

We might experience significant coding, manufacturing or configuration errors in our cloud, license and hardware offerings.   Despite testing prior to the release and throughout the lifecycle of a product or service, our cloud, license and hardware offerings sometimes contain coding, manufacturing or configuration errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released cloud, license or hardware offerings can be time consuming and costly. Errors in our cloud, license or hardware offerings could affect their ability to properly function, integrate or operate with other cloud, license or hardware offerings, could result in service interruptions, delays or outages of our cloud offerings, could create security vulnerabilities in our products or services, could delay the development or release of new products or services or new versions of products or services, and could adversely affect market acceptance of our products or services. This includes third-party software products or services incorporated into our own. If we experience any of these errors, or if there are delays in releasing our cloud, license or hardware offerings or new versions of these offerings, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our and our customers’ abilities to conduct business operations and to ensure accuracy in financial processes and reporting, and may result in unanticipated costs. Enterprise customers rely on our cloud, license and hardware offerings and related services to run their businesses and errors in our cloud, license and hardware offerings and related services could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed.   We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Many vendors spend amounts in excess of what Oracle spends to develop and market applications and infrastructure technologies including databases, middleware products, application development tools, business applications, collaboration products and business intelligence, compute, storage and networking products, among others, which compete with Oracle applications and infrastructure offerings. Use of our competitors’ technologies influences a customer’s purchasing decision or creates an environment that makes it less efficient to utilize or migrate to Oracle products and services. Our competitors may also adopt business practices that provide customers access to competing products and services at a risk profile that we may not generally find acceptable, which may convince customers to purchase competitor products and services. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices, better execute on their sales and marketing strategies, offer more flexible business practices or form strategic alliances with other companies. Mergers, consolidations or alliances among our competitors, or acquisitions of our competitors by large companies, may result in increased competition. We may also face increasing competition from open source software initiatives in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

We may need to change our pricing models to compete successfully.   The intense competition we face in the sales of our products and services and general economic and business conditions could put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices, introduce pricing models and offerings that are less favorable to us, or offer other favorable terms in order to compete successfully. Any such changes may reduce revenues and margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud delivery models offered by us and our competitors may unfavorably impact the pricing of our other cloud and license, hardware and services offerings, and we may also incur increased cloud delivery expenses as we expand our cloud operations and update our infrastructure, all of which could reduce our revenues and/or profitability. Our license support fees and hardware support fees are generally priced as a percentage of our net license fees and net new hardware products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings.

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

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.   Our customers depend on our support organization to resolve technical issues relating to our applications and infrastructure offerings. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services or may be inefficient in our resolution of customer support issues. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality technical support, could adversely affect our reputation, our ability to sell and renew our applications and infrastructure offerings to existing and prospective customers, and our business, operating results, and financial position.

Our cloud offerings and hardware offerings are complex, and if we cannot successfully manage this complexity, the results of these businesses will suffer. We depend on suppliers to develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products that we market and sell to our customers and that we use as a part of our cloud infrastructure to deliver our cloud offerings, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. As a result, our supply chain operations could be disrupted or negatively impacted by industry consolidation and component constraints or shortages, natural disasters, political unrest, public health crises such as the COVID-19 pandemic, changes to trade policies, port stoppages or other transportation disruptions or slowdowns, or other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped. We may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant shortages, delays or quality issues in the delivery of necessary technologies, parts or components from a particular vendor. If one or more of the risks described above occurs, our cloud and license business and hardware business and related operating results could be materially and adversely affected.

We are susceptible to third-party manufacturing and logistics delays, which could result in the loss of sales and customers.   We outsource a significant majority of our manufacturing, assembly, delivery and technology of, and certain component designs for, our hardware products to a variety of companies, many of which are located outside the U.S. From time to time, these partners experience production problems or delays or cannot meet our demand for products. To reduce this risk, we continue to explore additional third-party manufacturing partners to drive supply chain continuity, but finding additional manufacturing sources in a timely and cost-effective manner is difficult. Third-party manufacturing and logistics delays attributable to the effects of COVID-19 caused a loss of sales during our fiscal 2021. Ongoing or future delays in manufacturing could cause the loss of additional sales, delayed revenue recognition or an increase in our hardware products expenses, all of which could adversely affect the margins of our cloud and license business and hardware business. These challenges could arise if we alter our manufacturing strategies, suppliers, or locations.

Our hardware revenues and profitability have declined and could continue to decline.   Our hardware business may adversely affect our total revenues and overall profitability and related growth rates. We may not achieve our estimated revenue, profit or other financial projections with respect to our hardware business in a timely manner or at all due to a number of factors, including:

•	changes in our hardware offerings, technologies and strategies, including shifting factory locations, which could adversely affect supply and demand for our hardware products;
•	our hardware business has higher expenses as a percentage of revenues, and thus has been less profitable, than our cloud and license business;
•

our focus on certain of our more profitable Oracle Engineered Systems and certain other hardware products we consider strategic and the de-emphasis of certain of our lower profit margin commodity hardware products, which could adversely affect our hardware revenues;

•	changes in strategies and frequency for the development and introduction of new versions or next generations of our hardware products that could adversely affect our hardware revenues;
•	general supply chain material shortages worldwide, which were further exacerbated globally as a result of the COVID-19 pandemic;
•

a greater risk of material charges that could adversely affect our operating results, such as potential write-downs and impairments of our inventories; higher warranty expenses than what we experience in our cloud and license and services businesses; and amortization and potential impairment of intangible assets associated with our hardware business; and

•	decreased customer demand for related hardware support as hardware products approach the end of their useful lives, which could adversely affect our hardware revenues.

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

We may lose key employees or may be unable to hire enough qualified employees.   We rely on hiring qualified employees and the continued service of our senior management, including our Chairman of the Board of Directors, Chief Technology Officer and founder; our Chief Executive Officer; other members of our executive team; and other key employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In response to the COVID-19 pandemic and to ensure the safety of our employees, we have temporarily closed the majority of our offices. In fiscal 2021, we moved our headquarters to Austin, Texas and announced a modern approach to work that may provide our employees more flexibility to choose where and how to work. Depending on their role, this means that, when our offices reopen after the COVID-19 pandemic, many employees can choose their office location, as well as continue to work from home some or all the time. While we believe this may help us engage with a wider pool of talent and may help to retain employees who want or need more flexibility, it could negatively impact employee productivity and it may present risks for our real estate portfolio and strategy. We intend to reopen our offices when it is safe to do so and local requirements allow, but our employees who opt to return to the office may nevertheless be exposed to health risks, which may expose us to potential liability.

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

Acquisitions present many risks and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction.   We continue to review and consider strategic acquisitions of companies, products, services and technologies. We have a selective and active acquisition program and we expect to continue to make acquisitions in the future because acquisitions have been an important element of our overall corporate strategy. Risks we may face in connection with our acquisition program include:

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

•

an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices or alter go-to-market strategies that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill;

•

our operating results or financial condition may be adversely impacted by (1) claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition; (2) pre-existing contractual relationships that we assume from an acquired company, the termination or modification of which may be costly or disruptive to our business; and (3) unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s business practices;

•	we may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology;
•

we may not realize any anticipated increase in our revenues from an acquisition for a number of reasons, including (1) if a larger than predicted number of customers decline to renew their contracts with the acquired company; (2) if we are unable to sell the acquired products or service offerings to our customer base; (3) if acquired customers do not elect to purchase our technologies due to differing business practices; or (4) if contract models utilized by an acquired company do not allow us to recognize revenues in a manner that is consistent with our current accounting practices;

•	we may have difficulty integrating acquired technologies, products, services and their related supply chain operations with our existing lines of business and related infrastructures;
•	we may have multiple product lines or services offerings as a result of our acquisitions that are offered, priced, delivered and supported differently, which could cause customer confusion and delays;
•

we may incur higher than anticipated costs (1) to support, develop and deliver acquired products or services; (2) for general and administrative functions that support new business models; or (3) to comply with regulations applicable to an acquired business that are more complicated than we had anticipated;

•

we may be unable to obtain timely approvals from, or may otherwise have certain limitations, restrictions, penalties or other sanctions imposed on us by worker councils or similar bodies under applicable employment laws as a result of an acquisition;

•	we may be unable to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all;
•	our use of cash to pay for acquisitions may limit other potential uses of our cash;
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

Data Privacy, Security and Intellectual Property Risks

If our security measures for our products and services are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, any of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.   Our products and services, including Oracle Cloud Services, store, retrieve, manipulate and manage third-party data, such as our customers’ information and data, as well as our own data. We have a reputation for secure and reliable product offerings and related services, and we have invested a great deal of time and resources in protecting the integrity and security of our products, services and the internal and external data that we manage. Nonetheless, we believe that Oracle in particular is an attractive target for computer hackers and other bad actors because Oracle stores and processes large amounts of data, including in customer sectors involving particularly sensitive data such as health sciences, financial services, retail, hospitality and the government.  We and our third-party vendors are regularly subject to attempts by third parties (which may include individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations, nation states and individuals sponsored by them) to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems. Successful attempts by one of these malicious actors can lead to the compromise of personal information or the confidential information or data of Oracle or our customers. Attempts of this nature typically involve IT-related viruses, worms, and other malicious software programs that attack networks, systems, products and services, exploit potential security vulnerabilities of networks, systems, products and services, create system disruptions and cause shutdowns or denials of service. Third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, our customers, suppliers or partners.  Our products and services, including our Oracle Cloud Services, may also be accessed or modified improperly as a result of customer, partner, employee, contractor or supplier error or malfeasance.

If a cyber-attack or other security incident results in unauthorized access to or modification of our customers’ or suppliers’ data, other external data, our own data or our IT systems, or if the services we provide to our customers are disrupted, or if our products or services are reported to have or are perceived as having security vulnerabilities, we could incur significant expenses and suffer significant damage to our brand and reputation. If our customers lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to not be secure, they may decide to reduce or terminate their spend with us. In addition, cyber-attacks and other security incidents could lead to significant investigation and remediation costs, loss or destruction of information, interruption of our operations, inappropriate use of proprietary and sensitive data, lawsuits, indemnity obligations, regulatory investigations and financial penalties, and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Our remediation efforts may not be successful. Because the techniques used to obtain unauthorized access to, or sabotage IT systems, change frequently, grow more complex over time, and often are not recognized until launched against a target, we may be unable to anticipate or implement adequate measures to prevent such techniques. Our internal IT systems continue to evolve and we are often early adopters of new technologies. However, our business policies and internal security controls may not keep pace with these changes as new threats emerge. In addition, we often experience increased activity of this nature during times of instability, including during the current COVID-19 pandemic when most of our employees are working from home, and our operations may be more susceptible to malfeasance due to operational changes instituted to comply with safety, health and regulatory requirements, among others. We may not discover any security breach and loss of information for a significant period of time after the security breach.

Our products operate in conjunction with and are dependent on a wide variety of third-party products, components and services. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, liability claims, customer dissatisfaction, reduced revenue, or harm to our reputation or competitive position. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquired companies, we may still inherit such risks when we integrate these companies within Oracle.

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

In the wake of the European Union (EU) General Data Protection Regulation (GDPR), the rate of global consideration and adoption of privacy laws has increased, giving rise to more global jurisdictions in which regulatory inquiries and audits may be requested of Oracle, and if we are not deemed to be in compliance, could result in enforcement actions and/or fines. This is true in the U.S. where, for example, the California Consumer Privacy Act (CCPA) became effective in January 2020, the U.S. Congress is considering several privacy bills at the federal level, and other state legislatures are considering privacy laws. Regulators globally are also imposing greater monetary fines for privacy violations. The GDPR, which became effective in May 2018, provides for monetary penalties of up to 4% of an organization’s worldwide revenue. These penalties can be significant. For example, one European data protection regulator has fined a major U.S. technology company €50 million for its data handling practices. The U.S. Federal Trade Commission continues to fine companies on a regular basis for unfair and deceptive data protection practices, and these fines may increase in size. The CCPA provides for statutory damages or fines on a per violation basis that could be very large in the event of a significant data security breach or other CCPA violation. Taken together, the changes in laws or regulations associated with the enhanced protection of personal and other types of data could greatly increase the size of potential fines related to data protection, and our cost of providing our products and services could result in changes to our business practices or even prevent us from offering certain services in jurisdictions in which we operate. Although we have implemented contracts, diligence programs, policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products and services.

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

Third parties have claimed, and in the future may claim, infringement or misuse of intellectual property rights and/or breach of license agreement provisions.   We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties include entities that do not design, manufacture, or distribute products or services or that acquire intellectual property for the sole purpose of monetization through infringement assertions. We expect to continue to receive such claims as:

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

We may not be able to protect our intellectual property rights.   We rely on copyright, trademark, patent and trade secret laws, confidentiality procedures, controls and contractual commitments to protect our intellectual property. Despite our efforts, these protections may be limited. Unauthorized third parties may try to copy or reverse engineer our products or otherwise use our intellectual property. Our patents may be invalidated or circumvented. Any of our pending or future patent applications may not be issued with the claim scope we seek, if at all. In addition, the laws of some countries do not provide the same level of intellectual property protection as U.S. laws and courts. If we cannot protect our intellectual property against unauthorized copying or use, or other misappropriation, we may not remain competitive.

We may not receive significant revenues from our current research and development efforts for several years, if at all.   Developing our various product offerings is expensive and the investment in the development of these offerings often involves a long return on investment cycle. An important element of our corporate strategy is to continue to dedicate a significant amount of resources to research and development and related product and service opportunities both through internal investments and the acquisition of intellectual property from acquired companies. Accelerated product and service introductions and short lifecycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Legal and Regulatory Risks

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

We may be subjected to increased taxes due to changes in U.S. or international tax laws or from adverse resolutions of tax audits and controversies.   As a multinational corporation, we incur income taxes as well as non-income based taxes (such as payroll, sales, use, property and value-added taxes) in both the U.S. and various foreign jurisdictions. Significant uncertainties exist with respect to the application of the various taxes to the businesses in which we engage, often requiring that we make judgments in determining our tax liabilities and worldwide provision for income taxes. We are regularly under audit by tax authorities in the U.S. and internationally, which can lead to disagreements such as regarding our intercompany transfer prices and calculations and on the applicability of withholding taxes to our cross-border transactions. Any unfavorable resolution of these tax audits and controversies could cause our tax liabilities to increase and may have a significant adverse impact on our provision for income taxes and tax rate. Although we believe that our income and non-income based tax estimates are reasonable, there is no assurance that the final determination of tax audits or disputes will not be different from what is reflected in our historical income tax provisions and tax accruals.

Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In the U.S., various proposals, if enacted, would dramatically raise the U.S. corporate tax rate and increase the tax on non-U.S. income. Such unfavorable tax legislation resulting from the shifting U.S. political landscape and economic environment create the potential for added volatility in our quarterly provision for income taxes and could have a significant adverse impact on our future income tax provision and tax rate.

Other countries also continue to consider changes to their tax laws that could negatively affect us by increasing taxes imposed on our international revenue streams, operations and cross-border transactions, including the imposition of taxes targeted at digital technology businesses and changes in withholding tax regimes. More fundamentally, longstanding international tax principles that determine each country’s right to tax cross-border transactions are being reconsidered, creating significant uncertainty as to the future level of corporate income tax on our international operations. This re-examination of the global tax system is driven by a perceived need to provide greater taxing rights to market jurisdictions where customers or users are located. Various measures are being discussed, including adjustments to the manner in which taxable profits are allocated among jurisdictions, as well as the limitation of deductions for, or the imposition of additional withholding taxes on, intercompany payments.

The foregoing proposals to raise U.S. corporate income taxes in combination with the uncertain international tax environment have upended the predictability and reliability of the global tax system. Our future income tax provision and tax rate could significantly increase if such tax law changes are enacted in the U.S. or in countries in which we do business. Our provision for income taxes also could be adversely affected by shifts of earnings from jurisdictions that have relatively lower statutory tax rates to those in which the rates are relatively higher. In addition, changes in the valuation of our deferred tax assets or liabilities could negatively impact our income tax provision.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.   We derive a substantial portion of our revenues from, and have significant operations, outside of the U.S. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, foreign currency-related regulations, competition regulations, anti-bribery laws and other laws prohibiting payments to governmental officials such as the U.S. Foreign Corrupt Practices Act (FCPA), market access regulations, tariffs, and import, export and general trade regulations, including but not limited to economic sanctions and embargos. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business, including the loss of trade privileges. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. These laws can require suspension or termination of business, including financial transactions, in certain countries, territories or with certain customers and any such action in the future could adversely affect our business, financial condition and results of operations. Compliance with these laws also requires a significant amount of management attention and effort, which may divert management’s attention from running our business operations and could harm our ability to grow our business, or may increase our expenses as we engage specialized or other additional resources to assist us with our compliance efforts.

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

The variety of risks and challenges listed above could also disrupt or otherwise negatively impact our supply chain operations and sales of our products and services in affected countries or regions.

As the majority shareholder of Oracle Financial Services Software Limited, a publicly traded company in India, and Oracle Corporation Japan, a publicly traded company in Japan, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control that we would otherwise have if these entities were wholly-owned subsidiaries.

Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, procurement regulations, governmental policy shifts, early termination of contracts, audits,

investigations, sanctions and penalties.   We derive revenues from contracts with the U.S. government, state and local governments, and foreign governments and are subject to procurement laws relating to the award, administration and performance of those contracts.

Governmental entities are variously pursuing policies that affect our ability to sell our products and services. Changes in government procurement policy, priorities, regulations, technology initiatives and/or requirements may negatively impact our potential for growth in the government sector. For example, the U.S. government imposes evolving cybersecurity requirements, including, for example, the FedRAMP authorization process and the Department of Defense (DoD) Cybersecurity Maturity Model Certification (CMMC).  These requirements may impact our lines of business in the U.S. federal government market. Compliance with these cybersecurity requirements is complex and costly, and failure to meet, or delays in meeting, the required security controls could limit our ability to sell products and services, directly or indirectly, to the DoD and other federal and state government entities that implement similar cybersecurity requirements.

We are also subject to early termination of our contracts. Many governmental entities have the right to terminate contracts at any time, without cause. For example, the U.S. federal government may terminate any of our government contracts and subcontracts at its convenience, or for default based on our performance.

U.S. federal, state and local government and foreign government contracts are generally subject to government funding authorizations/appropriations. Contracts may be terminated based upon a lack of government funds.

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

Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.   Some of our cloud and hardware operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used for these products, human health and safety, the use of certain chemical substances and the labor practices of suppliers, as well as local testing and labeling requirements. Compliance with these ever-changing environmental and other laws in a timely manner could increase our product design, development, procurement, manufacturing, delivery, cloud operations and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our cloud and hardware businesses. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products and services into one or more states or countries and result in a material adverse effect on the financial condition or results of operations of our cloud and hardware businesses. Regulatory, market, and competitive pressures regarding the greenhouse gas emissions and energy mix for our data center operations may also grow.

A significant portion of our hardware revenues come from international sales. Environmental legislation, such as the EU Directive on Restriction of Hazardous Substances (RoHS), the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive) and China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, among others, may increase our cost of doing business internationally and impact our hardware revenues from the EU, China and other countries with similar environmental legislation as we endeavor to comply with and implement these requirements. The UK Government has announced a procurement policy that includes environmental, social and economic sustainability measures.

The SEC requires public disclosure for registrants that use certain “conflict minerals” in their products. Our supply chain is multi-tiered, global and highly complex. As a provider of hardware end-products, we are several steps removed from the mining and smelting or refining of any conflict minerals in our supply chain. Accordingly, our ability to determine with certainty the origin and chain of custody of conflict minerals is limited.

We have an Environmental Steering Committee (ESC) comprised of senior individuals from a wide range of Oracle business units, including our Chief Sustainability Officer who reports to our Chief Executive Officer and oversees our overall sustainability strategy, including climate related risk mitigation. The ESC evaluates if climate or environmental risks have the potential for significant chronic or acute impact on our core and/or strategic business functions, including service delivery and support, product development and deployment, supply chain management, facility operations, employee recruitment and retention, or brand reputation. A failure by the ESC to identify and assess these risks could adversely affect our reputation, business, financial performance and growth.

We publish an annual Corporate Citizenship Report, which includes disclosure of our Environmental, Social and Governance (ESG) matters and goals. Our disclosures on these matters, and standards we set for ourselves or a failure to meet these standards, may potentially harm our reputation and brand. By electing to set and share publicly these corporate ESG standards, our business may also face increased scrutiny related to ESG activities.

Financial Risks

Our quarterly results of operations may fluctuate significantly based on a number of factors that make our results of operations difficult for us to predict.   Our revenues, particularly certain of our cloud license and on-premise license revenues and hardware revenues, can be difficult to forecast. A substantial portion of our cloud license, on-premise license and hardware contracts is completed in the latter part of a quarter, and a significant percentage of these is comprised of larger value orders. Because a significant portion of our cost structure is largely fixed in the short term, sales and revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large license transactions and, to a lesser extent, hardware products transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly sales, revenues and profitability to fall significantly short of our predictions. In addition, sudden shifts in regional or global economic activity, such as what we experienced initially at the outset of the COVID-19 pandemic, may cause our sales forecasts to be inaccurate.

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

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged to earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency exposures. We may suspend the program from time to time. As part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations are international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost-effective to hedge our foreign currency exposures, if our hedging efforts are ineffective, or should we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and any related fees paid to purchase such contracts, and other factors. All of these factors could materially impact our results of operations, financial position and cash flows.

We have incurred foreign currency losses associated with the devaluation of currencies in certain highly inflationary economies relative to the U.S. Dollar. We could incur future losses in emerging market countries where we do business should their currencies become designated as highly inflationary.

There are risks associated with our outstanding and future indebtedness.   As of May 31, 2021, we had an aggregate of $84.2 billion of outstanding indebtedness that will mature between calendar year 2021 and calendar year 2061, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Risks Related to Our Common Stock

Our stock price could become more volatile and your investment could lose value.   All of the factors discussed within this Risk Factors section could affect our stock price. The timing of announcements in the public market by us or by our competitors regarding new cloud services, products, product enhancements, technological advances, acquisitions or major transactions could also affect our stock price. Changes in the amounts and frequency of share repurchases or dividends could affect our stock price. Our stock price could also be affected by factors, some of which are beyond our control, including, among others: speculation in the press, social media and the analyst community, changes in recommendations or earnings related estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, negative analyst surveys or channel check surveys, earnings announcements where our financial results differ from our guidance or investors’ expectations, our credit ratings and market trends unrelated to our performance. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.   In fiscal 2021, our Board of Directors approved expansions of our stock repurchase program totaling $20.0 billion. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

General Risks

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

Macroeconomic developments such as the global economic effects resulting from the COVID-19 pandemic, the United Kingdom leaving the EU (Brexit), evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, international, regional or domestic political unrest and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, public health crises such as the COVID-19 pandemic, and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of cloud license and on-premise license, hardware and related services and, to a lesser extent, also may affect our renewal rates for license support and our subscription-based cloud offerings.

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

Our properties consist of owned and leased office facilities for sales, support, research and development, services, manufacturing, cloud operations and administrative and other functions. Our headquarters facility consists of approximately 0.9 million square feet in Austin, Texas, substantially all of which we own. We also own or lease other facilities for current use consisting of approximately 24.1 million square feet in various other locations in the U.S. and abroad. Approximately 3.9 million square feet, or 16%, of our total owned and leased space is sublet or is being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Our cloud operations deliver our Oracle Cloud Services through the use of global data centers, substantially all of which were leased through colocation suppliers. We believe that our facilities are in good condition and suitable for the conduct of our business.

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

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 8,100 stockholders of record as of May 31, 2021.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Program

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 10, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $20.0 billion. As of May 31, 2021, approximately $15.6 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2021—March 31, 2021	29.0	$68.95	29.0	$21,648.4
April 1, 2021—April 30, 2021	52.6	$76.00	52.6	$17,648.4
May 1, 2021—May 31, 2021	25.4	$78.92	25.4	$15,648.4
Total	107.0	$74.79	107.0

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2021, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2016 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/16	5/17	5/18	5/19	5/20	5/21
Oracle Corporation	100.0	114.7	119.9	132.0	142.8	212.5
S&P 500 Index	100.0	117.5	134.4	139.5	157.4	220.8
S&P Information Technology Index	100.0	133.8	171.6	179.1	247.9	353.6

Item 6.	Selected Financial Data

Omitted at registrant’s option.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our businesses and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition for fiscal 2021 compared to fiscal 2020. A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as filed with the SEC on June 22, 2020, which is available free of charge on the SEC’s website at www.sec.gov and on our Investor Relations website at www.oracle.com/investor.

Business Overview

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise deployments, cloud‑based deployments, and hybrid deployments (an approach that combines both on-premise and cloud‑based deployment) such as our Oracle Cloud@Customer offering (an instance of Oracle Cloud in a customer’s own data center). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Through our worldwide sales force and Oracle Partner Network, we sell to customers all over the world including businesses of many sizes, government agencies, educational institutions and resellers.

We have three businesses: cloud and license; hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of this Item 7 and the information contained within Item 1 Business and Note 15 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which include our Chief Executive Officer and Chief Technology Officer, view our operating results and allocate resources.

Impacts of the COVID-19 Pandemic on Oracle’s Business

For a discussion of the impacts on and risks to our business from COVID-19, please refer to “Impacts of the COVID-19 Pandemic on Oracle’s Business” included in Item 1 Business in this Annual Report, the risks included in Item 1A Risk Factors in this Annual Report and the information presented below in “Results of Operations” in this Item 7.

Cloud and License Business

Our cloud and license business, which represented 84% and 83% of our total revenues in fiscal 2021 and 2020, respectively, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings. Revenue streams included in our cloud and license business are:

•	Cloud services and license support revenues, which include:
o

license support revenues, which are earned by providing Oracle license support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications and infrastructure software licenses for use in cloud, on-premise and other IT environments. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. License support contracts are generally priced as a percentage of the net fees paid by the customer to purchase a cloud license and/or on-premise license; are generally billed in advance of the support services being performed; are generally renewed at the customer’s option; and are generally recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year; and
o

cloud services revenues, which provide customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, deploys, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. Oracle Cloud Services arrangements are generally billed in advance of the cloud services being performed; generally have durations of one to three years; are generally renewed at the customer’s option; and are generally recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time.

•

Cloud license and on-premise license revenues, which include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud-based, on-premise and other IT environments. Our cloud license and on-premise license transactions are generally perpetual in nature and are generally recognized as revenues up front at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point-in-time nature of revenue recognition for license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over the contractual terms. Cloud license and on-premise license customers have the option to purchase and renew license support contracts, as further described above.

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services and license support revenues relative to our cloud license and on-premise license revenues, hardware revenues and services revenues has increased and we expect this trend to continue. Cloud services and license support revenues represented 71%, 70% and 68% of our total revenues during fiscal 2021, 2020 and 2019, respectively.

Our cloud and license business’ revenue growth is affected by many factors, including the strength of general economic and business conditions; governmental budgetary constraints; the strategy for and competitive position of our offerings; the continued renewal of our cloud services and license support customer contracts by the customer contract base; substantially all customers continuing to purchase license support contracts in connection with their license purchases; the pricing of license support contracts sold in connection with the sales of licenses; the pricing, amounts and volumes of licenses and cloud services sold; our ability to manage Oracle Cloud capacity requirements to meet existing and prospective customer demand; and foreign currency rate fluctuations.

On a constant currency basis, we expect that our total cloud and license revenues generally will continue to increase due to:

•	expected growth in our cloud services and license support offerings; and
•	continued demand for our cloud license and on-premise license offerings.

We believe these factors should contribute to future growth in our cloud and license business’ total revenues, which should enable us to continue to make investments in research and development and our cloud operations to develop, improve, increase the capacity of and expand the geographic footprint of our cloud and license products and services.

Our cloud and license business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud and license business’ revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud and license business’ revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud services and license support contracts to the customer contract base that we generally recognize as revenues ratably or based upon customer usage over the respective contractual terms; the renewal of existing customers’ cloud services and license support contracts over the course of each fiscal year that we generally recognize as revenues ratably; and the historical upward trend of our cloud license and on-premise license revenues, which we generally recognize at a point in time upon delivery; in each case over those four quarterly periods.

Hardware Business

Our hardware business, which represented 8% and 9% of our total revenues in fiscal 2021 and 2020, respectively, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products such as Oracle Solaris. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

We generally expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and license business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs.

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by many factors, including our manufacturing partners’ abilities to timely manufacture or deliver a few large hardware transactions; our strategy for and the position of our hardware products relative to competitor offerings; customer demand for competing offerings, including cloud infrastructure offerings; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; and foreign currency rate fluctuations.

Services Business

Our services business, which represented 8% of our total revenues in each of fiscal 2021 and 2020, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the associated services for these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

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

Revenue Recognition

The most critical judgments required in applying ASC 606, Revenue Recognition from Customers, and our revenue recognition policy relate to the determination of distinct performance obligations and the evaluation of the standalone selling price (SSP) for each performance obligation.

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

We use historical sales transaction data and judgment, among other factors, in determining the SSP for products and services. For substantially all performance obligations except cloud licenses and on-premise licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices that are influenced by intense competition, changes in demand for our products and services, and economic factors, among others. Our cloud licenses and on-premise licenses have not historically been sold on a standalone basis, as substantially all customers elect to purchase license support contracts at the time of a license purchase. License support contracts are generally priced as a percentage of the net fees paid by the customer to purchase the license. We are unable to establish the SSP for our cloud licenses and on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a cloud license and an on-premise license included in a contract with multiple performance obligations is generally determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud license and on-premise license revenues.

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

If we cannot reasonably determine the fair value of a non-income tax related pre-acquisition contingency by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period or final determination of the net asset values for the business combination, whichever comes first, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

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

Results of Operations

Presentation of Operating Segment Results and Other Financial Information

In our fiscal 2021 compared to fiscal 2020 results of operations discussion below, we provide an overview of our total consolidated revenues, total consolidated operating expenses and total consolidated operating margin, all of which are presented on a GAAP basis. We also present a GAAP-based discussion below for substantially all of the other expense items as presented in our consolidated statements of operations that are not directly attributable to our three businesses.

In addition, we discuss below the fiscal 2021 compared to fiscal 2020 results of each of our three businesses—cloud and license, hardware and services—which are our operating segments as defined pursuant to ASC 280, Segment Reporting. The financial reporting for our three businesses that is presented below is presented in a manner that is consistent with that used by our CODMs. Our operating segment presentation below reflects revenues, direct costs and sales and marketing expenses that correspond to and are directly attributable to each of our three businesses. We also utilize these inputs to calculate and present a segment margin for each of our three businesses in the discussion below.

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

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating expenses or income, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 15 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before provision for income taxes as presented per our consolidated statements of operations for all periods presented.

We experienced COVID-19 related impacts to our business during fiscal 2021 and 2020. Certain of these historical impacts on our operating results are further discussed below. Any future impacts are currently unknown.

Separately, as described further below and in Notes 1 and 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report, we recorded a $2.3 billion non-recurring net deferred tax benefit during fiscal 2021 that related to a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2020, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2021 and 2020, our financial statements would reflect reported revenues of $1.19 million in fiscal 2021 (using 1.19 as the month-end average exchange rate for the period) and $1.10 million in fiscal 2020 (using 1.10 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2021 results using the fiscal 2020 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Total Revenues by Geography:
Americas	$21,828	1%	2%	$21,563
EMEA(1)	11,894	8%	2%	11,035
Asia Pacific	6,757	4%	1%	6,470
Total revenues	40,479	4%	2%	39,068
Total Operating Expenses	25,266	0%	-1%	25,172
Total Operating Margin	$15,213	9%	6%	$13,896
Total Operating Margin %	38%			36%
% Revenues by Geography:
Americas	54%			55%
EMEA	29%			28%
Asia Pacific	17%			17%
Total Revenues by Business:
Cloud and license	$34,099	5%	3%	$32,519
Hardware	3,359	-2%	-4%	3,443
Services	3,021	-3%	-5%	3,106
Total revenues	$40,479	4%	2%	$39,068
% Revenues by Business:
Cloud and license	84%			83%
Hardware	8%			9%
Services	8%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased in fiscal 2021. The constant currency increase in our cloud and license business’ revenues during fiscal 2021 was offset by decreases in our hardware business’ revenues and services business’ revenues. The constant currency increase in our cloud and license business’ revenues during fiscal 2021 relative to fiscal 2020 was attributable to growth in our cloud services and license support revenues and growth in our cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services. The constant currency decrease in our hardware business’ revenues during fiscal 2021 relative to fiscal 2020 was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies and the de-emphasis of our sales and marketing efforts for certain of our  non-strategic hardware products and related support services. The constant currency decrease in our services business’ revenues during fiscal 2021 relative to fiscal 2020 was primarily attributable to a decline in our consulting revenues. All three of our businesses’ revenues were adversely impacted during fiscal 2021 and 2020 due to the effects of the COVID-19 pandemic and some of these effects may continue into fiscal 2022. While we expect these effects to be temporary, the impacts of COVID-19 for future periods are unknown. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 54%, 39% and 7%, respectively, to the growth in our total revenues during fiscal 2021.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses decreased during fiscal 2021 relative to fiscal 2020 primarily due to lower sales and marketing expenses, lower hardware expenses and lower services expenses, all of which were primarily attributable to lower headcount and a reduction in certain variable expenditures as further described below. In addition, we also incurred lower amortization of intangible assets during fiscal 2021. These constant currency expense decreases were partially offset by certain constant currency expense increases during fiscal 2021, primarily: higher cloud services and license support expenses, which increased primarily due to higher infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher research and development and general and administrative expenses, each of which increased primarily due to higher employee related expenses; higher acquisition related and other expenses, which increased primarily due to certain right-of-use assets and other assets that were abandoned in connection with plans to improve our cost structure and operations; and higher restructuring expenses, which increased due to actions taken during fiscal 2021 pursuant to the Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). During fiscal 2021 and 2020, we curtailed a number of variable expenditures across all of our lines of businesses and functions including employee travel expenses and marketing expenses, among others, primarily in response to COVID-19. We expect certain of these expenses may normalize in future periods provided global economic and health conditions improve.

In constant currency, our total operating margin and total operating margin as a percentage of total revenues increased in fiscal 2021 due to higher total revenues and lower total operating expenses. In fiscal 2022, we expect to accelerate our investments primarily in our cloud and license business. We expect fiscal 2022 total expenses growth to exceed total revenues growth and, as a result, our fiscal 2022 total operating margin as a percentage of total revenues to be modestly lower relative to fiscal 2021.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Year Ended May 31,
(in millions)	2021	2020
Cloud services and license support deferred revenues(1)	$2	$4
Amortization of intangible assets(2)	1,379	1,586
Acquisition related and other(3)	138	56
Restructuring(4)	431	250
Stock-based compensation, operating segments(5)	513	436
Stock-based compensation, R&D and G&A(5)	1,324	1,154
Income tax effects(6)	(3,408)	(939)
	$379	$2,547

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of May 31, 2021, estimated future amortization related to intangible assets was as follows (in millions):

Fiscal 2022	$1,122
Fiscal 2023	698
Fiscal 2024	453
Fiscal 2025	123
Fiscal 2026	24
Thereafter	10
Total intangible assets, net	$2,430
(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during fiscal 2021 and 2020 primarily related to employee severance in connection with our 2019 Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses” and in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(5)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2021	2020
Cloud services and license support	$134	$110
Hardware	11	11
Services	55	54
Sales and marketing	313	261
Stock-based compensation, operating segments	513	436
Research and development	1,188	1,035
General and administrative	136	119
Total stock-based compensation	$1,837	$1,590
(6)

For fiscal 2021, the applicable jurisdictional tax rates applied to our income before provision for income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, and after excluding a $2.3 billion tax benefit arising from the increase of a deferred tax asset associated with a partial realignment of our legal entity structure and any related deferred tax expense (refer to Notes 1 and 14 in our consolidated financial statements included elsewhere in this Annual Report for additional information), resulted in an effective tax rate of 15.9%, instead of (5.7%), which represented our effective tax rate as derived per our consolidated statement of operations. For fiscal 2020, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, resulted in an effective tax rate of 18.4%, instead of 16.0%, which represented our effective tax rate as derived per our consolidated statement of operations.

Cloud and License Business

Our cloud and license business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle license support offerings; Oracle cloud services offerings; and Oracle cloud license and on-premise license offerings. License support revenues are typically generated through the sale of license support contracts related to cloud licenses and on-premise licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, deploy, host, manage and support. Revenues for our cloud services are generally recognized over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings, and marketing program costs.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Cloud and License Revenues:
Americas(1)	$18,783	3%	3%	$18,314
EMEA	9,928	10%	4%	9,058
Asia Pacific	5,390	5%	1%	5,151
Total revenues(1)	34,101	5%	3%	32,523
Expenses:
Cloud services and license support(2)	4,133	9%	7%	3,803
Sales and marketing(2)	6,799	-5%	-6%	7,159
Total expenses(2)	10,932	0%	-2%	10,962
Total Margin	$23,169	7%	5%	$21,561
Total Margin %	68%			66%
% Revenues by Geography:
Americas	55%			56%
EMEA	29%			28%
Asia Pacific	16%			16%
Revenues by Offerings:
Cloud services and license support(1)	$28,702	5%	3%	$27,396
Cloud license and on-premise license	5,399	5%	2%	5,127
Total revenues(1)	$34,101	5%	3%	$32,523
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support(1)	$11,713	6%	5%	$11,019
Infrastructure cloud services and license support(1)	16,989	4%	2%	16,377
Total cloud services and license support revenues(1)	$28,702	5%	3%	$27,396

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

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in fiscal 2021 relative to fiscal 2020 due to growth in our cloud services and license support revenues and cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support for which we delivered such cloud and support services during fiscal 2021. The growth in our cloud and license business’ revenues were adversely impacted during fiscal 2021 and 2020 due to the COVID-19 pandemic, and the impacts of COVID-19 for future periods are unknown. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 57%, 38% and 5%, respectively, of the constant currency revenue growth for this business in fiscal 2021.

In constant currency, our total cloud and license business’ expenses decreased in fiscal 2021 compared to fiscal 2020 due to lower sales and marketing expenses, which decreased primarily due to lower employee related expenses and our curtailment of variable expenditures, including lower employee travel expenses and lower marketing expenses, primarily in response to COVID-19. These constant currency expense decreases were partially offset by higher cloud services and license support expenses during fiscal 2021, which were primarily attributable to higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues. Our cloud services and license support expenses have grown in recent periods and, in fiscal 2022, we expect this growth to accelerate as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total margin and total margin as a percentage of revenues increased in fiscal 2021 compared to fiscal 2020 due to the fiscal 2021 increases in total revenues and the decreases in total expenses for this business.

Hardware Business

Our hardware business’ revenues are generated from the sales of our Oracle Engineered Systems, server, storage, and industry-specific hardware offerings. The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and that are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Hardware Revenues:
Americas	$1,650	-6%	-6%	$1,758
EMEA	989	-1%	-4%	998
Asia Pacific	720	5%	1%	687
Total revenues	3,359	-2%	-4%	3,443
Expenses:
Hardware products and support(1)	945	-13%	-14%	1,084
Sales and marketing(1)	388	-15%	-16%	456
Total expenses(1)	1,333	-13%	-14%	1,540
Total Margin	$2,026	6%	5%	$1,903
Total Margin %	60%			55%
% Revenues by Geography:
Americas	49%			51%
EMEA	30%			29%
Asia Pacific	21%			20%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Our constant currency hardware revenues declined in fiscal 2021 relative to fiscal 2020 primarily due to our continued emphasis on the marketing and sale of our growing cloud-based infrastructure technologies and the de-

emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services, the net impact of which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Our hardware business’ revenues were also adversely impacted during fiscal 2021 and 2020 by the unfavorable economic effects caused by COVID-19. Geographically, we experienced constant currency revenue declines in all regions during fiscal 2021, other than Asia Pacific.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in fiscal 2021 compared to fiscal 2020 primarily due to lower hardware product expenses, lower hardware support costs and lower sales and marketing costs, all of which aligned to lower hardware revenues.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues increased in fiscal 2021 compared to fiscal 2020 primarily due to lower total expenses for this business.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Services Revenues:
Americas	$1,397	-7%	-6%	$1,496
EMEA	977	0%	-5%	979
Asia Pacific	647	2%	-1%	631
Total revenues	3,021	-3%	-5%	3,106
Total Expenses(1)	2,393	-10%	-12%	2,656
Total Margin	$628	39%	37%	$450
Total Margin %	21%			14%
% Revenues by Geography:
Americas	46%			48%
EMEA	32%			32%
Asia Pacific	22%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased in fiscal 2021 relative to fiscal 2020 primarily due to a decline in our consulting revenues. Our services business revenues were also adversely impacted during fiscal 2021 and 2020 by the impacts of COVID-19, including the impacts of consulting project delays due to customer resource constraints and in-person meeting restrictions imposed by certain jurisdictions. In addition, we incurred lower billable travel expenses and lower billable sub-contractor expenses for which we would have been reimbursed by our customers, which reduced the amount of revenues and expenses we reported for our services business during fiscal 2021 and 2020. Geographically, we experienced constant currency revenue declines in all regions during fiscal 2021.

In constant currency, total services expenses decreased in fiscal 2021 compared to fiscal 2020 primarily due to lower employee related costs caused by lower headcount in addition to lower travel and sub-contractor expenses as described above.

In constant currency, total margin and total margin as a percentage of total services revenues increased during fiscal 2021 relative to fiscal 2020 due to lower total expenses for this business.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Research and development(1)	$5,339	6%	6%	$5,032
Stock-based compensation	1,188	15%	15%	1,035
Total expenses	$6,527	8%	7%	$6,067
% of Total Revenues	16%			15%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased in fiscal 2021 compared to fiscal 2020 primarily due to higher fiscal 2021 employee related expenses including higher salary expenses due to increased headcount, higher variable compensation expenses and higher stock-based compensation expenses. These constant currency expense increases were partially offset by lower travel expenses during fiscal 2021 primarily due to the impacts of COVID-19.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
General and administrative(1)	$1,118	5%	5%	$1,062
Stock-based compensation	136	15%	15%	119
Total expenses	$1,254	6%	6%	$1,181
% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses increased in fiscal 2021 compared to fiscal 2020 primarily due to certain higher employee related expenses including higher variable compensation expenses and higher stock-based compensation expenses. These increases were partially offset by lower salary expenses due to lower headcount, and by lower travel expenses and certain other variable expense curtailments that we implemented during fiscal 2021 primarily due to the impacts of COVID-19. In addition, general and administrative expenses during fiscal 2021 were unfavorably affected in comparison to the prior year due to a $29 million litigation related benefit that reduced our expenses during fiscal 2020.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Developed technology	$621	-21%	-22%	$789
Cloud services and license support agreements and related relationships	669	-1%	-2%	676
Other	89	-27%	-27%	121
Total amortization of intangible assets	$1,379	-13%	-14%	$1,586

Amortization of intangible assets decreased in fiscal 2021 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by a smaller amount of additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Transitional and other employee related costs	$5	-58%	-59%	$12
Business combination adjustments, net	4	*	*	(7)
Other, net	129	153%	152%	51
Total acquisition related and other expenses	$138	147%	145%	$56

*	Not meaningful

On a constant currency basis, acquisition related and other expenses increased during fiscal 2021 due to higher other expenses, net which primarily related to certain facilities-related right-of-use assets and certain other assets that were abandoned in connection with plans to improve our cost structure and operations during fiscal 2021.

Restructuring Expenses: Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies and/or other strategic initiatives. Restructuring expenses consist of employee severance costs and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Restructuring expenses	$431	73%	66%	$250

Restructuring expenses in fiscal 2021 and 2020 primarily related to our 2019 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by our 2019 Restructuring Plan were effected to implement our continued emphasis in developing, marketing and selling our cloud-based offerings. These initiatives impacted certain of our sales and marketing and research and development operations. Certain of the cost savings realized pursuant to our 2019 Restructuring Plan initiatives were offset by investments in resources and geographies that better address the development, marketing, sale and delivery of our cloud‑based offerings including investments in our second‑generation cloud infrastructure.

Interest Expense:

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Interest expense	$2,496	25%	25%	$1,995

Interest expense increased in fiscal 2021 compared to fiscal 2020 substantially due to higher average borrowings resulting from our issuance of $15.0 billion of senior notes in March 2021 and $20.0 billion of senior notes in March 2020.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Interest income	$101	-81%	-81%	$527
Foreign currency losses, net	(112)	-40%	-45%	(185)
Noncontrolling interests in income	(180)	10%	10%	(164)
Other, net	473	*	*	(16)
Total non-operating income, net	$282	74%	95%	$162

*	Not meaningful

Our non-operating income, net increased in fiscal 2021 compared to fiscal 2020 primarily due to higher other income, net that primarily resulted from a $299 million unrealized investment gain for certain non-marketable securities due to an observable price change and a $193 million unrealized investment gain associated with certain marketable equity securities that we held for certain employee benefit plans and classified as trading, and for which an equal and offsetting amount was recorded to our operating expenses during the same period. These increases in non-operating income, net were partially offset by lower interest income that we recognized in fiscal 2021, which was caused by lower average interest rates that were applicable to our cash, cash equivalent and marketable securities balances.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Benefit from (provision for) income taxes	$747	*	*	$(1,928)
Effective tax (benefit) expense rate	(5.7%)			16.0%

*	Not meaningful

We recognized a benefit from income taxes in fiscal 2021 in comparison to income tax expense in fiscal 2020 primarily due to the favorable impact of a $2.3 billion net tax benefit arising from an increase in a net deferred tax asset associated with a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights in fiscal 2021 and, to a lesser extent, a net change in unrecognized tax benefits due to settlements with tax authorities and an increase in excess tax benefits related to stock-based compensation expense, partially offset by an unfavorable jurisdictional mix of earnings and higher pre-tax income in fiscal 2021.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2021	Change	2020
Working capital	$31,403	-10%	$34,940
Cash, cash equivalents and marketable securities	$46,554	8%	$43,057

Working capital: The decrease in working capital as of May 31, 2021 in comparison to May 31, 2020 was primarily due to cash used for repurchases of our common stock, the reclassification of $8.3 billion of long-term senior notes as current liabilities, cash used to pay dividends to our stockholders and cash used for capital expenditures during fiscal 2021. These unfavorable impacts were partially offset by our issuance of $15.0 billion of long-term senior notes in March 2021 (refer to Recent Financing Activities below for additional information), the favorable impacts to our net current assets resulting from our net income during fiscal 2021 and cash proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2021 in comparison to May 31, 2020 was primarily due to cash inflows generated by our issuance of $15.0 billion of long-term senior notes in March 2021, cash inflows generated by our operations and cash inflows from stock option exercises during fiscal 2021. These cash inflows during fiscal 2021 were partially offset by certain cash outflows, primarily $20.9 billion for settled repurchases of our common stock, payments of cash dividends to our stockholders, the repayment of $2.6 billion related to our borrowings, and cash used for capital expenditures.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss (AOCL) in our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report). As the U.S. Dollar generally weakened against certain major international currencies during fiscal 2021, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased on a net basis as of May 31, 2021 relative to what we would have reported using constant currency rates from the May 31, 2020 balance sheet date.

	Year Ended May 31,
(Dollars in millions)	2021	Change	2020
Net cash provided by operating activities	$15,887	21%	$13,139
Net cash (used for) provided by investing activities	$(13,098)	*	$9,843
Net cash used for financing activities	$(10,378)	69%	$(6,132)

*	Not meaningful

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

Net cash provided by operating activities increased during fiscal 2021 compared to fiscal 2020 primarily due to higher net income, higher cash collections from customers, a portion of which were previously delayed due to the global economic effects that resulted from COVID-19, and certain other cash favorable working capital changes, in each case in fiscal 2021 relative to fiscal 2020.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities was $13.1 billion during fiscal 2021 in comparison to net cash provided by investing activities of $9.8 billion during fiscal 2020. Net cash used for investing activities during fiscal 2021 primarily resulted from an increase in cash used for the purchases of marketable securities and other investments and an increase in capital expenditures, partially offset by an increase in cash proceeds from sales and maturities of marketable securities and other investments, in each case during fiscal 2021 relative to fiscal 2020. In fiscal 2022, we expect our capital expenditures could nearly double relative to fiscal 2021, primarily to increase data center capacities and geographic locations to meet current and expected customer demand for our cloud services.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities during fiscal 2021 increased compared to fiscal 2020 primarily due to lower proceeds from the issuance of senior notes and higher stock repurchases, partially offset by lower debt repayments and higher cash proceeds from stock option exercises, in each case during fiscal 2021 in comparison to fiscal 2020.

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

	Year Ended May 31,
(Dollars in millions)	2021	Change	2020
Net cash provided by operating activities	$15,887	21%	$13,139
Capital expenditures	(2,135)	37%	(1,564)
Free cash flow	$13,752	19%	$11,575
Net income	$13,746		$10,135
Free cash flow as percent of net income	100%		114%

Long-Term Customer Financing: We offer certain of our customers the option to acquire licenses, cloud services, hardware and other services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $941 million in fiscal 2021 and $1.0 billion in each of fiscal 2020 and 2019 of our cloud license and on-premise license revenues.

Recent Financing Activities:

Cash Dividends:   In fiscal 2021, we declared and paid cash dividends of $1.04 per share that totaled $3.1 billion. In June 2021, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock payable on July 29, 2021 to stockholders of record as of the close of business on July 15, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Senior Notes: In March 2021, we issued $15.0 billion of senior notes comprised of the following:

•	$2.75 billion of 1.65% senior notes due March 2026;
•	$2.00 billion of 2.30% senior notes due March 2028;
•	$3.25 billion of 2.875% senior notes due March 2031;
•	$2.25 billion of 3.65% senior notes due March 2041;
•	$3.25 billion of 3.95% senior notes due March 2051; and
•	$1.50 billion of 4.10% senior notes due March 2061.

We issued the senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of indebtedness and future acquisitions. Additionally, in fiscal 2021, we repaid $1.0 billion and €1.25 billion of senior notes pursuant to their terms. Additional details regarding our senior notes are included in Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Common Stock Repurchase Program:   Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 10, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $20.0 billion. As of May 31, 2021, approximately $15.6 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 329.2 million shares for $21.0 billion, 361.0 million shares for $19.2 billion, and 733.8 million shares for $36.0 billion in fiscal 2021, 2020 and 2019, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases and pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:   Our largest contractual obligations as of May 31, 2021 consisted of:

•	principal payments related to our senior notes and other borrowings that are included in our consolidated balance sheet and the related periodic interest payments;
•	routine tax payments including those that are payable pursuant to the transition tax under the U.S. Tax Cuts and Jobs Act of 2017 that are included in our consolidated balance sheet;
•	operating lease liabilities that are included in our consolidated balance sheet; and
•	other contractual commitments associated with agreements that are enforceable and legally binding.

In addition, as of May 31, 2021, we had $8.5 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, the nature of which is uncertain with respect to settlement or release with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2022. We are involved in claims and legal proceedings, which are inherently uncertain with respect to outcomes, estimates and assumptions that we make as of each reporting period, are inherently unpredictable, and many aspects are out of our control. Notes 7, 11, 14 and 17 of

Notes to Consolidated Financial Statements included elsewhere in this Annual Report include additional information regarding our contractual obligations and contingencies.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2018 has been a weighted-average annualized rate of 1.0% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and stock options are exercised. Of the outstanding stock options at May 31, 2021, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of May 31, 2021, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 7.7%.

During fiscal 2021, the Compensation Committee of the Board of Directors reviewed and approved the annual organization-wide stock-based award grants to selected employees; all stock-based award grants to senior officers; and any individual grant of restricted stock units of 62,500 or greater. Each member of a separate executive officer committee, referred to as the Plan Committee, was allocated a fiscal 2021 equity budget that could be used throughout the fiscal year to grant equity within his or her organization, subject to certain limitations established by the Compensation Committee.

Restricted stock-based award and stock option activity from June 1, 2018 through May 31, 2021 is summarized as follows (shares in millions):

Restricted stock-based awards and stock options outstanding at May 31, 2018	393
Restricted stock-based awards and stock options granted	164
Restricted stock-based awards vested and issued and stock options exercised	(267)
Forfeitures, cancellations and other, net	(73)
Restricted stock-based awards and stock options outstanding at May 31, 2021	217
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations	31
Weighted-average annualized stock repurchases	(475)
Shares outstanding at May 31, 2021	2,814
Basic weighted-average shares outstanding from June 1, 2018 through May 31, 2021	3,263
Restricted stock-based awards and stock options outstanding as a percent of shares outstanding at May 31, 2021	7.7%
Total restricted stock-based awards and in the money stock options outstanding (based on the closing price of our common stock on the last trading day of fiscal 2021) as a percent of shares outstanding at May 31, 2021	7.7%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2018 through May 31, 2021	1.0%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2018 through May 31, 2021	-13.6%

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities were $46.6 billion and $43.1 billion as of May 31, 2021 and 2020, respectively. Our bank deposits are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk and certain other risks. In addition, as of May 31, 2021, substantially all of our marketable securities were high quality, fixed-rate debt securities and had maturity dates within one year (a description of the types of marketable securities held as of May 31, 2021 and 2020 is included in Notes 3 and 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” above). The market values of our fixed-rate marketable securities investments are adversely impacted as interest rates increase. Due in part to these factors, we may realize losses if we sell securities prior to their scheduled maturities that declined in market value due to changes in interest rates. However, because we classify substantially all of our investments in debt securities as available-for-sale and record changes in their fair values to AOCL on our consolidated balance sheets, no gains or losses are recognized in our earnings due to market changes in interest rates unless such securities are sold prior to their scheduled maturities or the declines in fair values are due to expected credit loss. We generally do not use our marketable debt securities investments for trading purposes.

Borrowings and Related Fair Value Hedges

Our total borrowings were $84.2 billion as of May 31, 2021, consisting of $84.1 billion of fixed-rate borrowings and $113 million of other borrowings, compared to $71.6 billion as of May 31, 2020, consisting of $71.5 billion of fixed-rate borrowings and $113 million of other borrowings. With the exception of those senior notes for which we have corresponding fair value hedges that are recorded at their fair values as of each reporting period and discussed further below, we record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes or our consolidated financial statements.

As of May 31, 2021, we held certain interest rate and cross-currency interest rate swap agreements that have the economic effect of modifying the fixed-interest rate obligations associated with certain of our senior notes to variable interest rate obligations based on LIBOR that we have designated as fair value hedges, among certain other effects. Consequently, these swap agreements are recorded at their fair values at each reporting period and incur gains and losses due to changes in market interest rates but are substantially offset by the corresponding losses and gains on the related senior notes for which the swap agreements pertained. By entering into these swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in interest rates affected the interest expense that we recognized in our consolidated statements of operations and the values that we report for these instruments as of each reporting date. Additional details regarding our senior notes and related swap agreements are included in Notes 7 and 10 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report. We do not use these swap arrangements for trading purposes.

Currency Risk

Foreign Currency Translation Risk

As described under “Constant Currency Presentation” above, our international operations have provided and are expected to continue to provide a significant portion of our consolidated revenues and expenses that we report in U.S. Dollars. As a result, our consolidated revenues and expenses are affected and will continue to be affected by changes in the U.S. Dollar against major foreign currencies. Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. In particular, the strengthening of the U.S. Dollar generally will reduce the reported amount of our foreign-denominated cash, cash equivalents, marketable securities, total revenues and total expense that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period.

Foreign Currency Transaction Risk

We transact business in various foreign currencies. Our principal currency exposures include the Euro, Japanese Yen, Saudi Arabian Riyal, Indian Rupee and British Pound. Our foreign currency exposures primarily arise from various intercompany transactions. We have established a program that primarily utilizes foreign currency forward contracts to offset the risks that arise from the aforementioned transactions. Under this program, our strategy is to enter into foreign currency forward contracts for major currencies in which we have an exposure so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts which mitigate the risks and volatility associated with our foreign currency transactions. We may suspend this program from time to time. Our foreign currency forward contracts are generally short-term in duration and we do not use them for trading purposes.

We realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts, and we also incur costs to enter into these foreign currency forward contracts, substantially all of which are included in non-operating income, net in our consolidated financial statements. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. Furthermore, as a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, in which the amounts and timing are unknown. Refer to Notes 1 and 10 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional details about our foreign currency forward contracts.

Sensitivity Analysis

The following table sets forth the hypothetical potential losses that we consider to be the most material to the fair values of our interest rate and currency influenced holdings, including associated derivatives, or future earnings resulting from hypothetical changes in relevant market rates as of or for the reporting periods below:

			Year Ended May 31,
(in millions)	Hypothetical Change	Impact	2021	2020
Interest rate risk:
Marketable securities	50 basis points increase in interest rates	Fair values	$(23)	$(15)
Interest rate swap and cross-currency interest rate swap agreements	100 basis points increase in interest rates	Fair values	$(37)	$(63)
Interest rate swap and cross-currency interest rate swap agreements	100 basis points increase in interest rates	Earnings	$(24)	$(24)
Foreign currency risk:
Total revenues	10% decrease in foreign exchange rates	Earnings	$(2,061)	$(1,942)
Cash, cash equivalents and marketable securities	10% decrease in foreign exchange rates	Fair values	$(650)	$(491)

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our management’s evaluation (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this report, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures were effective as of May 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive and Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2021 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2021. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders (2021 Proxy Statement) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct,” and “Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2021 Proxy Statement under the sections entitled “Board of Directors—Director Compensation,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2021 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2021 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2021 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oracle Corporation (the Company) as of May 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2021, the related notes and the financial statement schedule listed in the Index at Item 15(a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 21, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The audit of the Company’s accounting for and disclosure of legal contingencies was highly subjective and required significant judgment in assessing the Company’s evaluation of the probability of a loss, and the estimated amount or range of loss.  These judgments were impacted by uncertainties related to the ultimate outcome of the legal contingencies, the status of the litigation or the appeals processes, and the status of any settlement discussions associated with the legal contingencies.

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

Income Tax – Uncertain tax positions
Description of the matter

As discussed in Note 14 of the financial statements, the Company recognizes uncertain tax positions and measures unrecognized tax benefits related to various domestic and foreign matters. As of May 31, 2021, the total amount of unrecognized tax benefits was $6.9 billion, of which $4.4 billion, if recognized would impact the Company’s effective tax rate. The Company uses significant judgment in the accounting for uncertain tax positions including the interpretation and application of tax laws and legal rulings in various jurisdictions.

Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions was complex, involved significant judgment, and was based on interpretations of tax laws and legal rulings.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over management’s process for interpretation of tax laws and legal rulings, as well as development of the assumptions and estimates used in the measurement of uncertain tax positions.

To test management’s assessment of which uncertain tax positions are more likely than not to be sustained, we performed audit procedures that included, among others reading and evaluating management’s assumptions and analysis, including any communications with taxing authorities that detailed the basis and technical merits of the uncertain tax positions. We involved our tax subject matter professionals in assessing the technical merits of certain tax positions based on our knowledge of relevant tax laws and experience with related taxing authorities.

In addition, we also evaluated the Company’s disclosures in relation to these matters included in Note 14 of the financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Jose, California

June 21, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oracle Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Oracle Corporation as of May 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2021, the related notes, and the financial statement schedule listed in the Index at Item 15(a) 2 and our report dated June 21, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

June 21, 2021

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2021 and 2020

	May 31,
(in millions, except per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$30,098	$37,239
Marketable securities	16,456	5,818
Trade receivables, net of allowances for doubtful accounts of $373 and $409 as of May 31, 2021 and May 31, 2020, respectively	5,409	5,551
Prepaid expenses and other current assets	3,604	3,532
Total current assets	55,567	52,140
Non-current assets:
Property, plant and equipment, net	7,049	6,244
Intangible assets, net	2,430	3,738
Goodwill, net	43,935	43,769
Deferred tax assets	13,636	3,252
Other non-current assets	8,490	6,295
Total non-current assets	75,540	63,298
Total assets	$131,107	$115,438
LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$8,250	$2,371
Accounts payable	745	637
Accrued compensation and related benefits	2,017	1,453
Deferred revenues	8,775	8,002
Other current liabilities	4,377	4,737
Total current liabilities	24,164	17,200
Non-current liabilities:
Notes payable and other borrowings, non-current	75,995	69,226
Income taxes payable	12,345	12,463
Deferred tax liabilities	7,864	41
Other non-current liabilities	4,787	3,791
Total non-current liabilities	100,991	85,521
Commitments and contingencies
Oracle Corporation stockholders' equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,814 shares and 3,067 shares as of May 31, 2021 and 2020, respectively	26,533	26,486
Accumulated deficit	(20,120)	(12,696)
Accumulated other comprehensive loss	(1,175)	(1,716)
Total Oracle Corporation stockholders' equity	5,238	12,074
Noncontrolling interests	714	643
Total equity	5,952	12,717
Total liabilities and equity	$131,107	$115,438

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2021, 2020 and 2019

	Year Ended May 31,
(in millions, except per share data)	2021	2020	2019
Revenues:
Cloud services and license support	$28,700	$27,392	$26,707
Cloud license and on-premise license	5,399	5,127	5,855
Hardware	3,359	3,443	3,704
Services	3,021	3,106	3,240
Total revenues	40,479	39,068	39,506
Operating expenses:
Cloud services and license support(1)	4,353	4,006	3,782
Hardware(1)	972	1,116	1,360
Services	2,530	2,816	2,853
Sales and marketing(1)	7,682	8,094	8,509
Research and development	6,527	6,067	6,026
General and administrative	1,254	1,181	1,265
Amortization of intangible assets	1,379	1,586	1,689
Acquisition related and other	138	56	44
Restructuring	431	250	443
Total operating expenses	25,266	25,172	25,971
Operating income	15,213	13,896	13,535
Interest expense	(2,496)	(1,995)	(2,082)
Non-operating income, net	282	162	815
Income before benefit from (provision for) income taxes	12,999	12,063	12,268
Benefit from (provision for) income taxes	747	(1,928)	(1,185)
Net income	$13,746	$10,135	$11,083
Earnings per share:
Basic	$4.67	$3.16	$3.05
Diluted	$4.55	$3.08	$2.97
Weighted average common shares outstanding:
Basic	2,945	3,211	3,634
Diluted	3,022	3,294	3,732

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2021, 2020 and 2019

	Year Ended May 31,
(in millions)	2021	2020	2019
Net income	$13,746	$10,135	$11,083
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	479	(78)	(149)
Net unrealized gains (losses) on defined benefit plans	71	(79)	(70)
Net unrealized (losses) gains on marketable securities	(1)	91	332
Net unrealized losses on cash flow hedges	(8)	(22)	(52)
Total other comprehensive income (loss), net	541	(88)	61
Comprehensive income	$14,287	$10,047	$11,144

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2021, 2020 and 2019

	Common Stock and Additional Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Oracle Corporation Stockholders' Equity
(in millions, except per share data)	Number of Shares	Amount				Noncontrolling Interests	Total Equity
Balances as of May 31, 2018	3,997	$28,950	$19,111	$(1,689)	$46,372	$501	$46,873
Cumulative-effect of accounting change	—	—	(110)	—	(110)	—	(110)
Common stock issued under stock-based compensation plans	103	2,033	—	—	2,033	—	2,033
Common stock issued under stock purchase plans	2	122	—	—	122	—	122
Assumption of stock-based compensation plan awards in connection with acquisitions	—	8	—	—	8	—	8
Stock-based compensation	—	1,653	—	—	1,653	—	1,653
Repurchases of common stock	(734)	(5,354)	(30,646)	—	(36,000)	—	(36,000)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(9)	(503)	—	—	(503)	—	(503)
Cash dividends declared ($0.81 per share)	—	—	(2,932)	—	(2,932)	—	(2,932)
Other, net	—	—	(2)	—	(2)	(69)	(71)
Other comprehensive income (loss), net	—	—	—	61	61	(6)	55
Net income	—	—	11,083	—	11,083	152	11,235
Balances as of May 31, 2019	3,359	26,909	(3,496)	(1,628)	21,785	578	22,363
Common stock issued under stock-based compensation plans	78	1,470	—	—	1,470	—	1,470
Common stock issued under stock purchase plans	2	118	—	—	118	—	118
Stock-based compensation	—	1,590	—	—	1,590	—	1,590
Repurchases of common stock	(361)	(2,932)	(16,268)	—	(19,200)	—	(19,200)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(11)	(665)	—	—	(665)	—	(665)
Cash dividends declared ($0.96 per share)	—	—	(3,070)	—	(3,070)	—	(3,070)
Other, net	—	(4)	3	—	(1)	(94)	(95)
Other comprehensive loss, net	—	—	—	(88)	(88)	(5)	(93)
Net income	—	—	10,135	—	10,135	164	10,299
Balances as of May 31, 2020	3,067	26,486	(12,696)	(1,716)	12,074	643	12,717
Common stock issued under stock-based compensation plans	86	1,658	—	—	1,658	—	1,658
Common stock issued under stock purchase plans	2	128	—	—	128	—	128
Stock-based compensation	—	1,837	—	—	1,837	—	1,837
Repurchases of common stock	(329)	(2,893)	(18,107)	—	(21,000)	—	(21,000)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(12)	(666)	—	—	(666)	—	(666)
Cash dividends declared ($1.04 per share)	—	—	(3,063)	—	(3,063)	—	(3,063)
Other, net	—	(17)	—	—	(17)	(111)	(128)
Other comprehensive income, net	—	—	—	541	541	2	543
Net income	—	—	13,746	—	13,746	180	13,926
Balances as of May 31, 2021	2,814	$26,533	$(20,120)	$(1,175)	$5,238	$714	$5,952

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2021, 2020 and 2019

	Year Ended May 31,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$13,746	$10,135	$11,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,537	1,382	1,230
Amortization of intangible assets	1,379	1,586	1,689
Allowances for doubtful accounts receivable	192	245	190
Deferred income taxes	(2,425)	(851)	(1,191)
Stock-based compensation	1,837	1,590	1,653
Other, net	(39)	239	157
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in trade receivables, net	141	(690)	(272)
Decrease in prepaid expenses and other assets	622	665	261
Decrease in accounts payable and other liabilities	(23)	(496)	(102)
Decrease in income taxes payable	(1,485)	(444)	(453)
Increase (decrease) in deferred revenues	405	(222)	306
Net cash provided by operating activities	15,887	13,139	14,551
Cash flows from investing activities:
Purchases of marketable securities and other investments	(37,982)	(5,731)	(1,400)
Proceeds from maturities of marketable securities	26,024	4,687	12,681
Proceeds from sales of marketable securities and other investments	1,036	12,575	17,299
Acquisitions, net of cash acquired	(41)	(124)	(363)
Capital expenditures	(2,135)	(1,564)	(1,660)
Net cash (used for) provided by investing activities	(13,098)	9,843	26,557
Cash flows from financing activities:
Payments for repurchases of common stock	(20,934)	(19,240)	(36,140)
Proceeds from issuances of common stock	1,786	1,588	2,155
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(666)	(665)	(503)
Payments of dividends to stockholders	(3,063)	(3,070)	(2,932)
Proceeds from borrowings, net of issuance costs	14,934	19,888	—
Repayments of borrowings	(2,631)	(4,500)	(4,500)
Other, net	196	(133)	(136)
Net cash used for financing activities	(10,378)	(6,132)	(42,056)
Effect of exchange rate changes on cash and cash equivalents	448	(125)	(158)
Net (decrease) increase in cash and cash equivalents	(7,141)	16,725	(1,106)
Cash and cash equivalents at beginning of period	37,239	20,514	21,620
Cash and cash equivalents at end of period	$30,098	$37,239	$20,514
Non-cash investing and financing activities:
Fair values of stock awards assumed in connection with acquisitions	$—	$—	$8
Change in unsettled repurchases of common stock	$66	$(40)	$(140)
Supplemental schedule of cash flow data:
Cash paid for income taxes	$3,189	$3,218	$2,901
Cash paid for interest	$2,408	$1,972	$2,059

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation provides products and services that substantially address all aspects of enterprise information technology (IT) environments, including applications and infrastructure technologies. We deliver our products and services to customers worldwide through a variety of flexible and interoperable IT deployment models, including cloud-based, Cloud@Customer (an instance of Oracle Cloud in the customer’s own data center), on premise and hybrid models. Oracle Cloud Software-as-a-Service and Infrastructure-as-a-Service (SaaS and IaaS, respectively, and collectively, Oracle Cloud Services) offerings provide a comprehensive and integrated stack of applications and infrastructure services delivered via cloud-based deployment models that Oracle develops, deploys, hosts, upgrades, supports and manages for the customer. Customers may also elect to purchase Oracle software licenses and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software licenses may elect to purchase license support contracts, which provide our customers with rights to unspecified license upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings that are designed to improve customer utilization of their investments in Oracle applications and infrastructure technologies.

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

The comparability of our operating results during fiscal 2021 compared to the corresponding prior year periods, and of our consolidated balance sheets as of May 31, 2021 and 2020, was impacted by the income tax related effects of a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights. During fiscal 2021, we recognized a benefit from income taxes primarily due to the result of a total net tax benefit of $2.3 billion that was recorded as a deferred tax asset of $11.3 billion and a non-current deferred tax liability of $9.1 billion. The deferred tax asset was recognized as a result of the book and tax basis difference on the intra-group transfer of certain intellectual property and the realignment of certain legal entities, partially offset by a Global Intangible Low-Taxed Income (GILTI) non-current deferred tax liability. The tax amortization related to the intellectual property deferred tax asset will be recognized in future periods and any unused amortization in a particular year will carry forward indefinitely. The $11.3 billion deferred tax asset was measured based on the tax rate at which it is expected to reverse in the future. We expect to realize the net deferred tax asset recorded as a result of the intangible property transfer and will periodically assess the realizability of the net deferred tax asset. Refer to Note 14 below for additional information regarding our income taxes.

In fiscal 2021, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance; and ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Ventures (Topic 323), and Derivatives and Hedging (Topic 815); neither of which had a material impact to our consolidated financial statements for the year ended May 31, 2021.

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

•	hardware revenues, which include the sale of hardware products, including Oracle Engineered Systems, servers, and storage products, and industry-specific hardware; and hardware support revenues; and
•	services revenues, which are earned from providing cloud-, license- and hardware-related services including consulting and advanced customer services.

License support revenues are typically generated through the sale of license support contracts related to cloud license and on-premise licenses purchased by our customers at their option. License support contracts provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period and include internet access to technical content, as well as internet and telephone access to technical support personnel. License support contracts are generally priced as a percentage of the net cloud license and on-premise license fees. Substantially all of our customers elect to purchase and renew their license support contracts annually.

Cloud services revenues include revenues from Oracle Cloud Services offerings, which deliver applications and infrastructure technologies via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, deploy, host, manage, upgrade and support and that customers access by entering into a subscription agreement with us for a stated period.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

generally provide customers with software updates for the software components that are essential to the functionality of the hardware products purchased and can also include product repairs, maintenance services and technical support services. Hardware support contracts are generally priced as a percentage of the net hardware products fees.

Our services are offered to customers as standalone arrangements or as a part of arrangements to customers buying other products and services. Our consulting services are designed to help our customers to, among others, deploy, architect, integrate, upgrade and secure their investments in Oracle applications and infrastructure technologies. Our advanced customer services are designed to provide supplemental support services, performance and higher availability for Oracle products and services.

We apply the provisions of ASC 606, Revenue From Contracts with Customers (ASC 606) as a single standard for revenue recognition that applies to all of our cloud, license, hardware and services arrangements and generally require revenues to be recognized upon the transfer of control of promised goods or services provided to our customers, reflecting the amount of consideration we expect to receive for those goods or services. Pursuant to ASC 606, revenues are recognized upon the application of the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenues when, or as, the contractual performance obligations are satisfied.

Our customers that contract with us for the provision of cloud services, software, hardware or other services include businesses of many sizes, government agencies, educational institutions and our channel partners, which include resellers and system integrators.

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable, which is included within accounts receivable on our consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our consolidated balance sheets when revenues are to be recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for cloud license and on-premise licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for license support and hardware support contracts are generally invoiced annually in advance. Cloud SaaS and IaaS contracts are generally invoiced annually, quarterly or monthly in advance. Services are generally invoiced in advance or as the services are performed. Most contracts that contain a financing component are contracts financed through our Oracle financing division. The transaction price for a contract that is financed through our Oracle financing division is adjusted to reflect the time value of money and interest revenue is recorded as a component of non-operating income, net within our consolidated statements of operations based on market rates in the country in which the transaction is being financed.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Revenue Recognition for Cloud Services

Revenues from cloud services provided on a subscription basis are generally recognized ratably over the contractual period that the cloud services are delivered, beginning on the date our service is made available to a customer. We recognize revenue ratably because the customer receives and consumes the benefits of the cloud services throughout the contract period. Revenues from cloud services that are provided on a consumption basis, such as metered services, are generally recognized based on the utilization of the services by the customer.

Revenue Recognition for License Support and Hardware Support

Oracle’s primary performance obligations with respect to license support contracts and hardware support contracts are to provide customers with technical support as needed and unspecified software product upgrades, maintenance releases and patches during the term of the support period, if and when they are available, and hardware product repairs, as applicable. Oracle is obligated to make the license and hardware support services available continuously throughout the contract period. Therefore, revenues for license support contracts and hardware support contracts are generally recognized ratably over the contractual periods that the support services are provided.

Revenue Recognition for Cloud Licenses and On-Premise Licenses

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

Revenue Recognition for Hardware Products

The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered and ownership is transferred to the customer.

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

We use judgment in determining the SSP for products and services. For substantially all performance obligations except cloud licenses and on-premise licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Our cloud licenses and on-premise licenses have not historically been sold on a standalone basis, as the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

vast majority of all customers elect to purchase license support contracts at the time of a cloud license and on-premise license purchase. License support contracts are generally priced as a percentage of the net fees paid by the customer to access the license. We are unable to establish the SSP for our cloud licenses and on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a cloud license and an on-premise license included in a contract with multiple performance obligations is generally determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to cloud license and on-premise license revenues.

Remaining Performance Obligations from Customer Contracts

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our consolidated balance sheets as of May 31, 2021 and 2020. The amount of revenues recognized during the year ended May 31, 2021 and 2020, respectively, that were included in the opening deferred revenues balance as of May 31, 2020 and 2019, respectively, was approximately $8.0 billion and $8.4 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial during each year ended May 31, 2021, 2020 and 2019.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors. In each fiscal year, the amounts and volumes of contracting activity and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. These seasonal impacts influence how our remaining performance obligations change over time and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that we report at a point in time. As of May 31, 2021, our remaining performance obligations were $41.3 billion, approximately 60% of which we expect to recognize as revenues over the next twelve months, 29% over the subsequent month 13 to month 36 and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During fiscal 2021, 2020 and 2019, $1.7 billion, $1.5 billion and $1.8 billion, respectively, of our financing receivables were sold to financial institutions.

Business Combinations

We apply the provisions of ASC 805, Business Combinations (ASC 805), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

assumed at the acquisition date fair values. Goodwill as of the business acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420), and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred. Prior to June 1, 2019, we accounted for operating lease abandonment pursuant to the provisions of ASC 420. Effective June 1, 2019, abandoned operating leases related to an acquired company or our internal operations are accounted for as Right-of-Use (ROU) asset impairment charges pursuant to ASC 842, Leases (ASC 842) and are accounted for separately from the business combination. In all periods presented, when estimating the asset impairment charges, assumptions were applied regarding estimated sub-lease payments to be received, which can differ from actual results. This may require us to revise our initial estimates which may affect our results of operations and financial position in the period the revision is made.

For a given business acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts. If we cannot reasonably determine the fair value of a non-income tax related pre-acquisition contingency by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the business acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period or final determination of the net asset values for the business combination, whichever comes first, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

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

Marketable and Non-Marketable Securities

In accordance with ASC 320, Investments—Debt Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt securities as available-for-sale. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for any unrealized losses determined to be related to credit losses, which we record within non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. Substantially all of our marketable debt securities

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

investments are classified as current based on the nature of the investments and their availability for use in current operations.

Investments in equity securities, other than any equity method investments, are generally recorded at their fair values, if the fair values are readily determinable. Non-marketable equity securities where we do not have control of, nor significant influence in, the investee are recorded at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer with any gains or losses recorded as a component of non-operating income, net as of and for each reporting period. For investments through which we have significant influence in, but not control of, the investee, we account for such investments pursuant to the equity method of accounting whereby we record our proportionate share of the investee’s earnings or losses, amortization of differences between our investment basis and the proportional book equity of the investee, and impairment, if any, as a component of non-operating income, net for each reporting period. Our non-marketable equity securities and related instruments totaled $971 million and $219 million as of May 31, 2021 and 2020, respectively, and are included either in other current assets or in other non-current assets in the accompanying consolidated balance sheets and are subject to periodic impairment reviews and adjustments for observable price changes from orderly transactions. Certain of the non-marketable equity securities held as of May 31, 2021 and 2020 were with a related party entity for which we follow the equity method of accounting. We are also a counterparty to certain options to acquire additional equity interests in that entity at various times through December 2023 and we could obtain control of that entity should such options be exercised.

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

Allowances for Doubtful Accounts

We record allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the geographic region that the receivable was recorded in and current and expected future economic conditions. We write-off a receivable and charge it against its recorded allowance when we have exhausted our collection efforts without success.

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair values of these contracts fluctuate from contractually established thresholds. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2021, 2020 or 2019.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

We outsource the manufacturing, assembly and delivery of the substantial majority of our hardware products to a variety of companies, many of which are located outside the U.S. Further, we have simplified our supply chain processes by reducing the number of third-party manufacturing partners and the number of locations where these third-party manufacturers build our hardware products. Any inability of these third-party manufacturing partners to deliver the contracted services for our hardware products could adversely impact future operating results of our cloud and license and hardware businesses.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six to nine months). Inventories in excess of future demand are written down and charged to hardware expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $142 million and $211 million at May 31, 2021 and 2020, respectively.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $798 million and $778 million at May 31, 2021 and 2020, respectively.

Deferred Sales Commissions

We defer sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining a cloud, license support and hardware support contract. Initial sales commissions for the majority of these aforementioned contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be four years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies, and other factors. Sales commissions for renewal contracts relating to certain of our cloud-based arrangements are generally deferred and then amortized on a straight-line basis over the related contractual renewal period, which is generally one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our consolidated statements of operations and asset balances for deferred sales commissions are included in other current assets and other non-current assets in our consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2021, 2020 or 2019.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

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

The carrying amounts of our goodwill and intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors to consider for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. To determine the fair value of each reporting unit we utilize estimates, judgments and assumptions including estimated future cash flows the reporting unit is expected to generate on a discounted basis; the discount rate used as a part of the discounted cash flow analysis; future economic and market conditions; and market comparables of peer companies, among others. If, as per the quantitative test, the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Our most recent goodwill impairment analysis was performed on March 1, 2021 and did not result in a goodwill impairment charge. We did not recognize impairment charges in fiscal 2020 or 2019.

Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2021, 2020 or 2019. At least annually, we assess the useful lives of our finite lived intangible assets and may adjust the period over which these assets are amortized whenever events or changes in circumstances indicate that a shorter amortization period is more reflective of the period in which these assets contribute to our cash flows.

Derivative Financial Instruments

During fiscal 2021, 2020 and 2019, we used derivative financial instruments to manage foreign currency and interest rate risks (see Note 10 below for additional information). We do not use derivative financial instruments for trading purposes. We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of each reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, loss or gain attributable to the risk being hedged is recognized in earnings in the period of change with a corresponding earnings offset recorded to the item for which the risk is being hedged.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

For a derivative instrument designated as a cash flow hedge, each reporting period we record the change in fair value of the derivative to AOCL in our consolidated balance sheets, and the change is reclassified to earnings in the period the hedged item affects earnings.

Leases

Our accounting policy for leases pursuant to ASC 842, Leases, was prospectively effective for us as of June 1, 2019. We determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. ROU assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components as a single lease component. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

ROU assets related to our operating leases are included in other non-current assets, short-term operating lease liabilities are included in other current liabilities, and long-term operating lease liabilities are included in other non-current liabilities in our consolidated balance sheets. Cash flow movements related to our lease activities are included in prepaid expenses and other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our consolidated statements of cash flows for the years ended May 31, 2021 and 2020. Note 11 below provides additional information regarding our leases.

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

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the U.S. are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the U.S. are translated into U.S. Dollars using exchange rates at the balance sheet dates. The effects of foreign currency translation adjustments are substantially included in stockholders’ equity as a component of Accumulated Other Comprehensive Loss (AOCL) in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating income, net in the accompanying consolidated statements of operations were $112 million, $185 million and $111 million in fiscal 2021, 2020 and 2019, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Stock-Based Compensation

We account for share-based payments to employees, including grants of service-based restricted stock unit awards, service-based employee stock options, performance-based stock options (PSOs), and purchases under employee stock purchase plans in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. We account for forfeitures of stock-based awards as they occur.

For our service-based stock awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

For our PSOs, we recognize stock-based compensation expense on a straight-line basis over the longer of the derived, explicit or implicit service period (which is the period of time expected for the performance condition to be satisfied). During our interim and annual reporting periods, stock-based compensation expense is recorded based on expected attainment of performance targets. Changes in our estimates of the expected attainment of performance targets that result in a change in the number of shares that are expected to vest, or changes in our estimates of implicit service periods, may cause the amount of stock-based compensation expense that we record for each interim reporting period to vary. Any changes in estimates that impact our expectation of the number of shares that are expected to vest are reflected in the amount of stock-based compensation expense that we recognize for each PSO tranche on a cumulative catch up basis during each interim reporting period in which such estimates are altered. Changes in estimates of the implicit service periods are recognized prospectively.

We record deferred tax assets for stock-based compensation awards that result in deductions on certain of our income tax returns based on the amount of stock-based compensation recognized in each reporting period and the fair values attributable to the vested portion of stock awards assumed in connection with a business combination at the statutory tax rates in the jurisdictions that we are able to recognize such tax deductions. The impacts of the actual tax deductions for stock-based awards that are realized in these jurisdictions are generally recognized in the reporting period that a restricted stock-based award vests or a stock option is exercised with any shortfall/windfall relative to the deferred tax asset established recorded as a discrete detriment/benefit to our provision for income taxes in such period. Note 13 below provides additional information regarding our stock-based compensation plans.

Advertising

Substantially all advertising costs are expensed as incurred. Advertising expenses, which were included within sales and marketing expenses, were $202 million, $178 million and $169 million in fiscal 2021, 2020 and 2019, respectively.

Research and Development Costs and Software Development Costs

All research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2021, 2020 and 2019.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including adjustments after the measurement period has ended, and certain other operating items, net.

	Year Ended May 31,
(in millions)	2021	2020	2019
Transitional and other employee related costs	$5	$12	$49
Business combination adjustments, net	4	(7)	(21)
Other, net	129	51	16
Total acquisition related and other expenses	$138	$56	$44

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

	Year Ended May 31,
(in millions)	2021	2020	2019
Interest income	$101	$527	$1,092
Foreign currency losses, net	(112)	(185)	(111)
Noncontrolling interests in income	(180)	(164)	(152)
Other, net	473	(16)	(14)
Total non-operating income, net	$282	$162	$815

Non-operating income, net in fiscal 2021 included a $299 million unrealized investment gain for certain non-marketable securities due to an observable price change and a $193 million unrealized investment gain associated with certain marketable equity securities that we held for certain employee benefit plans and classified as trading, and for which an equal and offsetting amount was recorded to our operating expenses during the same period.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Recent Accounting Pronouncements

Financial Instruments: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) and also issued subsequent amendments to the initial guidance (collectively, Topic 848). Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates. We do not expect our adoption of Topic 848 will have a material impact on our consolidated financial statements.

Income Taxes:  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various areas related to the accounting for income taxes and improve consistent application of Topic 740. ASU 2019-12 is effective for us beginning in fiscal 2022, and earlier adoption is permitted. We do not expect our adoption of ASU 2019-12 will have a material impact on our consolidated financial statements.
2.	ACQUISITIONS

Fiscal 2021, 2020 and 2019 Acquisitions

During fiscal 2021, 2020 and 2019, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our consolidated financial statements.

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper debt securities, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2021 and 2020. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2021, 2020 and 2019. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2021	2020
Money market funds	$12,263	$18,587
Corporate debt securities and other	9,470	6,625
Commercial paper debt securities	11,712	5,640
Total investments	$33,445	$30,852
Investments classified as cash equivalents	$16,989	$25,034
Investments classified as marketable securities	$16,456	$5,818

As of May 31, 2021 and 2020, substantially all of our marketable securities investments mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of May 31, 2021 and 2020 and our consolidated statements of cash flows for the years ended May 31, 2021, 2020 and 2019 was nominal.
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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2021			May 31, 2020
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$12,263	$—	$12,263	$18,587	$—	$18,587
Corporate debt securities and other	1,250	8,220	9,470	4,036	2,589	6,625
Commercial paper debt securities	—	11,712	11,712	—	5,640	5,640
Derivative financial instruments	—	73	73	—	29	29
Total assets	$13,513	$20,005	$33,518	$22,623	$8,258	$30,881
Liabilities:
Derivative financial instruments	$—	$—	$—	$—	$268	$268

Our marketable securities investments consist of money market funds, Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $84.2 billion and $71.6 billion of senior notes and the related fair value hedges (refer to Notes 7 and 10 for additional information) that we had outstanding as of May 31, 2021 and 2020, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at May 31, 2021 and 2020 were $89.6 billion and $80.9 billion, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Life	2021	2020
Computer, network, machinery and equipment	1-5 years	$9,508	$7,757
Buildings and improvements	1-40 years	4,734	4,394
Furniture, fixtures and other	5-15 years	454	509
Land	—	871	885
Construction in progress	—	233	280
Total property, plant and equipment	1-40 years	15,800	13,825
Accumulated depreciation		(8,751)	(7,581)
Total property, plant and equipment, net		$7,049	$6,244

6.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2021 and the net book value of intangible assets as of May 31, 2021 and 2020 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2020	Additions & Adjustments, net(1)	Retirements	May 31, 2021	May 31, 2020	Expense	Retirements	May 31, 2021	May 31, 2020	May 31, 2021
Developed technology	$4,471	$56	$(290)	$4,237	$(3,290)	$(621)	$290	$(3,621)	$1,181	$616	3
Cloud services and license support agreements and related relationships	5,589	14	(106)	5,497	(3,271)	(669)	106	(3,834)	2,318	1,663	N.A.
Other	1,341	1	(73)	1,269	(1,102)	(89)	73	(1,118)	239	151	N.A.
Total intangible assets, net	$11,401	$71	$(469)	$11,003	$(7,663)	$(1,379)	$469	$(8,573)	$3,738	$2,430

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2021.

As of May 31, 2021, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2022	$1,122
Fiscal 2023	698
Fiscal 2024	453
Fiscal 2025	123
Fiscal 2026	24
Thereafter	10
Total intangible assets, net	$2,430

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for fiscal 2021 and 2020 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2019	$39,633	$2,367	$1,779	$43,779
Goodwill from acquisitions	74	—	—	74
Goodwill adjustments, net(1)	(70)	—	(14)	(84)
Balances as of May 31, 2020	39,637	2,367	1,765	43,769
Goodwill adjustments, net(1)	149	—	17	166
Balances as of May 31, 2021	$39,786	$2,367	$1,782	$43,935

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

7.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31,
		2021		2020
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate senior notes:
$1,000, 3.875%, due July 2020	July 2010	$—	N.A.	$1,000	3.93%
€1,250, 2.25%, due January 2021(1)(2)	July 2013	$—	N.A.	$1,371	2.33%
$1,500, 2.80%, due July 2021(3)	July 2014	$1,500	2.82%	$1,500	2.82%
$4,250, 1.90%, due September 2021	July 2016	$4,250	1.94%	$4,250	1.94%
$2,500, 2.50%, due May 2022	May 2015	$2,500	2.56%	$2,500	2.56%
$2,500, 2.50%, due October 2022	October 2012	$2,500	2.51%	$2,500	2.51%
$1,250, 2.625%, due February 2023	November 2017	$1,250	2.64%	$1,250	2.64%
$1,000, 3.625%, due July 2023	July 2013	$1,000	3.73%	$1,000	3.73%
$2,500, 2.40%, due September 2023	July 2016	$2,500	2.40%	$2,500	2.40%
$2,000, 3.40%, due July 2024	July 2014	$2,000	3.43%	$2,000	3.43%
$2,000, 2.95%, due November 2024	November 2017	$2,000	2.98%	$2,000	2.98%
$3,500, 2.50%, due April 2025	April 2020	$3,500	2.51%	$3,500	2.51%
$2,500, 2.95%, due May 2025	May 2015	$2,500	3.00%	$2,500	3.00%
€750, 3.125%, due July 2025(1)(4)	July 2013	$916	3.17%	$823	3.17%
$2,750, 1.65%, due March 2026(5)	March 2021	$2,750	1.66%	$—	N.A.
$3,000, 2.65%, due July 2026	July 2016	$3,000	2.69%	$3,000	2.69%
$2,250, 2.80%, due April 2027	April 2020	$2,250	2.83%	$2,250	2.83%
$2,750, 3.25%, due November 2027	November 2017	$2,750	3.26%	$2,750	3.26%
$2,000, 2.30%, due March 2028(5)	March 2021	$2,000	2.34%	$—	N.A.
$3,250, 2.95%, due April 2030	April 2020	$3,250	2.96%	$3,250	2.96%
$500, 3.25%, due May 2030	May 2015	$500	3.30%	$500	3.30%
$3,250, 2.875%, due March 2031(5)	March 2021	$3,250	2.89%	$—	N.A.
$1,750, 4.30%, due July 2034	July 2014	$1,750	4.30%	$1,750	4.30%
$1,250, 3.90%, due May 2035	May 2015	$1,250	3.95%	$1,250	3.95%
$1,250, 3.85%, due July 2036	July 2016	$1,250	3.85%	$1,250	3.85%
$1,750, 3.80%, due November 2037	November 2017	$1,750	3.83%	$1,750	3.83%
$1,250, 6.50%, due April 2038	April 2008	$1,250	6.52%	$1,250	6.52%
$1,250, 6.125%, due July 2039	July 2009	$1,250	6.19%	$1,250	6.19%
$3,000, 3.60%, due April 2040	April 2020	$3,000	3.62%	$3,000	3.62%
$2,250, 5.375%, due July 2040	July 2010	$2,250	5.45%	$2,250	5.45%
$2,250, 3.65%, due March 2041(5)	March 2021	$2,250	3.70%	$—	N.A.
$1,000, 4.50%, due July 2044	July 2014	$1,000	4.50%	$1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	$2,000	4.15%	$2,000	4.15%
$3,000, 4.00%, due July 2046	July 2016	$3,000	4.00%	$3,000	4.00%
$2,250, 4.00%, due November 2047	November 2017	$2,250	4.03%	$2,250	4.03%
$4,500, 3.60%, due April 2050	April 2020	$4,500	3.62%	$4,500	3.62%
$3,250, 3.95%, due March 2051(5)	March 2021	$3,250	3.96%	$—	N.A.
$1,250, 4.375%, due May 2055	May 2015	$1,250	4.40%	$1,250	4.40%
$3,500, 3.85%, due April 2060	April 2020	$3,500	3.87%	$3,500	3.87%
$1,500, 4.10%, due March 2061(5)	March 2021	$1,500	4.11%	$—	N.A.
Other borrowings:
Other borrowings due August 2025	November 2016	$113	3.53%	$113	3.53%
Total senior notes and other borrowings		$84,529		$71,807
Unamortized discount/issuance costs		$(315)		$(285)
Hedge accounting fair value adjustments(3)(4)		$31		$75
Total notes payable and other borrowings		$84,245		$71,597
Notes payable, current		$8,250		$2,371
Notes payable and other borrowings, non-current		$75,995		$69,226

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

(1)

In July 2013, we issued €2.0 billion of fixed-rate senior notes comprised of €1.25 billion of 2.25% senior notes that were due and were settled in January 2021 (January 2021 Notes) and €750 million of 3.125% senior notes due July 2025 (July 2025 Notes, and together with the January 2021 Notes, the Euro Notes). Principal and unamortized discount/issuance costs for the Euro Notes in the table above were calculated using foreign currency exchange rates, as applicable, as of May 31, 2021 and May 31, 2020, respectively. The July 2025 Notes are registered and trade on the New York Stock Exchange.

(2)

In connection with the issuance of the January 2021 Notes, we entered into certain cross-currency swap agreements, all of which were cash settled upon their maturity during fiscal 2021 (see Note 10 for additional information).

(3)

We entered into certain interest rate swap agreements that have the economic effects of modifying the fixed-interest obligations associated with the 2.80% senior notes due July 2021 (July 2021 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The effective interest rates after consideration of these fixed to variable interest rate swap agreements were 0.87% and 1.99%, respectively, for the July 2021 Notes as of May 31, 2021 and 2020, respectively. Refer to Notes 1 and 10 for a description of our accounting for fair value hedges associated with our July 2021 Notes.

(4)

In fiscal 2018 we entered into certain cross-currency interest rate swap agreements that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt of $871 million based on LIBOR. The effective interest rates as of May 31, 2021 and 2020 after consideration of the cross-currency interest rate swap agreements were 3.15% and 4.46%, respectively, for the July 2025 Notes. Refer to Notes 1 and 10 for a description of our accounting for fair value hedges.

(5)

In March 2021, we issued $15.0 billion of senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and repayment of indebtedness and future acquisitions. The interest is payable semi-annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

Future principal payments (adjusted for the effects of the cross-currency interest rate swap agreements associated with the July 2025 Notes) for all of our borrowings at May 31, 2021 were as follows (in millions):

Fiscal 2022	$8,250
Fiscal 2023	3,750
Fiscal 2024	3,500
Fiscal 2025	10,000
Fiscal 2026	3,734
Thereafter	55,250
Total	$84,484

Senior Notes

Interest is payable semi-annually for the senior notes listed in the above table except for the Euro Notes for which interest is payable annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

The senior notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at May 31, 2021.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Commercial Paper Program and Commercial Paper Notes

Our existing $3.0 billion commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. As of May 31, 2021 and 2020, we did not have any outstanding commercial paper notes.
8.	RESTRUCTURING ACTIVITIES

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). In fiscal 2021, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expected to take. Restructuring costs associated with the 2019 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $430 million and $261 million of restructuring expenses in connection with the 2019 Restructuring Plan in fiscal 2021 and 2020, respectively. The total costs recorded to date in our consolidated statements of operations in connection with the 2019 Restructuring Plan were $1.2 billion. Actions pursuant to the 2019 Restructuring Plan were substantially complete as of May 31, 2021.

Summary of All Plans

Fiscal 2021 Activity

	Accrued May 31, 2020(2)	Year Ended May 31, 2021				Accrued May 31, 2021(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2019 Oracle Restructuring Plan(1)
Cloud and license	$75	$225	$(22)	$(171)	$12	$119
Hardware	14	39	(2)	(34)	(1)	16
Services	27	54	(4)	(56)	3	24
Other(6)	22	137	3	(110)	5	57
Total Fiscal 2019 Oracle Restructuring Plan	$138	$455	$(25)	$(371)	$19	$216
Total other restructuring plans(7)	$13	$2	$(1)	$(5)	$—	$9
Total restructuring plans	$151	$457	$(26)	$(376)	$19	$225

Fiscal 2020 Activity

	Accrued May 31, 2019	Year Ended May 31, 2020				Accrued May 31, 2020(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2019 Oracle Restructuring Plan(1)
Cloud and license	$72	$140	$(24)	$(112)	$(1)	$75
Hardware	18	28	(1)	(31)	—	14
Services	15	51	(2)	(37)	—	27
Other(6)	108	59	10	(111)	(44)	22
Total Fiscal 2019 Oracle Restructuring Plan	$213	$278	$(17)	$(291)	$(45)	$138
Total other restructuring plans(7)	$49	$—	$(11)	$(8)	$(17)	$13
Total restructuring plans	$262	$278	$(28)	$(299)	$(62)	$151

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Fiscal 2019 Activity

	Accrued May 31, 2018	Year Ended May 31, 2019				Accrued May 31, 2019
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2019 Oracle Restructuring Plan(1)
Cloud and license	$—	$191	$(4)	$(113)	$(2)	$72
Hardware	—	53	—	(35)	—	18
Services	—	41	1	(27)	—	15
Other(6)	—	190	4	(87)	1	108
Total Fiscal 2019 Oracle Restructuring Plan	$—	$475	$1	$(262)	$(1)	$213
Total other restructuring plans(7)	$282	$5	$(58)	$(181)	$1	$49
Total restructuring plans	$282	$480	$(57)	$(443)	$—	$262

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)	As of May 31, 2021 and 2020, substantially all restructuring liabilities have been recorded in other current liabilities within our consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the current period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other adjustments.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
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

9.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2021	2020
Cloud services and license support	$7,728	$6,996
Hardware	618	613
Services	399	365
Cloud license and on-premise license	30	28
Deferred revenues, current	8,775	8,002
Deferred revenues, non-current (in other non-current liabilities)	679	597
Total deferred revenues	$9,454	$8,599

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

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

The changes in fair values of our interest rate swap agreements associated with our July 2021 Notes are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other current assets or other current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the interest rate risk being hedged is recognized as interest expense and amount of net gain (loss) attributable to the foreign exchange risk being hedged, as applicable, is recognized as non-operating income, net in our consolidated statements of operations with the corresponding amount included in notes payable, current or notes payable, non-current. We exclude the portion of the change in fair value of cross-currency interest rate swap agreements attributable to the related cross-currency basis spread in our assessment of hedge effectiveness. The change in fair value of these cross-currency interest rate swap agreements attributable to the cross-currency basis spread is included in AOCL. The periodic interest settlements for the swap agreements for the July 2025 Notes and July 2021 Notes are recorded as interest expense and are included as a part of cash flows from operating activities and cash flows that pertain to the principal balance are classified as financing activities.

Cash Flow Hedges—Cross-Currency Swap Agreements

In connection with the issuance of the January 2021 Notes, we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate, Euro-denominated January 2021 Notes, including the annual interest payments and the payment of principal at maturity, to a fixed-rate of 3.53% and U.S. Dollar-denominated principal amount of $1.6 billion. We had designated these cross-currency swap agreements as qualifying hedging instruments and accounted for these as cash flow hedges pursuant to ASC 815. In fiscal 2021, the cross-currency swap agreements and the January 2021 Notes matured and were settled in cash. The cash flows related to the cross-currency swap agreements that pertained to the periodic interest settlements were classified as operating activities and the cash flows that pertained to the principal balance were classified as financing activities.

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

May 31, 2021

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

As of May 31, 2021 and 2020, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $4.3 billion and $4.2 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $4.5 billion and $3.9 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2021 and 2020. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

		May 31,
(in millions)	Balance Sheet Location	2021	2020
Derivative assets:
Interest rate swap agreements designated as fair value hedges	Other current assets	$3	$—
Interest rate swap agreements designated as fair value hedges	Other non-current assets	—	29
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current assets	70	—
Total derivative assets		$73	$29
Derivative liabilities:
Cross-currency swap agreements designated as cash flow hedges	Other current liabilities	$—	$251
Cross-currency interest rate swap agreements designated as fair value hedges	Other non-current liabilities	—	17
Total derivative liabilities		$—	$268

Effects of Fair Value Hedging Relationships on Hedged Items in Consolidated Balance Sheets

	May 31,
(in millions)	2021	2020
Notes payable, current:
Carrying amount of hedged item	$1,503	$—
Cumulative hedging adjustment included in the carrying amount	$3	$—
Notes payable and other borrowings, non-current:
Carrying amounts of hedged items	$2,229	$3,680
Cumulative hedging adjustments included in the carrying amount	$118	$75

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Effects of Derivative Instruments Designated as Hedges on Income

	Year Ended May 31,
	2021		2020		2019
(in millions)	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense	Non-operating income, net	Interest expense
Consolidated statements of operations line amounts in which the hedge effects were recorded	$282	$(2,496)	$162	$(1,995)	$815	$(2,082)
Gain (loss) on hedges recognized in income:
Interest rate swap agreements designated as fair value hedges:
Derivative instruments	$—	$(26)	$—	$29	$—	$31
Hedged items	—	26	—	(29)	—	(31)
Cross-currency interest rate swap agreements designated as fair value hedges:
Derivative instruments	101	(6)	(7)	7	(38)	27
Hedged items	(85)	6	3	(7)	38	(27)
Cross-currency swap agreements designated as cash flow hedges:
Amount of gain (loss) reclassified from accumulated OCI or OCL	137	—	(21)	—	(53)	—
Total gain (loss) on hedges recognized in income	$153	$—	$(25)	$—	$(53)	$—

Gain (Loss) on Derivative Instruments Designated as Hedges included in Other Comprehensive Income (OCI) or Loss (OCL)

	Year Ended May 31,
(in millions)	2021	2020	2019
Cross-currency swap agreements designated as cash flow hedges	$129	$(43)	$(105)

11.	LEASES, OTHER COMMITMENTS AND CERTAIN CONTINGENCIES

Leases

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of May 31, 2021, our operating leases substantially have remaining terms of one year to eleven years, some of which include options to extend and/or terminate the leases.

Operating lease expenses totaled $654 million, net of sublease income of $13 million in fiscal 2021 and $599 million, net of sublease income of $16 million in fiscal 2020. At May 31, 2021, ROU assets, current lease liabilities and non-current lease liabilities for our operating leases were $2.6 billion, $664 million and $2.1 billion, respectively. We recorded ROU assets of $1.7 billion in exchange for operating lease obligations during the year ended May 31, 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $696 million for year ended May 31, 2021. As of May 31, 2021, the weighted average remaining lease term for operating leases was approximately seven years and the weighted average discount rate used for calculating operating lease obligations was 2.8%. As of May 31, 2021, we have $653 million of additional operating lease commitments, primarily for data centers, that commence in fiscal 2022 for terms of one to eleven years that were not reflected on our consolidated balance sheet as of May 31, 2021 or in the maturities table below.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Maturities of operating lease liabilities were as follows as of May 31, 2021 (in millions):

Fiscal 2022	$694
Fiscal 2023	544
Fiscal 2024	427
Fiscal 2025	367
Fiscal 2026	320
Thereafter	710
Total operating lease payments	3,062
Less: imputed interest	(280)
Total operating lease liability	$2,782

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable and legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies, perform final assemblies and perform testing of our hardware products. We also obtain individual components for our hardware products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amounts disclosed below. Certain routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in the amounts below, as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of May 31, 2021, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2022	$1,484
Fiscal 2023	143
Fiscal 2024	89
Fiscal 2025	61
Fiscal 2026	28
Thereafter	212
Total	$2,017

As described in Notes 7 and 10 above, as of May 31, 2021 we have senior notes and other borrowings that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

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

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 10, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $20.0 billion. As of May 31, 2021, approximately $15.6 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 329.2 million shares for $21.0 billion (including 0.8 million shares for $66 million that were repurchased but not settled), 361.0 million shares for $19.2 billion, and 733.8 million shares for $36.0 billion in fiscal 2021, 2020 and 2019, respectively, under the stock repurchase program.

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

Dividends on Common Stock

During fiscal 2021, 2020 and 2019, our Board of Directors declared cash dividends of $1.04, $0.96 and $0.81 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2021, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock. The dividend is payable on July 29, 2021 to stockholders of record as of the close of business on July 15, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our AOCL, net of income taxes:

	May 31,
(in millions)	2021	2020
Foreign currency translation losses	$(775)	$(1,254)
Unrealized losses on defined benefit plans, net	(400)	(471)
Unrealized gains on marketable securities, net	—	1
Unrealized gains on cash flow hedges, net	—	8
Total accumulated other comprehensive loss	$(1,175)	$(1,716)

13.	EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

Stock Plans

In fiscal 2021, we adopted the 2020 Equity Incentive Plan (the 2020 Plan) to replace the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan and, together with the 2020 Plan, the Plans) which provides for the issuance of long-term performance awards, including restricted stock-based awards, non-qualified stock options and incentive stock options, as well as stock purchase rights and stock appreciation rights, to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers.

The total number of shares authorized under the 2020 Plan is (i) 90 million shares, plus (ii) the number of shares that remained unissued and were available for grant under the 2000 Plan as of the date of adoption of the 2020 Plan, plus (iii) the number of shares granted and outstanding as of the date of adoption of the 2020 Plan which would have been available again for issuance under the terms of the 2000 Plan had the 2020 Plan not been adopted. Under the Plans, for each share granted as a full value award in the form of a restricted stock unit (RSU) or a performance-based restricted stock award (PSU), an equivalent of 2.5 shares is deducted from our pool of shares available for grant.

As of May 31, 2021, 107 million unvested restricted stock units (RSUs), 36 million performance-based stock options (PSOs), and service-based stock options (SOs) to purchase 69 million shares of common stock, of which 66 million shares were vested, were outstanding under the Plans. Approximately 210 million shares of common stock were available for future awards under the 2020 Plan as of May 31, 2021. To date, we have not issued any stock options under the 2020 Plan or any stock purchase rights or stock appreciation rights under either of the Plans.

The vesting schedule for all awards granted under the Plans is established by the Compensation Committee of the Board of Directors. RSUs generally require service-based vesting of 25% annually over four years. SOs were previously granted under the 2000 Plan at not less than fair market value, become exercisable generally 25% annually over four years of service, and generally expire 10 years from the date of grant.

PSOs granted under the 2000 Plan to our Chief Executive Officer and Chief Technology Officer in fiscal 2018 consisted of seven numerically equivalent vesting tranches that potentially may vest. One tranche vests solely on the attainment of a market-based metric. The remaining six tranches require the attainment of both a performance metric and a market capitalization metric. In each case, the market-based metric, performance metrics and market capitalization metrics for the PSOs may be achieved at any time during the required performance period, assuming continued employment and service through the date the Compensation Committee of the Board of Directors certifies that performance has been achieved. The PSOs have contractual lives of eight years in comparison to the typical ten year contractual lives for SOs. For the six tranches of the PSOs with both performance and market conditions, stock-based compensation expense is to be recognized starting at the time each vesting tranche becomes probable of achievement over the longer of the estimated implicit service period or derived service period. Stock-based compensation associated with a vesting tranche where vesting is no longer

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

determined to be probable is reversed on a cumulative basis and is no longer prospectively recognized in the period when such a determination is made. Stock-based compensation for the market-based tranche was recognized using the derived service period for the market-based metric achievement, which we estimated to be approximately three years.

In connection with certain of our acquisitions, we assumed certain outstanding restricted stock-based awards and stock options under each acquired company’s respective stock plans, or we substituted substantially similar awards under the Plans. These restricted stock-based awards and stock options assumed or substituted generally retained all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2021, stock options to purchase approximately 1 million shares of common stock were outstanding under acquired company stock plans that Oracle assumed.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Plan (the Directors’ Plan), which provides for the issuance of RSUs and other stock-based awards, including non-qualified stock options, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). In prior years, we granted stock options at not less than fair market value, that vest over four years, and expire no more than 10 years from the date of grant. Currently, we only grant RSUs that vest fully on the one-year anniversary of the date of grant. The Directors’ Plan was most recently amended on April 29, 2016 and permits the Compensation Committee of the Board to determine the amount and form of automatic grants of stock awards, if any, to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. In April 2020, the Compensation Committee reduced the maximum value of the annual automatic RSU grants to each non-employee director from $400,000 to $350,000 and eliminated all equity grants for chairing board committees. As of May 31, 2021, approximately 49,000 unvested RSUs and stock options to purchase approximately 1 million shares of common stock (all of which were vested) were outstanding under the Directors’ Plan. As of May 31, 2021, approximately 1 million shares were available for future stock awards under this plan.

The following table summarizes restricted stock-based award activity granted pursuant to Oracle-based stock plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2021:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2018	89	$42.93
Granted	53	$42.47
Vested and Issued	(31)	$41.85
Canceled	(12)	$42.97
Balance, May 31, 2019	99	$43.01
Granted	50	$53.38
Vested and Issued	(34)	$42.67
Canceled	(14)	$46.81
Balance, May 31, 2020	101	$48.36
Granted	54	$54.95
Vested and Issued	(34)	$46.88
Canceled	(11)	$50.40
Balance, May 31, 2021	110	$51.87

The total grant date fair values of restricted stock-based awards that were vested and issued in fiscal 2021, 2020 and 2019 were $1.6 billion, $1.5 billion and $1.3 billion, respectively. As of May 31, 2021, total unrecognized stock-

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

based compensation expense related to non-vested restricted stock-based awards was $3.7 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.76 years.

The following table summarizes stock option activity, including SOs and PSOs, and includes awards granted pursuant to the Plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2021:

	Options Outstanding
(in millions, except exercise price)	Shares Under Stock Option	Weighted-Average Exercise Price
Balance, May 31, 2018	304	$36.11
Granted	7	$43.47
Exercised	(72)	$28.32
Canceled	(17)	$49.28
Balance, May 31, 2019	222	$37.78
Granted	—	$—
Exercised	(44)	$33.18
Canceled	(2)	$44.76
Balance, May 31, 2020	176	$38.86
Granted	—	$—
Exercised	(52)	$32.05
Canceled	(17)	$51.02
Balance, May 31, 2021	107	$40.14

Stock options outstanding that have vested and that are expected to vest as of May 31, 2021 were as follows:

	Outstanding Stock Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	67	$34.05	2.54	$3,000
Expected to vest(2)	9	$48.70	5.76	266
Total	76	$35.76	2.91	$3,266

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2021 of $78.74 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2021 was approximately $17 million and is expected to be recognized over a weighted-average period of 1.44 years. Approximately 31 million shares outstanding as of May 31, 2021 were not expected to vest.

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

Stock-based compensation expense was included in the following operating expense line items in our consolidated statements of operations:

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

	Year Ended May 31,
(in millions)	2021	2020	2019
Cloud services and license support	$134	$110	$99
Hardware	11	11	10
Services	55	54	49
Sales and marketing	313	261	360
Research and development	1,188	1,035	963
General and administrative	136	119	172
Total stock-based compensation	1,837	1,590	1,653
Estimated income tax benefit included in provision for income taxes	(413)	(343)	(358)
Total stock-based compensation, net of estimated income tax benefit	$1,424	$1,247	$1,295

Tax Benefits from Exercises of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of stock option exercises was approximately $1.7 billion, $1.5 billion and $2.0 billion for fiscal 2021, 2020 and 2019, respectively. The total aggregate intrinsic value of restricted stock-based awards that vested and were issued and stock options that were exercised was $3.7 billion, $2.9 billion and $3.1 billion for fiscal 2021, 2020 and 2019, respectively. In connection with the vesting and issuance of restricted stock-based awards and stock options that were exercised, the tax benefits realized by us were $842 million, $638 million and $692 million for fiscal 2021, 2020 and 2019, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2021, 42 million shares were reserved for future issuances under the Purchase Plan. We issued 2 million shares in each of fiscal 2021, 2020 and 2019, respectively, under the Purchase Plan.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $380 million, $376 million and $380 million for fiscal 2021, 2020 and 2019, respectively.

In the U.S., regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $150 million, $152 million and $154 million in fiscal 2021, 2020 and 2019, respectively.

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $813 million and approximately $636 million as of May 31, 2021 and 2020, respectively, and were presented in other non-current assets and other non-current liabilities in the accompanying consolidated balance sheets.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $105 million, $97 million and $90 million for fiscal 2021, 2020 and 2019, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans as of May 31, 2021 were $1.4 billion and $889 million, respectively, and as of May 31, 2020 were $1.3 billion and $884 million, respectively.
14.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes for fiscal 2021 varied from the tax computed at the U.S. federal statutory income tax rate primarily due to a net deferred tax benefit that totaled $2.3 billion that we recognized as a result of a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property (IP) rights, earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of GILTI. Our provision for income taxes for fiscal 2020 varied from the tax computed at the U.S. federal statutory income tax rate primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of GILTI. Our provision for income taxes for fiscal 2019 varied from the 21% U.S. statutory rate imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction, GILTI, and a $389 million net reduction to our transition tax recorded in connection with the Tax Act pursuant to SEC Staff Accounting Bulletin No. 118.

The following is a geographical breakdown of income before benefit from (provision for) income taxes:

	Year Ended May 31,
(in millions)	2021	2020	2019
Domestic	$4,375	$3,890	$3,774
Foreign	8,624	8,173	8,494
Income before benefit from (provision for) income taxes	$12,999	$12,063	$12,268

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

The benefit from (provision for) income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2021	2020	2019
Current provision:
Federal	$(516)	$(1,616)	$(979)
State	(233)	(19)	(300)
Foreign	(929)	(1,144)	(1,097)
Total current provision	$(1,678)	$(2,779)	$(2,376)
Deferred benefit:
Federal	$(8,631)	$983	$(483)
State	77	(50)	28
Foreign	10,979	(82)	1,646
Total deferred benefit	$2,425	$851	$1,191
Total benefit from (provision for) income taxes	$747	$(1,928)	$(1,185)
Effective income tax (benefit) expense rate	(5.7%)	16.0%	9.7%

The benefit from (provision for) income taxes differed from the amount computed by applying the federal statutory rate to our income before benefit from (provision for) income taxes as follows (certain prior year amounts have been reclassified to conform to the current year’s presentation):

	Year Ended May 31,
(Dollars in millions)	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax provision at statutory rate	$(2,730)	$(2,533)	$(2,576)
Impact of the Tax Act of 2017:
One-time transition tax	—	—	529
Deferred tax effects	—	—	(140)
Foreign earnings at other than United States rates	580	496	1,053
Net impact of intra-entity IP transfer	2,266	—	—
State tax expense, net of federal benefit	(206)	(172)	(163)
Settlements and releases from judicial decisions and statute expirations, net	582	137	132
Tax contingency interest accrual, net	(55)	(163)	(245)
Domestic tax contingency, net	(282)	(58)	(183)
Federal research and development credit	169	151	159
Stock-based compensation	300	166	201
Other, net	123	48	48
Total benefit from (provision for) income taxes	$747	$(1,928)	$(1,185)

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

The components of our deferred tax assets and liabilities were as follows:

	May 31,
(in millions)	2021	2020
Deferred tax assets:
Accruals and allowances	$452	$469
Employee compensation and benefits	755	638
Differences in timing of revenue recognition	547	524
Lease liabilities	524	253
Basis of property, plant and equipment and intangible assets	12,161	1,115
Tax credit and net operating loss carryforwards	3,934	3,871
Total deferred tax assets	18,373	6,870
Valuation allowance	(1,526)	(1,359)
Total deferred tax assets, net	16,847	5,511
Deferred tax liabilities:
Unrealized gain on stock	(78)	(78)
Acquired intangible assets	(266)	(561)
GILTI deferred	(9,883)	(1,108)
ROU assets	(488)	(241)
Withholding taxes on foreign earnings	(195)	(171)
Other	(165)	(141)
Total deferred tax liabilities	(11,075)	(2,300)
Net deferred tax assets	$5,772	$3,211
Recorded as:
Non-current deferred tax assets	$13,636	$3,252
Non-current deferred tax liabilities	(7,864)	(41)
Net deferred tax assets	$5,772	$3,211

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2021, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was approximately $7.9 billion. If the undistributed earnings and other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2021, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these other outside basis temporary differences would be approximately $1.4 billion.

Our net deferred tax assets were $5.8 billion and $3.2 billion as of May 31, 2021 and 2020, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $1.5 billion and $1.4 billion as of May 31, 2021 and 2020, respectively. A majority of the valuation allowances as of May 31, 2021 and 2020 related to tax assets established in purchase accounting and other tax credits. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2021, we had federal net operating loss carryforwards of approximately $502 million, which are subject to limitation on their utilization. Approximately $447 million of these federal net operating losses expire in various years between fiscal 2022 and fiscal 2038. Approximately $55 million of these federal net operating losses are not currently subject to expiration dates. We had state net operating loss carryforwards of approximately $2.0 billion at May 31, 2021, which expire between fiscal 2022 and fiscal 2040 and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.8 billion at May 31, 2021, which are subject to limitations on their utilization. Approximately $1.7 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $86 million, expire between fiscal 2022 and fiscal 2041. At May 31, 2021, we had federal capital loss carryforwards of approximately $501 million, which expire in fiscal 2026. We had state capital loss carryforwards of approximately $661 million, which expire between fiscal 2025 and fiscal 2026. We had tax credit carryforwards of approximately $1.1 billion at May 31, 2021, which are subject to limitations on their utilization. Approximately $765 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $378 million, expire in various years between fiscal 2022 and fiscal 2041.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2021	2020	2019
Gross unrecognized tax benefits as of June 1	$6,972	$6,348	$5,592
Increases related to tax positions from prior fiscal years	225	624	772
Decreases related to tax positions from prior fiscal years	(836)	(298)	(135)
Increases related to tax positions taken during current fiscal year	531	628	540
Settlements with tax authorities	(51)	(177)	(153)
Lapses of statutes of limitation	(66)	(116)	(202)
Cumulative translation adjustments and other, net	137	(37)	(66)
Total gross unrecognized tax benefits as of May 31	$6,912	$6,972	$6,348

As of May 31, 2021, 2020 and 2019, $4.4 billion, $4.3 billion and $4.2 billion, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $166 million, $202 million and $312 million during fiscal 2021, 2020 and 2019, respectively. Interest and penalties accrued as of May 31, 2021 and 2020 were $1.6 billion and $1.4 billion, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2019. Many issues are at an advanced stage in the examination process, the most significant of which include transfer pricing, domestic production activity, foreign tax credits, research and development credits, state economic nexus, and qualification as a state manufacturer. With all of these domestic audit issues considered in the aggregate, we believe that it was reasonably possible that, as of May 31, 2021, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $798 million ($671 million net of offsetting tax benefits). Our U.S. federal income tax returns have been examined for all years prior to fiscal 2010 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2007, and we are no longer subject to audit for those periods.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe that it was reasonably possible that, as of May 31, 2021, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) by as much as $197 million ($89 million net of offsetting tax benefits) in the next 12 months related primarily to transfer pricing. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, India, Indonesia, Israel, Mexico, New Zealand, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses for each of fiscal 2021, 2020 and 2019:

	Year Ended May 31,
(in millions)	2021	2020	2019
Cloud and license:
Revenues(1)	$34,101	$32,523	$32,582
Cloud services and license support expenses	4,133	3,803	3,597
Sales and marketing expenses	6,799	7,159	7,398
Margin(2)	$23,169	$21,561	$21,587
Hardware:
Revenues	$3,359	$3,443	$3,704
Hardware products and support expenses	945	1,084	1,327
Sales and marketing expenses	388	456	520
Margin(2)	$2,026	$1,903	$1,857
Services:
Revenues	$3,021	$3,106	$3,240
Services expenses	2,393	2,656	2,703
Margin(2)	$628	$450	$537
Totals:
Revenues(1)	$40,481	$39,072	$39,526
Expenses	14,658	15,158	15,545
Margin(2)	$25,823	$23,914	$23,981

(1)

Cloud and license revenues presented for management reporting included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. The table below provides a reconciliation of our total operating segment revenues to our total consolidated revenues as reported in our consolidated statements of operations.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before benefit from (provision for) income taxes:

	Year Ended May 31,
(in millions)	2021	2020	2019
Total revenues for operating segments	$40,481	$39,072	$39,526
Cloud and license revenues(1)	(2)	(4)	(20)
Total revenues	$40,479	$39,068	$39,506

Total margin for operating segments	$25,823	$23,914	$23,981
Cloud and license revenues(1)	(2)	(4)	(20)
Research and development	(6,527)	(6,067)	(6,026)
General and administrative	(1,254)	(1,181)	(1,265)
Amortization of intangible assets	(1,379)	(1,586)	(1,689)
Acquisition related and other	(138)	(56)	(44)
Restructuring	(431)	(250)	(443)
Stock-based compensation for operating segments	(513)	(436)	(518)
Expense allocations and other, net	(366)	(438)	(441)
Interest expense	(2,496)	(1,995)	(2,082)
Non-operating income, net	282	162	815
Income before benefit from (provision for) income taxes	$12,999	$12,063	$12,268

(1)

Cloud and license revenues presented for management reporting included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. This table provides a reconciliation of our total operating segment revenues to our total revenues as reported in our consolidated statements of operations.

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

The following table is a summary of our total revenues by geographic region. The relative proportion of our total revenues between each geographic region as presented in the table below was materially consistent across each of our operating segments’ revenues for each of fiscal 2021, 2020 and 2019:

	Year Ended May 31,
(in millions)	2021	2020	2019
Americas	$21,828	$21,563	$21,856
EMEA(1)	11,894	11,035	11,270
Asia Pacific	6,757	6,470	6,380
Total revenues	$40,479	$39,068	$39,506

(1)	Comprised of Europe, the Middle East and Africa

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems.

	Year Ended May 31,
(in millions)	2021	2020	2019
Applications cloud services and license support	$11,712	$11,015	$10,553
Infrastructure cloud services and license support	16,988	16,377	16,154
Total cloud services and license support revenues	$28,700	$27,392	$26,707

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2021, 2020 or 2019.

	As of and for the Year Ended May 31,
	2021		2020		2019
(in millions)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)
United States	$18,734	$6,826	$18,428	$6,012	$18,596	$5,318
United Kingdom	2,110	685	1,904	472	2,054	423
Japan	1,988	650	1,977	655	1,848	422
Germany	1,744	561	1,510	418	1,583	263
Canada	1,281	199	1,162	169	1,166	87
Other countries	14,622	2,464	14,087	1,977	14,259	1,356
Total	$40,479	$11,385	$39,068	$9,703	$39,506	$7,869

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.
16.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2021	2020	2019
Net income	$13,746	$10,135	$11,083
Weighted average common shares outstanding	2,945	3,211	3,634
Dilutive effect of employee stock plans	77	83	98
Dilutive weighted average common shares outstanding	3,022	3,294	3,732
Basic earnings per share	$4.67	$3.16	$3.05
Diluted earnings per share	$4.55	$3.08	$2.97
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	36	56	71

(1)

These weighted shares relate to anti-dilutive restricted stock-based awards and stock options, both of which were service-based, as calculated using the treasury stock method and contingently issuable shares, substantially all of which were related to PSO agreements. Such shares could be dilutive in the future. See Note 13 for information regarding the exercise prices of our outstanding, unexercised stock options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

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

After the trial court denied Oracle’s motion for a new trial, Oracle filed a notice of appeal on January 17, 2017. On February 2, 2017, HP filed a notice of appeal of the trial court’s denial of pre-judgment interest. Oral argument was held on May 27, 2021. On June 14, 2021, the Court of Appeal affirmed both the judgment against Oracle noted above, and the denial of pre-judgment interest. Oracle has posted a mandated surety bond with the trial court for the amounts owing. No amounts have been paid or recorded to our results of operations. If the Court of Appeal’s judgment is ultimately affirmed, we would be liable for the amount of the jury award that is described above plus post-judgment interest.

We continue to believe that we have meritorious defenses against HP’s claims and intend to vigorously defend against them including our intention to petition for review by the California Supreme Court.

We cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding this process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the process related to this action is uncertain. It is possible that the resolution of this action could have a material impact on our future cash flows and results of operations.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

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

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then-two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our then-two Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020. On April 23, 2020, defendants filed a motion to dismiss, and the court held a hearing on this motion on September 24, 2020. On March 22, 2021, the court granted in part and denied in part this motion. The court dismissed the action as to one Oracle executive and the former Oracle executive. The court permitted plaintiff to proceed with only a narrow omissions theory against the remaining defendants. On April 21, 2021, defendants filed an answer to the complaint. Trial is scheduled to commence on November 6, 2023.  We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

On February 12 and May 8, 2019, two stockholder derivative lawsuits were filed in the United States District Court for the Northern District of California. The cases were consolidated, and on July 8, 2019, a single plaintiff filed a consolidated complaint. The consolidated complaint brought various claims relating to the 10b-5 class action described immediately above. The parties agreed to stay the derivative case pending resolution of defendants’ motion to dismiss the securities case, which the court granted in part and denied in part on March 22, 2021.

Plaintiff filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer, and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the class action discussed above caused harm to Oracle, and that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws.  Plaintiffs seek a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, damages, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. On June 14, 2021, the court “so ordered” a stipulation from the parties, staying this case pending resolution of the 10b-5 action.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2021

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

On December 7, 2020, plaintiffs filed a consolidated derivative complaint against all members of our Board of Directors, and Oracle as a nominal defendant, seeking declaratory and injunctive relief, monetary damages, interest, corporate governance changes, disgorgement, restitution, punitive damages, and an award of attorneys’ fees, expert fees, and costs. Plaintiffs allege that: (a) defendants breached their fiduciary duties by permitting Oracle to violate anti-discrimination laws and Oracle’s own policies, failing to ensure sufficient diversity on the board, failing to ensure an independent board chairman, rehiring Ernst & Young LLP as Oracle’s auditors, and by breaching the HP Settlement Agreement (discussed above); (b)  defendants made false and misleading statements in Oracle’s proxy statements; (c) defendants received unjust compensation and were unjustly enriched; (d) defendants aided and abetted this conduct; and (e) our Chief Technology Officer and our Chief Executive Officer are liable for abuse of control. On January 6, 2021, defendants moved to dismiss the complaint. On May 24, 2021, the court granted defendants’ motion. Regarding the claims concerning Oracle’s proxy statements, the court granted plaintiffs leave to file an amended complaint within 30 days. Regarding the remaining claims, the court granted plaintiffs leave to re-file those claims in Delaware Chancery Court.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2019	$370	$190	$(188)	$(1)	$371
May 31, 2020	$371	$245	$(195)	$(12)	$409
May 31, 2021	$409	$192	$(243)	$15	$373

Item 16.	Form 10-K Summary

None.

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.01	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	6/16/16	Oracle Corporation

4.01	Specimen Certificate of Oracle Corporation’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.04	Form of 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Note	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.05	Form of 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Note	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.06	Form of 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Note	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

4.07	Form of New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

4.08	Form of 2.50% Note due 2022, together with Officers’ Certificate issued October 25, 2012 setting forth the terms of the Note	8-K	000-51788	4.10	10/25/12	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.09	Form of 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Note	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.10	Form of 3.625% Note due 2023, together with Officers’ Certificate issued July 16, 2013 setting forth the terms of the Note	8-K	001-35992	4.12	7/16/13	Oracle Corporation

4.11	Forms of 2.80% Note due 2021, 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.12	Forms of 2.50% Notes due 2022, 2.95% Notes due 2025, 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

4.13	Forms of 1.90% Notes due 2021, 2.40% Notes due 2023, 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

4.14	Forms of 2.625% Notes due 2023, 2.950% Notes due 2024, 3.250% Notes due 2027, 3.800% Notes due 2037 and 4.000% Notes due 2047, together with Officers’ Certificate issued November 9, 2017 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/17	Oracle Corporation

4.15	Forms of 2.500% Notes due 2025, 2.800% Notes due 2027, 2.950% Notes due 2030, 3.600% Notes due 2040, 3.600% Notes due 2050 and 3.850% Notes due 2060, together with Officers’ Certificate issued April 1, 2020 setting forth the terms of the Notes	8-K	001-35992	4.1	4/1/20	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.16	Forms of 1.650% Notes due 2026, 2.300% Notes due 2028, 2.875% Notes due 2031, 3.650% Notes due 2041, 3.950% Notes due 2051 and 4.100% Notes due 2061, together with Officers’ Certificate issued March 24, 2021 setting forth the terms of the Notes	8-K	001-35992	4.1	3/24/21	Oracle Corporation

4.17	Description of Oracle Corporation’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35992	4.15	6/21/19	Oracle Corporation

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016	10-K	001-35992	10.03	6/22/16	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on November 15, 2017	8-K	001-35992	10.04	11/17/17	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	001-35992	10.05	9/18/17	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.06	6/25/15	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08*	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of February 12, 2019	10-Q	001-35992	10.09	3/18/19	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.09*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

10.10*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	6/25/15	Oracle Corporation

10.11*	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Named Executive Officers	10-Q	001-35992	10.16	9/18/17	Oracle Corporation

10.12*	Form of Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Employees (Including Section 16 Officers)	10-Q	001-35992	10.17	9/18/17	Oracle Corporation

10.13*	Oracle Corporation 2020 Equity Incentive Plan	S-8	333-249880	99.1	11/5/20	Oracle Corporation

10.14*	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan for U.S. Employees	10-Q	001-35992	10.16	12/11/20	Oracle Corporation

21.01‡	Subsidiaries of the Registrant

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Financial Officer

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (1) Consolidated Balance Sheets as of May 31, 2021 and 2020, (2) Consolidated Statements of Operations for the years ended May 31, 2021, 2020 and 2019, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2021, 2020 and 2019, (4) Consolidated Statements of Equity for the years ended May 31, 2021, 2020 and 2019, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2021, 2020 and 2019, (6) Notes to Consolidated Financial Statements and (7) Financial Statement Schedule II

104‡	The cover page from the Company’s Annual Report on Form 10-K for the year ended May 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 21, 2021	By:	/s/ Safra A. Catz
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 21, 2021
Safra A. Catz

/s/ William Corey West	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 21, 2021
William Corey West

/s/ Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer	June 21, 2021
Lawrence J. Ellison

/s/ Jeffrey O. Henley	Vice Chairman of the Board of Directors	June 21, 2021
Jeffrey O. Henley

/s/ Jeffrey S. Berg	Director	June 21, 2021
Jeffrey S. Berg

/s/ Michael J. Boskin	Director	June 21, 2021
Michael J. Boskin

/s/ Bruce R. Chizen	Director	June 21, 2021
Bruce R. Chizen

/s/ George H. Conrades	Director	June 21, 2021
George H. Conrades

/s/ Rona A. Fairhead	Director	June 21, 2021
Rona A. Fairhead

/s/ Renée J. James	Director	June 21, 2021
Renée J. James

/s/ Charles W. Moorman IV	Director	June 21, 2021
Charles W. Moorman IV

/s/ Leon E. Panetta	Director	June 21, 2021
Leon E. Panetta
/s/ William G. Parrett	Director	June 21, 2021
William G. Parrett

/s/ Naomi O. Seligman	Director	June 21, 2021
Naomi O. Seligman

/s/ Vishal Sikka	Director	June 21, 2021
Vishal Sikka