Form 10-Q
period 2021-08-31
ORACLE CORP
filed 2021-09-13
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

The number of shares of registrant’s common stock outstanding as of September 6, 2021 was: 2,738,179,000.

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

•	our expectation that our international operations will continue to provide a significant portion of our total revenues and expenses;
•	our expectation that variable expenditures that were curtailed primarily in response to COVID-19 may normalize in future periods provided global economic and health conditions improve;
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

•	the possibility that certain legal proceedings to which we are a party could have a material impact on our financial position, future cash flows and results of operations;
•	the timing and amount of expenses we expect to incur;
•	the cost savings we expect to realize pursuant to our 2022 Restructuring Plan;
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

•	our ability to predict revenues, particularly certain cloud license and on-premise license revenues and hardware revenues;
•	the percentages of remaining performance obligations that we expect to recognize as revenues over respective future periods;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “endeavors,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2021 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal 2022, which runs from June 1, 2021 to May 31, 2022.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2021 and May 31, 2021

(Unaudited)

(in millions, except per share data)	August 31, 2021	May 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$23,059	$30,098
Marketable securities	16,251	16,456
Trade receivables, net of allowances for doubtful accounts of $402 and $373 as of August 31, 2021 and May 31, 2021, respectively	4,482	5,409
Prepaid expenses and other current assets	3,325	3,604
Total current assets	47,117	55,567
Non-current assets:
Property, plant and equipment, net	7,610	7,049
Intangible assets, net	2,181	2,430
Goodwill, net	43,862	43,935
Deferred tax assets	13,391	13,636
Other non-current assets	8,763	8,490
Total non-current assets	75,807	75,540
Total assets	$122,924	$131,107
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable, current	$6,748	$8,250
Accounts payable	749	745
Accrued compensation and related benefits	1,470	2,017
Deferred revenues	10,011	8,775
Other current liabilities	4,093	4,377
Total current liabilities	23,071	24,164
Non-current liabilities:
Notes payable and other borrowings, non-current	75,970	75,995
Income taxes payable	12,315	12,345
Deferred tax liabilities	7,648	7,864
Other non-current liabilities	5,050	4,787
Total non-current liabilities	100,983	100,991
Commitments and contingencies
Oracle Corporation stockholders’ (deficit) equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,743 shares and 2,814 shares as of August 31, 2021 and May 31, 2021, respectively	25,534	26,533
Accumulated deficit	(25,679)	(20,120)
Accumulated other comprehensive loss	(1,396)	(1,175)
Total Oracle Corporation stockholders’ (deficit) equity	(1,541)	5,238
Noncontrolling interests	411	714
Total stockholders’ (deficit) equity	(1,130)	5,952
Total liabilities and stockholders’ (deficit) equity	$122,924	$131,107

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2021 and 2020

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2021	2020
Revenues:
Cloud services and license support	$7,371	$6,947
Cloud license and on-premise license	813	886
Hardware	763	814
Services	781	720
Total revenues	9,728	9,367
Operating expenses:
Cloud services and license support(1)	1,214	1,011
Hardware(1)	245	246
Services	644	623
Sales and marketing(1)	1,854	1,854
Research and development	1,684	1,589
General and administrative	298	295
Amortization of intangible assets	303	345
Acquisition related and other	21	19
Restructuring	38	174
Total operating expenses	6,301	6,156
Operating income	3,427	3,211
Interest expense	(705)	(614)
Non-operating expenses, net	(41)	(2)
Income before provision for income taxes	2,681	2,595
Provision for income taxes	224	344
Net income	$2,457	$2,251
Earnings per share:
Basic	$0.89	$0.74
Diluted	$0.86	$0.72
Weighted average common shares outstanding:
Basic	2,769	3,041
Diluted	2,861	3,107

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2021 and 2020

(Unaudited)

	Three Months Ended August 31,
(in millions)	2021	2020
Net income	$2,457	$2,251
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(223)	325
Net unrealized gains on defined benefit plans	2	46
Net unrealized gains on marketable securities	—	3
Net unrealized gains on cash flow hedges	—	5
Total other comprehensive (loss) income, net	(221)	379
Comprehensive income	$2,236	$2,630

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three Months Ended August 31, 2021 and 2020

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2021	2020
Common stock and additional paid in capital
Balance, beginning of period	$26,533	$26,486
Common stock issued	148	567
Stock-based compensation	545	428
Repurchases of common stock	(872)	(765)
Other, net	(820)	(478)
Balance, end of period	$25,534	$26,238
Accumulated deficit
Balance, beginning of period	$(20,120)	$(12,696)
Repurchases of common stock	(7,128)	(4,235)
Cash dividends declared	(887)	(730)
Net income	2,457	2,251
Other, net	(1)	—
Balance, end of period	$(25,679)	$(15,410)
Other stockholders’ (deficit) equity, net
Balance, beginning of period	$(461)	$(1,073)
Other comprehensive (loss) income, net	(221)	379
Other, net	(303)	6
Balance, end of period	$(985)	$(688)
Total stockholders’ (deficit) equity	$(1,130)	$10,140
Cash dividends declared per common share	$0.32	$0.24

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2021 and 2020

(Unaudited)

	Three Months Ended August 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$2,457	$2,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	454	356
Amortization of intangible assets	303	345
Deferred income taxes	(15)	173
Stock-based compensation	545	428
Other, net	(27)	78
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	852	1,077
Decrease in prepaid expenses and other assets	270	380
Decrease in accounts payable and other liabilities	(713)	(294)
Decrease in income taxes payable	(221)	(586)
Increase in deferred revenues	1,486	1,745
Net cash provided by operating activities	5,391	5,953
Cash flows from investing activities:
Purchases of marketable securities and other investments	(7,671)	(10,678)
Proceeds from sales and maturities of marketable securities and other investments	8,002	1,459
Acquisitions, net of cash acquired	(50)	—
Capital expenditures	(1,062)	(436)
Net cash used for investing activities	(781)	(9,655)
Cash flows from financing activities:
Payments for repurchases of common stock	(7,995)	(4,945)
Proceeds from issuances of common stock	148	567
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(820)	(478)
Payments of dividends to stockholders	(887)	(730)
Repayments of borrowings	(1,500)	(1,000)
Other, net	(414)	93
Net cash used for financing activities	(11,468)	(6,493)
Effect of exchange rate changes on cash and cash equivalents	(181)	232
Net decrease in cash and cash equivalents	(7,039)	(9,963)
Cash and cash equivalents at beginning of period	30,098	37,239
Cash and cash equivalents at end of period	$23,059	$27,276
Non-cash financing activities:
Change in unsettled repurchases of common stock	$5	$55

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

1.	BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2022.

During the first quarter of fiscal 2022, we adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which did not have a material impact to our current or historical condensed consolidated financial statements. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended August 31, 2021.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of August 31, 2021 and May 31, 2021 and our condensed consolidated statements of cash flows for the three months ended August 31, 2021 and 2020 was nominal.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of August 31, 2021 and May 31, 2021. The revenues recognized during the three months ended August 31, 2021 and 2020, respectively, that were included in the opening deferred revenues balances as of May 31, 2021 and 2020, respectively, were approximately $3.7 billion and $3.4 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three months ended August 31, 2021 and 2020.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, were $38.7 billion as of August 31, 2021, approximately 60% of which we expect to recognize as revenues over the next twelve months, 29% over the subsequent month 13 to month 36, and the remainder thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $656 million and $677 million for the three months ended August 31, 2021 and 2020, respectively.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
(in millions)	2021	2020
Transitional and other employee related costs	$2	$2
Business combination adjustments, net	3	1
Other, net	16	16
Total acquisition related and other expenses	$21	$19

Non-Operating Expenses, net

Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to equity securities and non-service net periodic pension income and losses.

	Three Months Ended August 31,
(in millions)	2021	2020
Interest income	$20	$31
Foreign currency losses, net	(35)	(50)
Noncontrolling interests in income	(47)	(38)
Other, net	21	55
Total non-operating expenses, net	$(41)	$(2)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

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

2.	ACQUISITIONS

Fiscal 2022 and 2021 Acquisitions

During the first quarter of fiscal 2022 and full year fiscal 2021, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2021			May 31, 2021
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$5,269	$—	$5,269	$12,263	$—	$12,263
Corporate debt securities and other	2,204	9,450	11,654	1,250	8,220	9,470
Commercial paper debt securities	—	9,510	9,510	—	11,712	11,712
Derivative financial instruments	—	35	35	—	73	73
Total assets	$7,473	$18,995	$26,468	$13,513	$20,005	$33,518

We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of money market funds, Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included securities with original maturities at the time of purchase greater than three months and the remainder of the securities were included in cash and cash equivalents. As of August 31, 2021 and May 31, 2021, substantially all of our marketable securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $82.7 billion and $84.2 billion of senior notes and the related fair value hedges that we had outstanding as of August 31, 2021 and May 31, 2021, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at August 31, 2021 and May 31, 2021 were $90.2 billion and $89.6 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2022 and the net book value of intangible assets as of August 31, 2021 and May 31, 2021 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2021	Additions & Adjustments, net(1)	August 31, 2021	May 31, 2021	Expense	August 31, 2021	May 31, 2021	August 31, 2021
Developed technology	$4,237	$59	$4,296	$(3,621)	$(127)	$(3,748)	$616	$548	3
Cloud services and license support agreements and related relationships	5,497	(5)	5,492	(3,834)	(155)	(3,989)	1,663	1,503	N.A.
Other	1,269	—	1,269	(1,118)	(21)	(1,139)	151	130	N.A.
Total intangible assets, net	$11,003	$54	$11,057	$(8,573)	$(303)	$(8,876)	$2,430	$2,181

(1)	Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2022.

As of August 31, 2021, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2022	$834
Fiscal 2023	716
Fiscal 2024	473
Fiscal 2025	124
Fiscal 2026	24
Fiscal 2027	6
Thereafter	4
Total intangible assets, net	$2,181

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2021 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2021	$39,786	$2,367	$1,782	$43,935
Goodwill adjustments, net(1)	186	—	(259)	(73)
Balances as of August 31, 2021	$39,972	$2,367	$1,523	$43,862

(1)	Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations and the realignment of an operating segment component.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2022 Oracle Restructuring Plan

During the first quarter of fiscal 2022, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2022 Restructuring Plan). The total estimated restructuring costs associated with the 2022 Restructuring Plan are up to $353 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $55 million of restructuring expenses in connection with the 2022 Restructuring Plan in the first three months of fiscal 2022 and we expect to incur the majority of the estimated remaining $298 million through the end of fiscal 2023. Any changes to the estimates of executing the 2022 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

		Three Months Ended August 31, 2021				Accrued August 31, 2021(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)	Accrued May 31, 2021(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2022 Restructuring Plan(1)
Cloud and license	$—	$37	$—	$(13)	$—	$24	$37	$247
Hardware	—	3	—	(2)	—	1	3	26
Services	—	4	—	(1)	—	3	4	37
Other(6)	—	11	—	(2)	—	9	11	43
Total 2022 Restructuring Plan	$—	$55	$—	$(18)	$—	$37	$55	$353
Total other restructuring plans(7)	$225	$—	$(17)	$(50)	$(6)	$152
Total restructuring plans	$225	$55	$(17)	$(68)	$(6)	$189

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)	As of August 31, 2021 and May 31, 2021, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the current period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other adjustments.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2021	May 31, 2021
Cloud services and license support	$9,033	$7,728
Hardware	599	618
Services	318	399
Cloud license and on-premise license	61	30
Deferred revenues, current	10,011	8,775
Deferred revenues, non-current (in other non-current liabilities)	773	679
Total deferred revenues	$10,784	$9,454

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

7.	STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2021, approximately $7.6 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 94.0 million shares for $8.0 billion during the three months ended August 31, 2021 (including 0.8 million shares for $71 million that were repurchased but not settled) and 89.8 million shares for $5.0 billion during the three months ended August 31, 2020 under the stock repurchase program.

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

Dividends on Common Stock

In September 2021, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock. The dividend is payable on October 26, 2021 to stockholders of record as of the close of business on October 12, 2021. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2022 Stock‑Based Awards Activity and Compensation Expense

During the first quarter of fiscal 2022, we issued 47 million restricted stock-based units (RSUs), substantially all of which were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions. These fiscal 2022 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 2 million shares during the first quarter of fiscal 2022.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

The RSUs that were granted during the three months ended August 31, 2021 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

Further, during the first quarter of fiscal 2022, the Compensation Committee of our Board of Directors approved an amendment to the terms of the performance-based stock options (PSOs) granted on July 20, 2017 to our Chief Executive Officer and Chief Technology Officer. The amendment extends the term of the performance period for each of the six tranches of the PSOs that require the attainment of both a performance metric and a market capitalization metric by three additional fiscal years from May 31, 2022 to May 31, 2025. A seventh PSO tranche that was based upon a market-based metric was achieved and accordingly the tranche vested in the first quarter of fiscal 2022 without any amendment. If any of the remaining operational and market capitalization performance goals are achieved before May 31, 2025 additional tranches may vest. Upon amendment, we estimated the revised fair values of the six unvested tranches of the PSOs using a Monte Carlo simulation approach. We will recognize incremental stock-based compensation expense if any of the remaining unvested tranches becomes probable of achievement over the longer of the (a) estimated implicit service period for performance-metric achievement, or (b) derived service period for market-based metric achievement. We have preliminarily estimated service periods for those tranches that have been deemed probable of achievement to be approximately three to four years.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2021	2020
Cloud services and license support	$40	$30
Hardware	3	3
Services	14	12
Sales and marketing	95	71
Research and development	344	276
General and administrative	49	36
Total stock-based compensation	$545	$428

8.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 8.4% and 13.3% for the three months ended August 31, 2021 and 2020, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

Our net deferred tax assets were $5.7 billion and $5.8 billion as of August 31, 2021 and May 31, 2021, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2020. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2010 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2007, and we are no longer subject to audit for those periods.

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

9.	SEGMENT INFORMATION

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

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

Our hardware business provides infrastructure technologies including Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware-related software to support diverse IT environments. Our hardware business also offers hardware support, which provides customers with software updates for the software components that are essential to the functionality of their hardware products and can also include product repairs, maintenance services and technical support services.

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended August 31,
(in millions)	2021	2020
Cloud and license:
Revenues(1)	$8,184	$7,834
Cloud services and license support expenses	1,153	958
Sales and marketing expenses	1,626	1,633
Margin(2)	$5,405	$5,243
Hardware:
Revenues	$763	$814
Hardware products and support expenses	238	239
Sales and marketing expenses	89	98
Margin(2)	$436	$477
Services:
Revenues	$781	$720
Services expenses	609	585
Margin(2)	$172	$135
Totals:
Revenues(1)	$9,728	$9,368
Expenses	3,715	3,513
Margin(2)	$6,013	$5,855

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

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating expenses, net.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2021	2020
Total revenues for operating segments	$9,728	$9,368
Cloud and license revenues(1)	—	(1)
Total revenues	$9,728	$9,367

Total margin for operating segments	$6,013	$5,855
Cloud and license revenues(1)	—	(1)
Research and development	(1,684)	(1,589)
General and administrative	(298)	(295)
Amortization of intangible assets	(303)	(345)
Acquisition related and other	(21)	(19)
Restructuring	(38)	(174)
Stock-based compensation for operating segments	(152)	(116)
Expense allocations and other, net	(90)	(105)
Interest expense	(705)	(614)
Non-operating expenses, net	(41)	(2)
Income before provision for income taxes	$2,681	$2,595

(1)

Cloud and license revenues presented for management reporting included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. This table includes a reconciliation of our total operating segment revenues to our total revenues as reported in our condensed consolidated statements of operations.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

	Three Months Ended August 31,
(in millions)	2021	2020
Americas	$5,321	$5,068
EMEA(1)	2,784	2,738
Asia Pacific	1,623	1,561
Total revenues	$9,728	$9,367

(1)	Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems.

	Three Months Ended August 31,
(in millions)	2021	2020
Applications cloud services and license support	$3,041	$2,816
Infrastructure cloud services and license support	4,330	4,131
Total cloud services and license support revenues	$7,371	$6,947

10.	EARNINGS PER SHARE

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

	Three Months Ended August 31,
(in millions, except per share data)	2021	2020
Net income	$2,457	$2,251
Weighted average common shares outstanding	2,769	3,041
Dilutive effect of employee stock plans	92	66
Dilutive weighted average common shares outstanding	2,861	3,107
Basic earnings per share	$0.89	$0.74
Diluted earnings per share	$0.86	$0.72
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	30	36

(1)	Substantially all of these weighted shares are related to contingently issuable shares related to PSO arrangements that could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

11.	LEGAL PROCEEDINGS

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

After the trial court denied Oracle’s motion for a new trial, Oracle filed a notice of appeal on January 17, 2017. On February 2, 2017, HP filed a notice of appeal of the trial court’s denial of pre-judgment interest. Oral argument was held on May 27, 2021. On June 14, 2021, the Court of Appeal affirmed both the judgment against Oracle noted above, and the denial of pre-judgment interest. Oracle has posted a mandated surety bond with the trial court for the amounts owing. On June 29, 2021, Oracle filed a Petition for Rehearing with the Court of Appeal, which was denied on July 8, 2021. On July 26, 2021, Oracle filed a Petition for Review with the California Supreme Court, and briefing on that Petition is now complete. No amounts have been paid or recorded to our results of operations. If the Court of Appeal’s judgment is ultimately affirmed, we would be liable for the amount of the jury award that is described above plus post-judgment interest.

We continue to believe that we have meritorious defenses against HP’s claims and intend to vigorously defend against them.

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

August 31, 2021

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

After plaintiff filed the July 18, 2017 complaint, an additional plaintiff joined the case. Plaintiffs filed several amended complaints, and filed their most recent amended complaint on December 11, 2020. The operative complaint asserts claims for breach of fiduciary duty against our Chief Executive Officer, our Chief Technology Officer, the estate of Mark Hurd (our former Chief Executive Officer who passed away on October 18, 2019), and two other members of our Board of Directors. Oracle is named as a nominal defendant. On December 11, 2020, the estate of Mark Hurd and the two other members of our Board of Directors moved to dismiss this complaint, and a hearing on this motion was held on February 16, 2021. On June 21, 2021, the court granted this motion as to the estate of Mark Hurd and one Board member and denied the motion as to the other Board member, who filed an answer to the complaint on August 9, 2021. On December 28, 2020, our Chief Executive Officer, our Chief Technology Officer, and Oracle as a nominal defendant filed answers to the operative complaint.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2021

(Unaudited)

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

On December 7, 2020, plaintiffs filed a consolidated derivative complaint against all members of our Board of Directors, and Oracle as a nominal defendant, seeking declaratory and injunctive relief, monetary damages, interest, corporate governance changes, disgorgement, restitution, punitive damages, and an award of attorneys’ fees, expert fees, and costs. Plaintiffs allege that: (a) defendants breached their fiduciary duties by permitting Oracle to violate anti-discrimination laws and Oracle’s own policies, failing to ensure sufficient diversity on the board, failing to ensure an independent board chairman, rehiring Ernst & Young LLP as Oracle’s auditors, and by breaching the HP Settlement Agreement (discussed above); (b) defendants made false and misleading statements in Oracle’s proxy statements; (c) defendants received unjust compensation and were unjustly enriched; (d) defendants aided and abetted this conduct; and (e) our Chief Technology Officer and our Chief Executive Officer are liable for abuse of control. On January 6, 2021, defendants moved to dismiss the complaint. On May 24, 2021, the court granted defendants’ motion. Regarding the claims concerning Oracle’s proxy statements, the court granted plaintiffs leave to file an amended complaint within 30 days. Plaintiffs did not file an amended complaint within 30 days. On September 3, 2021, the court entered judgment for defendants on these claims. Regarding the remaining claims, the court granted plaintiffs leave to re-file those claims in Delaware Chancery Court.

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

We have three businesses: cloud and license; hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which include our Chief Executive Officer and Chief Technology Officer, view our operating results and allocate resources.

Impacts of the COVID-19 Pandemic on Oracle’s Business

For a discussion of the impacts on and risks to our business from COVID-19, please refer to “Impacts of the COVID-19 Pandemic on Oracle’s Business” included in Item 1 Business and certain risk factors included in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021; and the information presented below in Results of Operations as a part of this Item 2 of this Quarterly Report.

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services and license support revenues relative to our cloud license and on-premise license revenues, hardware revenues and services revenues has increased and we expect this trend to continue. Cloud services and license support revenues represented 76% and 74% of our total revenues in the first three months of fiscal 2022 and 2021, respectively.

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

Our cloud and license business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud and license business’ revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud and license business’ revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud services and license support contracts to the customer contract base that we generally recognize as revenues ratably or based upon customer usage over the respective contractual terms and the renewal of existing customers’ cloud services and license support contracts over the course of each fiscal year that we generally recognize as revenues in a similar manner; and the historical upward trend of our cloud license and on-premise license revenues, which we generally recognize at a point in time upon delivery; in each case over those four fiscal quarterly periods.

Hardware Business

Our hardware business, which represented 8% of our total revenues on a trailing 4-quarter basis, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

During the first quarter of fiscal 2022, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2021 provides a more complete discussion of our critical accounting policies and estimates.

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

Consistent with our internal management reporting processes, the below operating segment presentation is noted to include any revenues adjustments related to cloud services and license support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of our total operating segment revenues as presented in the discussion below to total revenues as presented per our condensed consolidated statements of operations for all periods presented.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating expenses, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before provision for income taxes as presented per our condensed consolidated statements of operations for all periods presented.

We experienced COVID-19 related impacts to our businesses during each of the first quarter of fiscal 2022 and 2021. Certain of these historical impacts on our operating results are further discussed below. Any future impacts are currently unknown.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2021, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2021 and 2020, our financial statements would reflect reported revenues of $1.17 million in the first quarter of fiscal 2022 (using 1.17 as the month-end average exchange rate for the period) and $1.18 million in the first quarter of fiscal 2021 (using 1.18 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first quarter of fiscal 2022 and 2021 using the May 31, 2021 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Total Revenues by Geography:
Americas	$5,321	5%	4%	$5,068
EMEA(1)	2,784	2%	-1%	2,738
Asia Pacific	1,623	4%	3%	1,561
Total revenues	9,728	4%	2%	9,367
Total Operating Expenses	6,301	2%	1%	6,156
Total Operating Margin	$3,427	7%	5%	$3,211
Total Operating Margin %	35%			34%
% Revenues by Geography:
Americas	55%			54%
EMEA	28%			29%
Asia Pacific	17%			17%
Total Revenues by Business:
Cloud and license	$8,184	4%	3%	$7,833
Hardware	763	-6%	-7%	814
Services	781	8%	7%	720
Total revenues	$9,728	4%	2%	$9,367
% Revenues by Business:
Cloud and license	84%			83%
Hardware	8%			9%
Services	8%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased in the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, due to growth in our cloud and license business’ revenues and services business’ revenues, which were partially offset by a decline in our hardware business’ revenues. The constant currency increase in our cloud and license business’ revenues during the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, was primarily attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services. The constant currency increase in our services business’ revenues during the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, was attributable to an increase in revenues for all of our primary services offerings. The constant currency decrease in our hardware business’ revenues during the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services. All three of our businesses’ revenues were adversely impacted during each of the first quarter of fiscal 2022 and 2021 due to the effects of the COVID-19 pandemic. While we expect these effects to be temporary, the impacts of COVID-19 for future periods are unknown. In constant currency, total revenues growth during the first quarter of fiscal 2022 in the Americas and Asia Pacific regions was partially offset by a slight decline in total revenues growth in the EMEA region.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased during the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, primarily due to higher cloud services and license support expenses, which increased primarily due to higher infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher services expenses, which increased primarily due to higher external contractor expenses; and higher research and development expenses, which increased primarily due to higher employee related expenses. These constant currency expense increases were partially offset by lower amortization of intangible assets and lower restructuring expenses during the first quarter of fiscal 2022. In addition, during the first quarter of fiscal 2022, we recorded a $125 million gain on an operating asset sale, which was allocated as a benefit to most of our operating expense lines as presented per our condensed consolidated statement of operations during this period. During each of the first quarter of fiscal 2022 and fiscal 2021, we curtailed a number of variable expenditures across all of our lines of businesses and functions including employee travel expenses and marketing expenses, among others, primarily in response to COVID-19. We expect certain of these expenses may normalize in future periods provided global economic and health conditions improve.

In constant currency, our total operating margin and total operating margin as a percentage of total revenues increased in the first quarter of fiscal 2022, relative to the corresponding prior year period, due to higher revenues and the aforementioned gain.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended August 31,
(in millions)	2021	2020
Cloud services and license support deferred revenues(1)	$—	$1
Amortization of intangible assets(2)	303	345
Acquisition related and other(3)	21	19
Restructuring(4)	38	174
Stock-based compensation, operating segments(5)	152	116
Stock-based compensation, R&D and G&A(5)	393	312
Income tax effects(6)	(420)	(336)
	$487	$631

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of August 31, 2021, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2022	$834
Fiscal 2023	716
Fiscal 2024	473
Fiscal 2025	124
Fiscal 2026	24
Fiscal 2027	6
Thereafter	4
Total intangible assets, net	$2,181

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first quarter of fiscal 2022 primarily related to employee severance in connection with our Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Restructuring expenses during the first quarter of fiscal 2021 primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2021	2020
Cloud services and license support	$40	$30
Hardware	3	3
Services	14	12
Sales and marketing	95	71
Stock-based compensation, operating segments	152	116
Research and development	344	276
General and administrative	49	36
Total stock-based compensation	$545	$428

(6)

For the first quarter of fiscal 2022 and 2021, respectively, the applicable jurisdictional tax rates applied to our income before provision for income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, and for the first quarter of fiscal 2022, after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure, resulted in effective tax rates of 18.0% and 19.1%, respectively, instead of 8.4% and 13.3%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Cloud and License Revenues:
Americas(1)	$4,582	6%	5%	$4,321
EMEA	2,297	0%	-3%	2,293
Asia Pacific	1,305	7%	6%	1,220
Total revenues(1)	8,184	4%	3%	7,834
Expenses:
Cloud services and license support(2)	1,153	20%	19%	958
Sales and marketing(2)	1,626	0%	-2%	1,633
Total expenses(2)	2,779	7%	6%	2,591
Total Margin	$5,405	3%	2%	$5,243
Total Margin %	66%			67%
% Revenues by Geography:
Americas	56%			55%
EMEA	28%			29%
Asia Pacific	16%			16%
Revenues by Offerings:
Cloud services and license support(1)	$7,371	6%	5%	$6,948
Cloud license and on-premise license	813	-8%	-9%	886
Total revenues(1)	$8,184	4%	3%	$7,834
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support(1)	$3,041	8%	7%	$2,817
Infrastructure cloud services and license support(1)	4,330	5%	3%	4,131
Total cloud services and license support revenues(1)	$7,371	6%	5%	$6,948

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

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, primarily due to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support for which we delivered such cloud and support services during the periods presented. This increase in our first quarter of fiscal 2022 cloud and license business’ revenues was partially offset by a decline in EMEA license revenues during the fiscal 2022 period due to an exceptionally strong license result during the corresponding prior year period. The growth in our cloud and license business’ revenues was adversely impacted during each of the first quarter of fiscal 2022 and fiscal 2021 due to the COVID-19 pandemic, and the impacts of COVID-19 for future periods are unknown. In constant currency, total revenue growth in the Americas and Asia Pacific regions was partially offset by a decline in total revenue growth in the EMEA region for this business during the first quarter of fiscal 2022.

In constant currency, our total cloud and license business’ expenses increased in the first quarter of fiscal 2022, relative to the corresponding prior year period, due to higher cloud services and license support expenses during the first quarter of fiscal 2022, which were primarily attributable to higher technology infrastructure expenses and higher employee related expenses to support the increase in our cloud and license business’ revenues. These constant currency expense increases were partially offset by lower sales and marketing expenses, which decreased primarily due to an allocation of the gain from the operating asset sale described above, partially offset by higher employee related expenses and higher marketing expenses. Our cloud services and license support expenses have grown in recent periods and we expect this growth to accelerate during fiscal 2022 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased during the first quarter of fiscal 2022 relative to the first quarter of fiscal 2021 due to the increase in total revenues. Total margin as a percentage of revenues for this segment decreased marginally during the first quarter of fiscal 2022 in comparison to the prior year period due to expenses growth.

Hardware Business

Our hardware business’ revenues are generated from the sales of our Oracle Engineered Systems, server, storage, and industry-specific hardware offerings. The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and that are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty and related expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Hardware Revenues:
Americas	$372	-9%	-10%	$409
EMEA	232	5%	4%	220
Asia Pacific	159	-14%	-15%	185
Total revenues	763	-6%	-7%	814
Expenses:
Hardware products and support(1)	238	0%	-2%	239
Sales and marketing(1)	89	-9%	-10%	98
Total expenses(1)	327	-3%	-4%	337
Total Margin	$436	-9%	-10%	$477
Total Margin %	57%			59%
% Revenues by Geography:
Americas	49%			50%
EMEA	30%			27%
Asia Pacific	21%			23%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP‑based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our constant currency hardware revenues declined in the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, primarily due to our continued emphasis on the marketing and sale of our growing cloud-based infrastructure technologies and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services, the net impact of which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Our hardware business’ revenues were also adversely impacted during each of the first quarter of fiscal 2022 and fiscal 2021 due to the impacts of the COVID-19 pandemic, and any such prospective impacts are unknown. Constant currency decreases in hardware revenue growth in the Americas and Asia Pacific regions were partially offset by a constant currency increase in hardware revenue growth in the EMEA region during the first quarter of fiscal 2022.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to lower hardware product expenses, lower hardware support costs and lower sales and marketing costs, all of which aligned to lower hardware revenues.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues decreased in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 due to lower total revenues for this business.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Services Revenues:
Americas	$367	8%	7%	$339
EMEA	255	13%	10%	225
Asia Pacific	159	2%	2%	156
Total revenues	781	8%	7%	720
Total Expenses(1)	609	4%	2%	585
Total Margin	$172	28%	27%	$135
Total Margin %	22%			19%
% Revenues by Geography:
Americas	47%			47%
EMEA	33%			31%
Asia Pacific	20%			22%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, due to revenue increases in each of our primary services offerings. Our services business revenues were adversely affected during each of the first quarter of fiscal 2022 and fiscal 2021 by the impacts of COVID-19, including the impacts of consulting project delays due to customer resource constraints and in-person meeting restrictions imposed by certain jurisdictions. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 48%, 47% and 5%, respectively, to the constant currency revenues growth for this business in the first quarter of fiscal 2022.

In constant currency, total services expenses increased in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to higher external contractor expenses.

In constant currency, total margin and total margin as a percentage of total services revenues increased during the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, in each case due to higher total revenues for this business.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Research and development(1)	$1,340	2%	1%	$1,313
Stock-based compensation	344	25%	25%	276
Total expenses	$1,684	6%	5%	$1,589
% of Total Revenues	18%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to higher employee related expenses due to increased headcount and higher stock-based compensation expenses, partially offset by an allocation of the gain from the operating asset sale described above.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
General and administrative(1)	$249	-4%	-5%	$259
Stock-based compensation	49	38%	38%	36
Total expenses	$298	1%	0%	$295
% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses were flat during the first quarter of fiscal 2022 in comparison to the first quarter of fiscal 2021 as higher stock-based compensation expenses were offset by an allocation of the gain from an operating asset sale as described above.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Developed technology	$127	-19%	-19%	$158
Cloud services and license support agreements and related relationships	155	-6%	-5%	164
Other	21	-6%	-6%	23
Total amortization of intangible assets	$303	-12%	-12%	$345

Amortization of intangible assets decreased in the first quarter of fiscal 2022 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by a smaller amount of additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Transitional and other employee related costs	$2	-6%	-6%	$2
Business combination adjustments, net	3	182%	181%	1
Other, net	16	-6%	-6%	16
Total acquisition related and other expenses	$21	4%	4%	$19

On a constant currency basis, acquisition related and other expenses increased modestly during the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, primarily due to higher business combination adjustments, net.

Restructuring Expenses: Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies and/or other strategic initiatives. Restructuring expenses consist of employee severance costs and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Restructuring expenses	$38	-78%	-78%	$174

Restructuring expenses in the first quarter of fiscal 2022 primarily related to our 2022 Restructuring Plan. Restructuring expenses in the first quarter of fiscal 2021 primarily related to our 2019 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2022 Restructuring Plan and the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by our 2022 Restructuring Plan were effected to implement our continued emphasis in developing, marketing and selling our cloud-based offerings. These initiatives impacted certain of our sales and marketing and research and development operations. Certain of the cost savings realized pursuant to our 2022 Restructuring Plan initiatives were offset by investments in resources and geographies that better address the development, marketing, sale and delivery of our cloud‑based offerings including investments in our second‑generation cloud infrastructure.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Interest expense	$705	15%	15%	$614

Interest expense increased during the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, primarily due to higher average borrowings resulting from our issuance of $15.0 billion of senior notes in March 2021.

Non-Operating Expenses, net:   Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to equity securities and non-service net periodic pension income and losses.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Interest income	$20	-37%	-37%	$31
Foreign currency losses, net	(35)	-31%	-35%	(50)
Noncontrolling interests in income	(47)	25%	25%	(38)
Other, net	21	-62%	-61%	55
Total non-operating expenses, net	$(41)	*	*	$(2)

*	Not meaningful

Our non-operating expenses, net increased in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to lower other income, net, which was primarily attributable to changes in market values associated with certain marketable equity securities that we held for certain employee benefit plans and classified as trading, and for which an equal and offsetting amount was recorded to our operating expenses in the same period; and due to higher losses associated with equity investments for which we follow the equity method of accounting; in each case during the first quarter of fiscal 2022 relative to the first quarter of fiscal 2021.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2021	Actual	Constant	2020
Provision for income taxes	$224	-35%	-36%	$344
Effective tax rate	8.4%			13.3%

Provision for income taxes decreased during the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021, primarily due to an increase in tax benefits related to stock-based compensation partially offset by higher income before provision for income taxes.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2021	Change	May 31, 2021
Working capital	$24,046	-23%	$31,403
Cash, cash equivalents and marketable securities	$39,310	-16%	$46,554

Working capital:   The decrease in working capital as of August 31, 2021 in comparison to May 31, 2021 was primarily due to cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures during the first quarter of fiscal 2022. These unfavorable impacts were partially offset by the favorable impacts to our net current assets resulting from our net income during the first quarter of fiscal 2022 and cash proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at August 31, 2021 in comparison to May 31, 2021 was primarily due to $8.0 billion of settled repurchases of our common stock, debt repayments, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first quarter of fiscal 2022 were partially offset by certain cash inflows generated by our operations and from stock option exercises during the first quarter of fiscal 2022.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first quarter of fiscal 2022, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of August 31, 2021 relative to what we would have reported using constant currency rates from the May 31, 2021 balance sheet date.

	Three Months Ended August 31,
(Dollars in millions)	2021	Change	2020
Net cash provided by operating activities	$5,391	-9%	$5,953
Net cash used for investing activities	$(781)	-92%	$(9,655)
Net cash used for financing activities	$(11,468)	77%	$(6,493)

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

Net cash provided by operating activities decreased during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to certain cash unfavorable working capital changes, net, partially offset by higher net income, in each case in the first quarter of fiscal 2022, relative to the first quarter of fiscal 2021.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily resulting from a decrease in cash used for the purchases of marketable securities and other investments and an increase in cash proceeds from sales and maturities of marketable securities and other investments, partially offset by an increase in capital expenditures, in each case during the first quarter of fiscal 2022 relative to the first quarter of fiscal 2021.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities increased during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily due to higher stock repurchases, higher payments of dividends, higher net cash used for our employee stock program and higher debt repayments, in each case during the first quarter of fiscal 2022 in comparison to the first quarter of fiscal 2021.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2021	Change	2020
Net cash provided by operating activities	$15,325	17%	$13,092
Capital expenditures	(2,761)	71%	(1,614)
Free cash flow	$12,564	9%	$11,478
Net income	$13,952		$10,249
Free cash flow as percent of net income	90%		112%

Contractual Obligations:   During the first quarter of fiscal 2022, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2021.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2018 has been a weighted-average annualized rate of 1.0% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at August 31, 2021, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2021, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 8.3%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2022. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2021 for a more complete discussion of the market risks we encounter.

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

The material set forth in Note 8 (pertaining to information regarding contingencies related to our income taxes) and Note 11 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for our fiscal year ended May 31, 2021. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2021, approximately $7.6 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2021—June 30, 2021	30.8	$81.19	30.8	$13,148.4
July 1, 2021—July 31, 2021	52.0	$86.49	52.0	$8,648.4
August 1, 2021—August 31, 2021	11.2	$89.50	11.2	$7,648.4
Total	94.0	$85.11	94.0

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.15*	First Amendment to Performance-Based Stock Option Agreement with Lawrence J. Ellison and Safra A. Catz under the Amended and Restated 2000 Long-Term Equity Incentive Plan	8-K	001-35992	10.15	7/7/21	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of August 31, 2021 and May 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three months ended August 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, formatted in Inline XBRL

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 13, 2021	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 13, 2021	By:	/s/ William Corey West
William Corey West
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)