Form 10-Q
period 2021-11-30
ORACLE CORP
filed 2021-12-10
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

The number of shares of registrant’s common stock outstanding as of December 6, 2021 was: 2,670,447,000.

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
•

our belief that we have adequately provided under U.S. generally accepted accounting principles for outcomes related to our tax audits and that the final outcome of our tax-related examinations, agreements or judicial proceedings will not have a material effect on our results of operations, our belief that our net deferred tax assets will likely be realized in the foreseeable future, and our expectations regarding the “Build Back Better Act” budget reconciliation bill;

•

our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any;

•	our expectation that certain litigation related charges will not recur;
•	the possibility that certain legal proceedings to which we are a party could have a material impact on our financial position, future cash flows and results of operations;
•	the timing and amount of expenses we expect to incur;
•	the cost savings we expect to realize pursuant to our Fiscal 2022 Oracle Restructuring Plan;

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
•

our expectation that, to the extent customers renew support contracts or cloud SaaS and IaaS contracts from companies that we have acquired prior to fiscal 2022, we will recognize revenues for the full contracts’ values over the respective renewal periods;

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2021 and May 31, 2021

(Unaudited)

(in millions, except per share data)	November 30, 2021	May 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,938	$30,098
Marketable securities	4,900	16,456
Trade receivables, net of allowances for doubtful accounts of $392 and $373 as of November 30, 2021 and May 31, 2021, respectively	4,462	5,409
Prepaid expenses and other current assets	3,778	3,604
Total current assets	31,078	55,567
Non-current assets:
Property, plant and equipment, net	8,029	7,049
Intangible assets, net	1,881	2,430
Goodwill, net	43,842	43,935
Deferred tax assets	13,265	13,636
Other non-current assets	8,802	8,490
Total non-current assets	75,819	75,540
Total assets	$106,897	$131,107
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Notes payable, current	$4,998	$8,250
Accounts payable	1,034	745
Accrued compensation and related benefits	1,503	2,017
Deferred revenues	7,937	8,775
Other current liabilities	3,409	4,377
Total current liabilities	18,881	24,164
Non-current liabilities:
Notes payable and other borrowings, non-current	73,433	75,995
Income taxes payable	12,122	12,345
Deferred tax liabilities	6,777	7,864
Other non-current liabilities	5,342	4,787
Total non-current liabilities	97,674	100,991
Commitments and contingencies
Oracle Corporation stockholders’ (deficit) equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,671 shares and 2,814 shares as of November 30, 2021 and May 31, 2021, respectively	25,591	26,533
Accumulated deficit	(34,076)	(20,120)
Accumulated other comprehensive loss	(1,616)	(1,175)
Total Oracle Corporation stockholders’ (deficit) equity	(10,101)	5,238
Noncontrolling interests	443	714
Total stockholders’ (deficit) equity	(9,658)	5,952
Total liabilities and stockholders’ (deficit) equity	$106,897	$131,107

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2021 and 2020

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenues:
Cloud services and license support	$7,554	$7,112	$14,925	$14,059
Cloud license and on-premise license	1,237	1,092	2,049	1,978
Hardware	767	844	1,530	1,658
Services	802	752	1,583	1,472
Total revenues	10,360	9,800	20,087	19,167
Operating expenses:
Cloud services and license support(1)	1,259	1,064	2,472	2,075
Hardware(1)	229	244	474	490
Services	671	631	1,315	1,254
Sales and marketing(1)	1,954	1,836	3,808	3,690
Research and development	1,754	1,601	3,438	3,190
General and administrative	319	324	618	619
Amortization of intangible assets	299	345	603	690
Acquisition related and other	4,667	76	4,687	95
Restructuring	32	96	70	270
Total operating expenses	11,184	6,217	17,485	12,373
Operating (loss) income	(824)	3,583	2,602	6,794
Interest expense	(679)	(600)	(1,384)	(1,214)
Non-operating income (expenses), net	7	(11)	(34)	(13)
(Loss) income before income taxes	(1,496)	2,972	1,184	5,567
Benefit from (provision for) income taxes	249	(530)	25	(874)
Net (loss) income	$(1,247)	$2,442	$1,209	$4,693
(Loss) earnings per share:
Basic	$(0.46)	$0.82	$0.44	$1.56
Diluted	$(0.46)	$0.80	$0.43	$1.53
Weighted average common shares outstanding:
Basic	2,694	2,977	2,731	3,009
Diluted	2,694	3,046	2,823	3,076

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three and Six Months Ended November 30, 2021 and 2020

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2021	2020	2021	2020
Net (loss) income	$(1,247)	$2,442	$1,209	$4,693
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(222)	47	(445)	372
Net unrealized gains on defined benefit plans	2	10	4	56
Net unrealized gains on marketable securities	—	—	—	3
Net unrealized losses on cash flow hedges	—	(6)	—	(1)
Total other comprehensive (loss) income, net	(220)	51	(441)	430
Comprehensive (loss) income	$(1,467)	$2,493	$768	$5,123

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three and Six Months Ended November 30, 2021 and 2020

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2021	2020	2021	2020
Common stock and additional paid in capital
Balance, beginning of period	$25,534	$26,238	$26,533	$26,486
Common stock issued	157	205	305	772
Stock-based compensation	681	488	1,226	916
Repurchases of common stock	(711)	(590)	(1,583)	(1,355)
Other, net	(70)	(43)	(890)	(521)
Balance, end of period	$25,591	$26,298	$25,591	$26,298
Accumulated deficit
Balance, beginning of period	$(25,679)	$(15,410)	$(20,120)	$(12,696)
Repurchases of common stock	(6,289)	(3,410)	(13,417)	(7,645)
Cash dividends declared	(861)	(717)	(1,748)	(1,447)
Net (loss) income	(1,247)	2,442	1,209	4,693
Balance, end of period	$(34,076)	$(17,095)	$(34,076)	$(17,095)
Other stockholders’ (deficit) equity, net
Balance, beginning of period	$(985)	$(688)	$(461)	$(1,073)
Other comprehensive (loss) income, net	(220)	51	(441)	430
Other, net	32	50	(271)	56
Balance, end of period	$(1,173)	$(587)	$(1,173)	$(587)
Total stockholders’ (deficit) equity	$(9,658)	$8,616	$(9,658)	$8,616
Cash dividends declared per common share	$0.32	$0.24	$0.64	$0.48

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2021 and 2020

(Unaudited)

	Six Months Ended November 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$1,209	$4,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	913	742
Amortization of intangible assets	603	690
Deferred income taxes	(820)	(43)
Stock-based compensation	1,226	916
Other, net	(176)	184
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	789	1,263
Decrease in prepaid expenses and other assets	263	545
Decrease in accounts payable and other liabilities	(918)	(248)
Decrease in income taxes payable	(849)	(1,243)
Decrease in deferred revenues	(531)	(158)
Net cash provided by operating activities	1,709	7,341
Cash flows from investing activities:
Purchases of marketable securities and other investments	(9,631)	(15,578)
Proceeds from sales and maturities of marketable securities and other investments	21,617	10,779
Acquisitions, net of cash acquired	(50)	—
Capital expenditures	(1,987)	(1,004)
Net cash provided by (used for) investing activities	9,949	(5,803)
Cash flows from financing activities:
Payments for repurchases of common stock	(15,001)	(8,962)
Proceeds from issuances of common stock	305	772
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(890)	(520)
Payments of dividends to stockholders	(1,748)	(1,447)
Repayments of borrowings	(5,750)	(1,000)
Other, net	(437)	110
Net cash used for financing activities	(23,521)	(11,047)
Effect of exchange rate changes on cash and cash equivalents	(297)	271
Net decrease in cash and cash equivalents	(12,160)	(9,238)
Cash and cash equivalents at beginning of period	30,098	37,239
Cash and cash equivalents at end of period	$17,938	$28,001
Non-cash financing activities:
Change in unsettled repurchases of common stock	$(1)	$38

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

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

The comparability of our condensed consolidated financial statements during the second quarter and first half of fiscal 2022 compared to the corresponding prior year periods, and of our condensed consolidated balance sheets as of November 30, 2021 relative to May 31, 2021, were impacted by certain litigation related charges that are more fully described in Note 11 below.

During the first half of fiscal 2022, we adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12); and ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, neither of which had a material impact to our condensed consolidated financial statements as of and for the six months ended November 30, 2021. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the six months ended November 30, 2021.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of November 30, 2021 and May 31, 2021 and our condensed consolidated statements of cash flows for the six months ended November 30, 2021 and 2020 was nominal.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of November 30, 2021 and May 31, 2021. The revenues recognized during the six months ended November 30, 2021 and 2020, respectively, that were included in the opening deferred revenues balances as of May 31, 2021 and 2020, respectively, were approximately $6.5 billion and $5.9 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and six months ended November 30, 2021 and 2020, respectively.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, were $37.2 billion as of November 30, 2021, approximately 59% of which we expect to recognize as revenues over the next twelve months, 30% over the subsequent month 13 to month 36, and the remainder thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $351 million and $1.0 billion for the three and six months ended November 30, 2021, respectively, and $300 million and $977 million for the three and six months ended November 30, 2020, respectively.

Acquisition Related and Other Expenses

Acquisition related and other expenses substantially consisted of certain litigation related charges that we generally do not expect to recur during the fiscal 2022 periods presented as further described in Note 11 below. For all of the periods presented, acquisition related and other expenses also consisted of personnel related costs for transitional and certain other employees, certain business combination adjustments including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2021	2020	2021	2020
Transitional and other employee related costs	$2	$1	$4	$3
Business combination adjustments, net	1	—	4	1
Litigation related charges and other, net	4,664	75	4,679	91
Total acquisition related and other expenses	$4,667	$76	$4,687	$95

Non-Operating Income (Expenses), net

Non-operating income (expenses), net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to equity securities and non-service net periodic pension income and losses.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2021	2020	2021	2020
Interest income	$21	$27	$40	$58
Foreign currency losses, net	(46)	(16)	(81)	(66)
Noncontrolling interests in income	(42)	(43)	(89)	(81)
Other, net	74	21	96	76
Total non-operating income (expenses), net	$7	$(11)	$(34)	$(13)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

Recent Accounting Pronouncements

Financial Instruments:  In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) and also issued subsequent amendments to the initial guidance (collectively, Topic 848). Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates and expect this to occur through December 31, 2022. We do not expect our adoption of Topic 848 to have a material impact on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2022 and 2021 Acquisitions

During the first half of fiscal 2022 and full year fiscal 2021, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2021			May 31, 2021
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$5,818	$—	$5,818	$12,263	$—	$12,263
Corporate debt securities and other	422	2,268	2,690	1,250	8,220	9,470
Commercial paper debt securities	—	2,603	2,603	—	11,712	11,712
Derivative financial instruments	—	—	—	—	73	73
Total assets	$6,240	$4,871	$11,111	$13,513	$20,005	$33,518
Liabilities:
Derivative financial instruments	$—	$11	$11	$—	$—	$—

We classify our marketable debt securities as available-for-sale securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of money market funds, Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. As of November 30, 2021 and May 31, 2021, substantially all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $78.4 billion and $84.2 billion of senior notes and the related fair value hedges that we had outstanding as of November 30, 2021 and May 31, 2021, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at November 30, 2021 and May 31, 2021 were $83.8 billion and $89.6 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2022 and the net book value of intangible assets as of November 30, 2021 and May 31, 2021 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2021	Additions & Adjustments, net(1)	November 30, 2021	May 31, 2021	Expense	November 30, 2021	May 31, 2021	November 30, 2021
Developed technology	$4,237	$59	$4,296	$(3,621)	$(252)	$(3,873)	$616	$423	3
Cloud services and license support agreements and related relationships	5,497	(5)	5,492	(3,834)	(308)	(4,142)	1,663	1,350	N.A.
Other	1,269	—	1,269	(1,118)	(43)	(1,161)	151	108	N.A.
Total intangible assets, net	$11,003	$54	$11,057	$(8,573)	$(603)	$(9,176)	$2,430	$1,881

(1)	Amounts also included any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2022.

As of November 30, 2021, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2022	$534
Fiscal 2023	716
Fiscal 2024	473
Fiscal 2025	124
Fiscal 2026	24
Fiscal 2027	6
Thereafter	4
Total intangible assets, net	$1,881

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2021 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2021	$39,786	$2,367	$1,782	$43,935
Goodwill adjustments, net(1)	172	—	(265)	(93)
Balances as of November 30, 2021	$39,958	$2,367	$1,517	$43,842

(1)	Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations and the realignment of an operating segment component.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2022 Oracle Restructuring Plan

During fiscal 2022, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2022 Restructuring Plan). The total estimated restructuring costs associated with the 2022 Restructuring Plan are up to $353 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $92 million of restructuring expenses in connection with the 2022 Restructuring Plan in the first half of fiscal 2022 and we expect to incur the majority of the estimated remaining $261 million through the end of fiscal 2023. Any changes to the estimates or timing of executing the 2022 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2021(2)	Six Months Ended November 30, 2021				Accrued November 30, 2021(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2022 Restructuring Plan(1)
Cloud and license	$—	$57	$—	$(27)	$(1)	$29	$57	$247
Hardware	—	5	1	(3)	—	3	6	26
Services	—	8	—	(3)	—	5	8	37
Other(6)	—	22	(1)	(11)	—	10	21	43
Total 2022 Restructuring Plan	$—	$92	$—	$(44)	$(1)	$47	$92	$353
Total other restructuring plans(7)	$225	$—	$(22)	$(72)	$(11)	$120
Total restructuring plans	$225	$92	$(22)	$(116)	$(12)	$167

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)	As of November 30, 2021 and May 31, 2021, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the current period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other adjustments.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2021	May 31, 2021
Cloud services and license support	$7,046	$7,728
Hardware	538	618
Services	311	399
Cloud license and on-premise license	42	30
Deferred revenues, current	7,937	8,775
Deferred revenues, non-current (in other non-current liabilities)	738	679
Total deferred revenues	$8,675	$9,454

Deferred cloud services and license support revenues and deferred hardware revenues substantially represent customer payments made in advance for cloud or support contracts that are typically billed in advance with corresponding revenues generally being recognized ratably or based upon customer usage over the respective contractual periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred cloud license and on-premise license revenues typically resulted from customer payments that related to undelivered products and services or specified enhancements.

7.	STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 9, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of November 30, 2021, approximately $648 million remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 170.9 million shares for $15.0 billion during the six months ended November 30, 2021 (including 0.7 million shares for $65 million that were repurchased but not settled) and 158.1 million shares for $9.0 billion during the six months ended November 30, 2020 under the stock repurchase program.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

Dividends on Common Stock

In December 2021, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock. The dividend is payable on January 19, 2022 to stockholders of record as of the close of business on January 7, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2022 Stock‑Based Awards Activity and Compensation Expense

During the first half of fiscal 2022, we issued 51 million restricted stock-based units (RSUs), substantially all of which were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions. These fiscal 2022 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 5 million shares during the first half of fiscal 2022.

The RSUs that were granted during the six months ended November 30, 2021 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

Further, during the first half of fiscal 2022, the Compensation Committee of our Board of Directors approved an amendment to the terms of the performance-based stock options (PSOs) granted on July 20, 2017 to our Chief Executive Officer and Chief Technology Officer. The amendment extends the term of the performance period for each of the six tranches of the PSOs that require the attainment of both a performance metric and a market capitalization metric by three additional fiscal years from May 31, 2022 to May 31, 2025. A seventh PSO tranche that was based upon a market-based metric was achieved and accordingly the tranche vested in the first half of fiscal 2022 without any amendment. If any of the remaining operational and market capitalization performance goals are achieved before May 31, 2025 additional tranches may vest. Upon amendment, we estimated the revised fair values of the six unvested tranches of the PSOs using a Monte Carlo simulation approach. We are recognizing incremental stock-based compensation expense related to these amended awards for any of the remaining unvested tranches that are probable of achievement over the longer of the (a) estimated implicit service period for performance-metric achievement, or (b) derived service period for market-based metric achievement. We have preliminarily estimated service periods for those tranches that have been deemed probable of achievement as of the amendment date to be approximately three to four years.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2021	2020	2021	2020
Cloud services and license support	$50	$36	$90	$66
Hardware	4	3	7	6
Services	18	14	32	26
Sales and marketing	120	80	215	151
Research and development	423	314	767	590
General and administrative	66	41	115	77
Total stock-based compensation	$681	$488	$1,226	$916

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

8.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income and losses earned in various tax jurisdictions that apply a broad range of income tax rates. Our benefit from (provision for) income taxes varied from that computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax benefit rates were (16.6%) and (2.1%) for the three and six months ended November 30, 2021, respectively, and our effective tax rates were 17.8% and 15.7% for the three and six months ended November 30, 2020, respectively.

Recently, the U.S. House of Representatives passed the “Build Back Better Act” budget reconciliation bill (the Bill) and it is currently pending action in the Senate. The Bill as currently drafted would substantially increase U.S. taxes on corporations, including, among other changes, raising the level of U.S. tax on profits earned outside the U.S. and further restricting the deductibility of interest expense. If the Senate passes the Bill and it is signed into law in its current form, it likely would have a material adverse impact on our future tax liabilities and consolidated financial results.

Our net deferred tax assets were $6.5 billion and $5.8 billion as of November 30, 2021 and May 31, 2021, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, India, Indonesia, Israel, Italy, Mexico, New Zealand, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

We believe that we have adequately provided under GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2021	2020	2021	2020
Cloud and license:
Revenues(1)	$8,791	$8,204	$16,974	$16,038
Cloud services and license support expenses	1,184	1,008	2,337	1,966
Sales and marketing expenses	1,696	1,620	3,322	3,253
Margin(2)	$5,911	$5,576	$11,315	$10,819
Hardware:
Revenues	$767	$844	$1,530	$1,658
Hardware products and support expenses	221	236	459	475
Sales and marketing expenses	88	94	177	192
Margin(2)	$458	$514	$894	$991
Services:
Revenues	$802	$752	$1,583	$1,472
Services expenses	631	595	1,240	1,180
Margin(2)	$171	$157	$343	$292
Totals:
Revenues(1)	$10,360	$9,800	$20,087	$19,168
Expenses	3,820	3,553	7,535	7,066
Margin(2)	$6,540	$6,247	$12,552	$12,102

(1)

Cloud and license revenues and total revenues presented for management reporting for the first half of fiscal 2021 included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. The table below provides a reconciliation of our total operating segment revenues to our total revenues as reported in our condensed consolidated statements of operations for all periods presented.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating income or expenses, net.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to (loss) income before income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2021	2020	2021	2020
Total revenues for operating segments	$10,360	$9,800	$20,087	$19,168
Cloud and license revenues(1)	—	—	—	(1)
Total revenues	$10,360	$9,800	$20,087	$19,167

Total margin for operating segments	$6,540	$6,247	$12,552	$12,102
Cloud and license revenues(1)	—	—	—	(1)
Research and development	(1,754)	(1,601)	(3,438)	(3,190)
General and administrative	(319)	(324)	(618)	(619)
Amortization of intangible assets	(299)	(345)	(603)	(690)
Acquisition related and other	(4,667)	(76)	(4,687)	(95)
Restructuring	(32)	(96)	(70)	(270)
Stock-based compensation for operating segments	(192)	(133)	(344)	(249)
Expense allocations and other, net	(101)	(89)	(190)	(194)
Interest expense	(679)	(600)	(1,384)	(1,214)
Non-operating income (expenses), net	7	(11)	(34)	(13)
(Loss) income before income taxes	$(1,496)	$2,972	$1,184	$5,567

(1)

Cloud and license revenues presented for management reporting for the first half of fiscal 2021 included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. This table includes a reconciliation of our total operating segment revenues to our total revenues as reported in our condensed consolidated statements of operations for all periods presented.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2021	2020	2021	2020
Americas	$5,736	$5,259	$11,056	$10,327
EMEA(1)	2,953	2,852	5,737	5,590
Asia Pacific	1,671	1,689	3,294	3,250
Total revenues	$10,360	$9,800	$20,087	$19,167

(1)	Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2021	2020	2021	2020
Applications cloud services and license support	$3,149	$2,901	$6,190	$5,717
Infrastructure cloud services and license support	4,405	4,211	8,735	8,342
Total cloud services and license support revenues	$7,554	$7,112	$14,925	$14,059

10.	(LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income for the period by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options, and shares issuable under the employee stock purchase plan as applicable pursuant to the treasury stock method should Oracle have net income for the particular reporting period. The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2021	2020	2021	2020
Net (loss) income	$(1,247)	$2,442	$1,209	$4,693
Weighted average common shares outstanding	2,694	2,977	2,731	3,009
Dilutive effect of employee stock plans	—	69	92	67
Dilutive weighted average common shares outstanding	2,694	3,046	2,823	3,076
Basic (loss) earnings per share	$(0.46)	$0.82	$0.44	$1.56
Diluted (loss) earnings per share	$(0.46)	$0.80	$0.43	$1.53
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	121	36	31	36

(1)

For the three months ended November 30, 2021, these weighted shares related to anti-dilutive restricted stock-based awards and stock options that are service-based (as calculated using the treasury stock method) and contingently issuable shares related to PSO arrangements, all of which could be dilutive in the future. For all other periods presented, substantially all of these weighted shares related to contingently issuable shares related to PSO arrangements that could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

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

After the trial court denied Oracle’s motion for a new trial, Oracle filed a notice of appeal on January 17, 2017. On February 2, 2017, HP filed a notice of appeal of the trial court’s denial of pre-judgment interest. Oral argument was held on May 27, 2021. On June 14, 2021, the Court of Appeal affirmed both the judgment against Oracle noted above, and the denial of pre-judgment interest. On June 29, 2021, Oracle filed a Petition for Rehearing with the Court of Appeal, which was denied on July 8, 2021. On July 26, 2021, Oracle filed a Petition for Review with the California Supreme Court, which was denied on September 29, 2021.

During the three and six months ended November 30, 2021, Oracle remitted the entirety of the $3.0 billion judgment and related $1.7 billion of accrued post-judgment interest and awarded costs and recorded such amounts as acquisition related and other expenses as presented per our condensed consolidated statements of operations.

We continue to believe that errors were made in the proceedings and intend to petition the U.S. Supreme Court to challenge the judgment amount awarded to HP. Litigation is inherently unpredictable, and the outcome of any actions we pursue related to this action is uncertain.

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

November 30, 2021

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

The parties are conducting expert discovery. Trial is scheduled to commence on July 18, 2022.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then-two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our then-two Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020. On April 23, 2020, defendants filed a motion to dismiss, and the court held a hearing on this motion on September 24, 2020. On March 22, 2021, the court granted in part and denied in part this motion. The court dismissed the action as to one Oracle executive and the former Oracle executive. The court permitted plaintiff to proceed with only a narrow omissions theory against the remaining defendants. On April 21, 2021, defendants filed an answer to the complaint. The parties are currently conducting discovery. On October 8, 2021, plaintiffs filed a motion for class certification, which is scheduled for hearing on March 24, 2022. Trial is scheduled to commence on November 6, 2023. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2021

(Unaudited)

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

On December 7, 2020, plaintiffs filed a consolidated derivative complaint against all members of our Board of Directors, and Oracle as a nominal defendant, seeking declaratory and injunctive relief, monetary damages, interest, corporate governance changes, disgorgement, restitution, punitive damages, and an award of attorneys’ fees, expert fees, and costs. Plaintiffs allege that: (a) defendants breached their fiduciary duties by permitting Oracle to violate anti-discrimination laws and Oracle’s own policies, failing to ensure sufficient diversity on the board, failing to ensure an independent board chairman, rehiring Ernst & Young LLP as Oracle’s auditors, and by breaching the HP Settlement Agreement (discussed above); (b) defendants made false and misleading statements in Oracle’s proxy statements; (c) defendants received unjust compensation and were unjustly enriched; (d) defendants aided and abetted this conduct; and (e) our Chief Technology Officer and our Chief Executive Officer are liable for abuse of control. On January 6, 2021, defendants moved to dismiss the complaint. On May 24, 2021, the court granted defendants’ motion. Regarding the claims concerning Oracle’s proxy statements, the court granted plaintiffs leave to file an amended complaint within 30 days. Plaintiffs did not file an amended complaint within 30 days. On September 3, 2021, the court entered judgment for defendants on these claims. Plaintiffs did not appeal, and their time to appeal has expired, and therefore, the proxy statement claims are now concluded. Regarding the remaining claims, the court granted plaintiffs leave to re-file those claims in Delaware Chancery Court, and plaintiffs have not done so.

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

Business Overview

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise deployments, cloud-based deployments, and hybrid deployments (an approach that combines both on-premise and cloud-based deployments). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Through our worldwide sales force and Oracle Partner Network, we sell to customers all over the world including businesses of many sizes, government agencies, educational institutions and resellers.

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

Cloud and License Business

Our cloud and license business, which represented 85% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings. Revenue streams included in our cloud and license business are:

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services and license support revenues relative to our cloud license and on-premise license revenues, hardware revenues and services revenues has increased and we expect this trend to continue. Cloud services and license support revenues represented 73% and 74% of our total revenues for the three and six months ended November 30, 2021, respectively, and 72% and 73% for the three and six months ended November 30, 2020, respectively.

Our cloud and license business’ revenue growth is affected by many factors, including the strength of general economic and business conditions; governmental budgetary constraints; the strategy for and competitive position of our offerings; customer satisfaction with our offerings; the continued renewal of our cloud services and license support customer contracts by the customer contract base; substantially all customers continuing to purchase license support contracts in connection with their license purchases; the pricing of license support contracts sold in connection with the sales of licenses; the pricing, amounts and volumes of licenses and cloud services sold; our ability to manage Oracle Cloud capacity requirements to meet existing and prospective customer demand; and foreign currency rate fluctuations.

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

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by many factors, including our manufacturing partners’ abilities to timely manufacture or deliver a few large hardware transactions, with this factor becoming more pronounced in recent quarters due to global supply chain constraints for certain technology components; our strategy for and the position of our hardware products relative to competitor offerings; customer demand for competing offerings, including cloud infrastructure offerings; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; and foreign currency rate fluctuations.

Services Business

Our services business, which represented 7% of our total revenues on a trailing 4-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

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

We believe that we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flows and return on invested capital targets, among others, before deciding to move forward with an acquisition.

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

During the first half of fiscal 2022, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2021 provides a more complete discussion of our critical accounting policies and estimates.

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

Consistent with our internal management reporting processes, the below operating segment presentation for the first half of fiscal 2021 is noted to include any revenues adjustments related to cloud services and license support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of our total operating segment revenues as presented in the discussion below to total revenues as presented per our condensed consolidated statements of operations for all periods presented.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income or expenses, net and benefit from (provision for) income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total (loss) income before income taxes as presented per our condensed consolidated statements of operations for all periods presented.

We experienced COVID-19 related impacts to our businesses during each of the fiscal 2022 and 2021 periods presented. Certain of these historical impacts to our operating results are further discussed below. Any future impacts are currently unknown.

Separately, as described further below and in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, we remitted and recorded $4.7 billion for certain litigation related items during the fiscal 2022 periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2021, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2021 and 2020, our financial statements would reflect reported revenues of $1.12 million in the first half of fiscal 2022 (using 1.12 as the month-end average exchange rate for the period) and $1.17 million in the first half of fiscal 2021 (using 1.17 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first half of fiscal 2022 and 2021 using the May 31, 2021 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Total Revenues by Geography:
Americas	$5,736	9%	9%	$5,259	$11,056	7%	7%	$10,327
EMEA(1)	2,953	4%	4%	2,852	5,737	3%	2%	5,590
Asia Pacific	1,671	-1%	1%	1,689	3,294	1%	2%	3,250
Total revenues	10,360	6%	6%	9,800	20,087	5%	4%	19,167
Total Operating Expenses	11,184	80%	79%	6,217	17,485	41%	40%	12,373
Total Operating (Loss) Margin	$(824)	*	*	$3,583	$2,602	-62%	-60%	$6,794
Total Operating Margin %	-8%			37%	13%			35%
% Revenues by Geography:
Americas	55%			54%	55%			54%
EMEA	29%			29%	29%			29%
Asia Pacific	16%			17%	16%			17%
Total Revenues by Business:
Cloud and license	$8,791	7%	8%	$8,204	$16,974	6%	5%	$16,037
Hardware	767	-9%	-8%	844	1,530	-8%	-8%	1,658
Services	802	7%	7%	752	1,583	8%	7%	1,472
Total revenues	$10,360	6%	6%	$9,800	$20,087	5%	4%	$19,167
% Revenues by Business:
Cloud and license	85%			83%	84%			83%
Hardware	7%			9%	8%			9%
Services	8%			8%	8%			8%

(1)	Comprised of Europe, the Middle East and Africa
*	Not meaningful

Excluding the effects of foreign currency rate fluctuations, our total revenues increased in the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to growth in our cloud and license business’ revenues and services business’ revenues, which were partially offset by a decline in our hardware business’ revenues. The constant currency increases in our cloud and license business’ revenues during the fiscal 2022 periods presented, relative to the corresponding prior year periods, were attributable to growth in our cloud services and license support revenues and cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services. The constant currency increases in our services business’ revenues during the fiscal 2022 periods presented, relative to the corresponding prior year periods, were attributable to an increase in revenues for each of our primary services offerings. The constant currency decreases in our hardware business’ revenues during the fiscal 2022 periods presented, relative to the corresponding prior year periods, were due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services. All three of our businesses’ revenues were adversely impacted during each of the first half of fiscal 2022 and 2021 due to the effects of the COVID-19 pandemic. While we expect these effects to be temporary, the impacts of COVID-19 for future periods are unknown. In constant currency, the Americas region contributed 76% and 80%, respectively, the EMEA region contributed 21% and 12%, respectively, and the Asia Pacific region contributed 3% and 8%, respectively, to the total revenues growth during the second quarter and the first half of fiscal 2022, respectively, in each case relative to the corresponding prior year periods.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, substantially due to certain litigation related charges recorded to acquisition related and other expenses during the fiscal 2022 periods presented and as further described below and in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report; higher cloud services and license support expenses, which increased primarily due to higher infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher services expenses, which increased primarily due to higher employee related and external contractor expenses; and higher sales and marketing expenses and research and development expenses, both of which increased primarily due to higher employee related expenses. These constant currency expense increases were partially offset by lower hardware products and support costs and a related decrease in hardware sales and marketing costs, both of which aligned to lower hardware revenues, lower amortization of intangible assets, lower general and administrative expenses and lower restructuring expenses during the fiscal 2022 periods presented. In addition, during the second quarter and first half of fiscal 2022, we recorded $125 million and $250 million of gains on operating asset sales, respectively, which were allocated as a benefit to most of our operating expense lines as presented per our condensed consolidated statements of operations during these periods. During all periods presented, we curtailed a number of variable expenditures across all of our lines of businesses and functions including employee travel expenses and certain marketing expenses, among others, primarily in response to COVID-19. We expect certain of these expenses may normalize in future periods provided global economic and health conditions improve.

During the fiscal 2022 periods presented, certain litigation related charges as further described below and in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report contributed to our constant currency operating loss during the second quarter of fiscal 2022 and reduced our constant currency operating margin during the first half of fiscal 2022, in each case relative to the corresponding prior year periods. The unfavorable impact of the litigation related charges to our fiscal 2022 operating results was partially offset by higher total margin generated by our operating segments and the aforementioned gains from operating asset sales during the fiscal 2022 periods presented.

Supplemental Disclosure Related to Certain Charges

To supplement our condensed consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future.

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net (loss) income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2021	2020	2021	2020
Cloud services and license support deferred revenues(1)	$—	$—	$—	$1
Amortization of intangible assets(2)	299	345	603	690
Acquisition related and other(3)	4,667	76	4,687	95
Restructuring(4)	32	96	70	270
Stock-based compensation, operating segments(5)	192	133	344	249
Stock-based compensation, R&D and G&A(5)	489	355	882	667
Income tax effects(6)	(1,052)	(212)	(1,473)	(548)
	$4,627	$793	$5,113	$1,424

(1)

Due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022, we have estimated the fair values of the cloud services and license support contracts assumed and did not recognize the cloud services and license support revenue amounts presented in the above table that would have otherwise been recorded by the acquired businesses as independent entities upon delivery of the contractual obligations. To the extent customers for which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of November 30, 2021, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2022	$534
Fiscal 2023	716
Fiscal 2024	473
Fiscal 2025	124
Fiscal 2026	24
Fiscal 2027	6
Thereafter	4
Total intangible assets, net	$1,881

(3)

Acquisition related and other expenses substantially consisted of certain litigation related charges during the fiscal 2022 periods presented as further described in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. We consider the litigation related charges that are included in this line item to be outside our ordinary course of business based on the following considerations: (i) the unprecedented nature of the litigation related charges including the nature and size of the damages awarded; (ii) the dissimilarity of this litigation and related charges to recurring litigation of which we are a party in our normal business course for which any and all such charges are included in our GAAP operating results and are not separately quantified and disclosed within this line item or any other line in the table presented above; (iii) the complexity of the case; (iv) the counterparty involved; and (v) our expectation that litigation related charges of this nature will not recur in future periods; amongst other factors. For all periods presented, acquisition related and other expenses also consisted of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended, and certain other operating items, net.

(4)

Restructuring expenses during the fiscal 2022 periods presented primarily related to employee severance in connection with our Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Restructuring expenses during the fiscal 2021 periods presented primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Cloud services and license support	$50	$36	$90	$66
Hardware	4	3	7	6
Services	18	14	32	26
Sales and marketing	120	80	215	151
Stock-based compensation, operating segments	192	133	344	249
Research and development	423	314	767	590
General and administrative	66	41	115	77
Total stock-based compensation	$681	$488	$1,226	$916

(6)

For the second quarter and first half of fiscal 2022 the applicable jurisdictional tax rates applied to our (loss) income before benefit from (provision for) income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure, resulted in effective tax rates of 19.2% and 18.6%, respectively, instead of (16.6%) and (2.1%), respectively, which represented our effective tax benefit rates as derived per our condensed consolidated statements of operations. For the second quarter and first half of fiscal 2021, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items resulted in effective tax rates of 18.7% and 18.9%, respectively, instead of 17.8% and 15.7%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations.

Cloud and License Business

Our cloud and license business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle license support offerings; Oracle Cloud Services offerings; and Oracle cloud license and on-premise license offerings. License support revenues are typically generated through the sale of applications and infrastructure license support contracts related to cloud licenses and on-premise licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, deploy, host, manage and support. Revenues for our cloud services are generally recognized over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings, and marketing program costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020(1)
Cloud and License Revenues:
Americas	$4,994	11%	11%	$4,494	$9,575	9%	8%	$8,815
EMEA	2,458	4%	5%	2,369	4,755	2%	1%	4,662
Asia Pacific	1,339	0%	2%	1,341	2,644	3%	4%	2,561
Total revenues	8,791	7%	8%	8,204	16,974	6%	5%	16,038
Expenses:
Cloud services and license support(2)	1,184	17%	18%	1,008	2,337	19%	18%	1,966
Sales and marketing(2)	1,696	5%	5%	1,620	3,322	2%	2%	3,253
Total expenses(2)	2,880	10%	10%	2,628	5,659	8%	8%	5,219
Total Margin	$5,911	6%	7%	$5,576	$11,315	5%	4%	$10,819
Total Margin %	67%			68%	67%			67%
% Revenues by Geography:
Americas	57%			55%	56%			55%
EMEA	28%			29%	28%			29%
Asia Pacific	15%			16%	16%			16%
Revenues by Offerings:
Cloud services and license support(1)	$7,554	6%	6%	$7,112	$14,925	6%	6%	$14,060
Cloud license and on-premise license	1,237	13%	16%	1,092	2,049	4%	4%	1,978
Total revenues(1)	$8,791	7%	8%	$8,204	$16,974	6%	5%	$16,038
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$3,149	9%	8%	$2,901	$6,190	8%	7%	$5,718
Infrastructure cloud services and license support	4,405	5%	5%	4,211	8,735	5%	4%	8,342
Total cloud services and license support revenues	$7,554	6%	6%	$7,112	$14,925	6%	6%	$14,060

(1)

Revenues presented for the first half of fiscal 2021 included cloud services and license support revenue adjustments related to certain cloud services and license support contracts that would have otherwise been recorded as revenues by the acquired businesses as independent entities but were not recognized in our GAAP-based condensed consolidated statements of operations for the periods presented due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. Such revenue adjustments were included in our operating segment results for the first half of fiscal 2021 for purposes of reporting to and review by our CODMs. See “Presentation of Operating Segment Results and Other Financial Information” above for additional information.

(2)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues and growth in our cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support for which we delivered such cloud and support services during the periods presented. The growth in our cloud and license business’ revenues was adversely impacted during each of the fiscal 2022 and 2021 periods presented due to the COVID-19 pandemic, and the impacts of COVID-19 for future periods are unknown. In constant currency, the Americas region contributed 77% and 82%, respectively, the EMEA region contributed 18% and 6%, respectively, and the Asia Pacific region contributed 5% and 12%, respectively, to the revenues growth for this business during the second quarter and the first half of fiscal 2022, respectively.

In constant currency, our total cloud and license business’ expenses increased in the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to higher cloud services and license support expenses which were primarily attributable to higher technology infrastructure expenses and higher employee related expenses due to higher headcount to support the increase in our cloud and license business’ revenues; and higher sales and marketing expenses, primarily due to higher employee related expenses from higher headcount. These constant currency expense increases were partially offset by an allocation of gains from fiscal 2022 operating asset sales as described above. Our cloud services and license support expenses have grown in recent periods and we expect this growth to continue to accelerate during fiscal 2022 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to the increase in total revenues for this business. In constant currency, total margin as a percentage of revenues for this segment was flat in the second quarter of fiscal 2022 and decreased slightly during the first half of fiscal 2022, each in comparison to the corresponding prior year periods, due to expenses growth.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Hardware Revenues:
Americas	$368	-12%	-12%	$419	$740	-11%	-11%	$828
EMEA	228	-5%	-4%	241	460	0%	0%	461
Asia Pacific	171	-7%	-6%	184	330	-10%	-10%	369
Total revenues	767	-9%	-8%	844	1,530	-8%	-8%	1,658
Expenses:
Hardware products and support(1)	221	-6%	-6%	236	459	-3%	-4%	475
Sales and marketing(1)	88	-6%	-6%	94	177	-8%	-8%	192
Total expenses(1)	309	-6%	-6%	330	636	-5%	-5%	667
Total Margin	$458	-11%	-10%	$514	$894	-10%	-10%	$991
Total Margin %	60%			61%	58%			60%
% Revenues by Geography:
Americas	48%			50%	48%			50%
EMEA	30%			28%	30%			28%
Asia Pacific	22%			22%	22%			22%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP‑based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our constant currency hardware revenues declined in the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to our continued emphasis on the marketing and sale of our growing cloud-based infrastructure technologies and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services, the net impact of which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Our hardware business’ revenues were also adversely impacted during each of the fiscal 2022 and 2021 periods presented due to the impacts of the COVID-19 pandemic, including global supply chain shortages for technology components that resulted in certain manufacturing delays, and any such prospective impacts are unknown. Geographically, we experienced constant currency revenue declines in all regions during the fiscal 2022 periods presented.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware product expenses, lower hardware support costs and lower sales and marketing costs, all of which aligned to lower hardware revenues.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues decreased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to lower total revenues for this business.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Services Revenues:
Americas	$374	8%	8%	$347	$741	8%	8%	$686
EMEA	267	11%	11%	241	522	12%	11%	466
Asia Pacific	161	-2%	0%	164	320	0%	1%	320
Total revenues	802	7%	7%	752	1,583	8%	7%	1,472
Total Expenses(1)	631	6%	6%	595	1,240	5%	4%	1,180
Total Margin	$171	9%	10%	$157	$343	18%	18%	$292
Total Margin %	21%			21%	22%			20%
% Revenues by Geography:
Americas	47%			46%	47%			46%
EMEA	33%			32%	33%			32%
Asia Pacific	20%			22%	20%			22%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to revenue increases in each of our primary services offerings. Our services business revenues were adversely affected during the fiscal 2022 and 2021 periods presented by the impacts of COVID-19, including the impacts of consulting project delays due to customer resource constraints and in-person meeting restrictions imposed by certain jurisdictions, among others, and any such prospective impacts are unknown. In constant currency, the Americas region contributed 49% of our services revenues growth for each of the fiscal 2022 periods presented, while the EMEA region contributed 50% and 48%, respectively, and the Asia Pacific region contributed 1% and 3%, respectively, to the revenues growth for this business during the second quarter and the first half of fiscal 2022, respectively.

In constant currency, total services expenses increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses and higher external contractor expenses.

In constant currency, our services business’ total margin and total margin as a percentage of revenues increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to higher total revenues for this business.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Research and development(1)	$1,331	3%	3%	$1,287	$2,671	3%	2%	$2,600
Stock-based compensation	423	35%	35%	314	767	30%	30%	590
Total expenses	$1,754	10%	9%	$1,601	$3,438	8%	7%	$3,190
% of Total Revenues	17%			16%	17%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses due to increased headcount and higher stock-based compensation expenses. The constant currency expense increases during the fiscal 2022 periods presented were partially offset by an allocation of gains from fiscal 2022 operating asset sales as described above.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
General and administrative(1)	$253	-10%	-10%	$283	$503	-7%	-8%	$542
Stock-based compensation	66	58%	58%	41	115	49%	49%	77
Total expenses	$319	-2%	-2%	$324	$618	0%	-1%	$619
% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses decreased slightly during the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to an allocation of gains from fiscal 2022 operating asset sales as described above, partially offset by higher stock-based compensation expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Developed technology	$125	-21%	-21%	$158	$252	-20%	-20%	$316
Cloud services and license support agreements and related relationships	153	-7%	-6%	165	308	-6%	-6%	329
Other	21	-6%	-5%	22	43	-6%	-6%	45
Total amortization of intangible assets	$299	-13%	-13%	$345	$603	-13%	-13%	$690

Amortization of intangible assets decreased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by a smaller amount of additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses substantially consisted of certain litigation related charges that we generally do not expect to recur during the fiscal 2022 periods presented as further described in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. For all periods presented, acquisition related and other expenses also consisted of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Transitional and other employee related costs	$2	103%	102%	$1	$4	35%	34%	$3
Business combination adjustments, net	1	*	*	—	4	*	*	1
Litigation related charges and other, net	4,664	*	*	75	4,679	*	*	91
Total acquisition related and other expenses	$4,667	*	*	$76	$4,687	*	*	$95

*	Not meaningful

On a constant currency basis, acquisition related and other expenses increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to certain litigation related charges that we generally do not expect to recur as further described in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Restructuring expenses	$32	-67%	-67%	$96	$70	-74%	-74%	$270

Restructuring expenses in the fiscal 2022 periods presented primarily related to our 2022 Restructuring Plan. Restructuring expenses in the fiscal 2021 periods presented primarily related to our 2019 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2022 Restructuring Plan and the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by our 2022 Restructuring Plan were effected to implement our continued emphasis in developing, marketing and selling our cloud-based offerings. These initiatives primarily impacted certain of our sales and marketing and research and development operations. Certain of the cost savings realized pursuant to our 2022 Restructuring Plan initiatives were offset by investments in resources and geographies that better address the development, marketing, sale and delivery of our cloud‑based offerings including investments in our second‑generation cloud infrastructure.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Interest expense	$679	13%	13%	$600	$1,384	14%	14%	$1,214

Interest expense increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to higher average borrowings resulting from our issuance of $15.0 billion of senior notes in March 2021, partially offset by lower interest expense that resulted from $5.8 billion of scheduled repayments made during the first half of fiscal 2022.

Non-Operating Income (Expenses), net:   Non-operating income (expenses), net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to equity securities and non-service net periodic pension income and losses.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2021	Actual	Constant	2020	2021	Actual	Constant	2020
Interest income	$21	-23%	-21%	$27	$40	-30%	-30%	$58
Foreign currency losses, net	(46)	179%	192%	(16)	(81)	21%	18%	(66)
Noncontrolling interests in income	(42)	-2%	-2%	(43)	(89)	11%	11%	(81)
Other, net	74	251%	270%	21	96	25%	29%	76
Total non-operating income (expenses), net	$7	*	*	$(11)	$(34)	158%	97%	$(13)

*	Not meaningful

Fiscal Second Quarter 2022 Compared to Fiscal Second Quarter 2021: In constant currency, we recorded non-operating income, net during the second quarter of fiscal 2022 in comparison to non-operating expenses, net that we incurred during the second quarter of fiscal 2021. Non-operating income, net during the second quarter of fiscal 2022 was primarily due to higher other income, net, which was primarily attributable to higher unrealized gains on certain marketable equity securities investments and was partially reduced by higher losses associated with equity investments for which we follow the equity method of accounting, in each case during the second quarter of fiscal 2022 in comparison to the corresponding prior year period. This increase in other income, net during the second quarter of fiscal 2022 was partially offset by lower interest income and higher foreign currency losses, net during this period.

First Half of Fiscal 2022 Compared to First Half of Fiscal 2021: Our non-operating expenses, net increased in the first half of fiscal 2022 compared to the first half of fiscal 2021 primarily due to lower interest income amounts and higher foreign currency losses, net that we recognized during the first half of fiscal 2022. These increases in our non-operating expenses, net were partially offset by higher other income, net as described above.

Benefit from (Provision for) Income Taxes:   Our effective income tax rates for each of the periods presented were the result of the mix of income and losses earned in various tax jurisdictions that apply a broad range of income tax rates. Our benefit from (provision for) income taxes varied from that computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended November 30,					Six Months Ended November 30,
			Percent Change					Percent Change
(Dollars in millions)	2021		Actual	Constant	2020	2021		Actual	Constant	2020
Benefit from (provision for) income taxes	$249		*	*	$(530)	$25		*	*	$(874)
Effective tax (benefit) expense rate	(16.6%	)			17.8%	(2.1%	)			15.7%

*	Not meaningful

Provision for income taxes decreased during the fiscal 2022 periods presented, due primarily to tax implications of lower income before provision that, in each case, were primarily attributable to certain litigation related charges as further described in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and, to a much lesser extent, an increase in tax benefits recognized on stock-based compensation during the fiscal 2022 periods. These decreases to our fiscal 2022 income taxes relative to the corresponding prior year periods were partially offset by the absence of favorable unrecognized tax benefits due to settlements with tax authorities and other events that we realized in the fiscal 2021 periods presented.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2021	Change	May 31, 2021
Working capital	$12,197	-61%	$31,403
Cash, cash equivalents and marketable securities	$22,838	-51%	$46,554

Working capital:   The decrease in working capital as of November 30, 2021 in comparison to May 31, 2021 was primarily due to $15.0 billion of cash used for repurchases of our common stock, $4.7 billion of cash paid for certain litigation related items that we generally do not expect to recur, $2.5 billion of long-term senior notes that were reclassified to current liabilities, cash used to pay dividends to our stockholders and cash used for capital expenditures during the first half of fiscal 2022. These unfavorable impacts were partially offset by the favorable impacts to our net current assets resulting from our net income, net cash proceeds of $318 million associated with the sale of certain operating assets, and cash proceeds from stock option exercises, all of which occurred during the first half of fiscal 2022. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at November 30, 2021 in comparison to May 31, 2021 was primarily due to $15.0 billion of settled repurchases of our common stock, $5.8 billion of debt repayments, $4.7 billion of cash paid for certain litigation related items that we generally do not expect to recur, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first half of fiscal 2022 were partially offset by certain cash inflows generated by our normal business operations, from the sales of certain operating assets, and from stock option exercises during the first half of fiscal 2022.

	Six Months Ended November 30,
(Dollars in millions)	2021	Change	2020
Net cash provided by operating activities	$1,709	-77%	$7,341
Net cash provided by (used for) investing activities	$9,949	*	$(5,803)
Net cash used for financing activities	$(23,521)	113%	$(11,047)

*	Not meaningful

Cash flows from operating activities:   Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their license support agreements. Payments from customers for these license support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. Over the course of a fiscal year, we also have historically generated cash from the sales of new licenses, cloud services, hardware offerings and other services. Our primary uses of cash from operating activities are typically for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes, interest payments and leased facilities.

Net cash provided by operating activities decreased during the first half of fiscal 2022, relative to the corresponding prior year period, primarily due to lower net income that was primarily the result of cash payments made in connection with certain litigation related charges that we generally do not expect to recur and certain other cash unfavorable working capital changes, net, in each case during the first half of fiscal 2022 relative to the first half of fiscal 2021.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities was $9.9 billion during the first half of fiscal 2022 compared to $5.8 billion of net cash used for investing activities during the first half of fiscal 2021. The increase in net cash provided by investing activities was primarily due to an increase in cash proceeds from sales and maturities of marketable securities and other investments and a decrease in the cash used for the purchases of marketable securities and other investments, partially offset by an increase in cash used for capital expenditures, in each case during the first half of fiscal 2022 relative to the first half of fiscal 2021.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities increased during the first half of fiscal 2022 compared to the first half of fiscal 2021 primarily due to higher stock repurchases, higher debt repayments, higher payments of dividends and higher net cash used for our employee stock program, in each case during the first half of fiscal 2022 in comparison to the first half of fiscal 2021.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2021	Change	2020
Net cash provided by operating activities	$10,255	-27%	$13,967
Capital expenditures	(3,118)	70%	(1,833)
Free cash flow	$7,137	-41%	$12,134
Net income	$10,262		$10,380
Free cash flow as percent of net income	70%		117%

Recent Financing Activities:

Common Stock Repurchase Program: Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 9, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of November 30, 2021, approximately $648 million remained available for stock repurchases pursuant to our stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:   During the first half of fiscal 2022, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2021.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2018 has been a weighted-average annualized rate of 0.9% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at November 30, 2021, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2021, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 8.4%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2022. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2021 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 9, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of November 30, 2021, approximately $648 million remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2021—September 30, 2021	43.1	$89.06	43.1	$3,805.5
October 1, 2021—October 31, 2021	26.5	$93.40	26.5	$1,335.5
November 1, 2021—November 30, 2021	7.3	$94.35	7.3	$648.4
Total	76.9	$91.05	76.9

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.15*	Oracle Corporation Amended and Restated 2020 Equity Incentive Plan (as approved by the stockholders on November 10, 2021)	8-K	001-35992	10.16	11/12/21	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2021 and May 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended November 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and six months ended November 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021, formatted in Inline XBRL

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 10, 2021	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 10, 2021	By:	/s/ William Corey West
William Corey West
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)