Form 10-Q
period 2022-02-28
ORACLE CORP
filed 2022-03-11
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

The number of shares of registrant’s common stock outstanding as of March 7, 2022 was: 2,668,157,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•

the possible impact of the Russia-Ukraine situation on our business, including our belief that our profitability and the generation of positive cash flow from our operations will not be jeopardized by the current situation;

•	our expectations regarding the impacts on our business as a result of the global COVID-19 pandemic;
•	our expectation that we may acquire companies, products, services and technologies to further our corporate strategy as compelling opportunities become available;
•	our expectations regarding the proposed acquisition of Cerner Corporation;
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

•	our expectation that certain litigation related charges will not recur;
•	the possibility that certain legal proceedings to which we are a party could have a material impact on our financial position or results of operations;

•	the timing and amount of expenses we expect to incur;
•	the cost savings we expect to realize pursuant to our Fiscal 2022 Oracle Restructuring Plan;
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “endeavors,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2021 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal 2022, which runs from June 1, 2021 to May 31, 2022.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2022 and May 31, 2021

(Unaudited)

(in millions, except per share data)	February 28, 2022	May 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,682	$30,098
Marketable securities	707	16,456
Trade receivables, net of allowances for doubtful accounts of $367 and $373 as of February 28, 2022 and May 31, 2021, respectively	4,588	5,409
Prepaid expenses and other current assets	3,698	3,604
Total current assets	31,675	55,567
Non-current assets:
Property, plant and equipment, net	8,609	7,049
Intangible assets, net	1,688	2,430
Goodwill, net	43,833	43,935
Deferred tax assets	13,109	13,636
Other non-current assets	9,730	8,490
Total non-current assets	76,969	75,540
Total assets	$108,644	$131,107
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Notes payable, current	$6,248	$8,250
Accounts payable	1,124	745
Accrued compensation and related benefits	1,626	2,017
Deferred revenues	7,871	8,775
Other current liabilities	3,964	4,377
Total current liabilities	20,833	24,164
Non-current liabilities:
Notes payable and other borrowings, non-current	72,165	75,995
Income taxes payable	12,168	12,345
Deferred tax liabilities	6,462	7,864
Other non-current liabilities	5,227	4,787
Total non-current liabilities	96,022	100,991
Commitments and contingencies
Oracle Corporation stockholders’ (deficit) equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,668 shares and 2,814 shares as of February 28, 2022 and May 31, 2021, respectively	26,129	26,533
Accumulated deficit	(33,147)	(20,120)
Accumulated other comprehensive loss	(1,678)	(1,175)
Total Oracle Corporation stockholders’ (deficit) equity	(8,696)	5,238
Noncontrolling interests	485	714
Total stockholders’ (deficit) equity	(8,211)	5,952
Total liabilities and stockholders’ (deficit) equity	$108,644	$131,107

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2022 and 2021

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2022	2021	2022	2021
Revenues:
Cloud services and license support	$7,637	$7,252	$22,562	$21,311
Cloud license and on-premise license	1,289	1,276	3,339	3,254
Hardware	798	820	2,328	2,478
Services	789	737	2,371	2,209
Total revenues	10,513	10,085	30,600	29,252
Operating expenses:
Cloud services and license support(1)	1,305	1,064	3,778	3,139
Hardware(1)	244	230	718	719
Services	669	621	1,984	1,875
Sales and marketing(1)	2,004	1,915	5,811	5,605
Research and development	1,816	1,621	5,254	4,812
General and administrative	335	330	953	949
Amortization of intangible assets	279	347	882	1,037
Acquisition related and other	20	13	4,707	107
Restructuring	19	66	89	337
Total operating expenses	6,691	6,207	24,176	18,580
Operating income	3,822	3,878	6,424	10,672
Interest expense	(667)	(585)	(2,051)	(1,799)
Non-operating expenses, net	(315)	(17)	(348)	(30)
Income before income taxes	2,840	3,276	4,025	8,843
(Provision for) benefit from income taxes	(521)	1,745	(497)	871
Net income	$2,319	$5,021	$3,528	$9,714
Earnings per share:
Basic	$0.87	$1.72	$1.30	$3.26
Diluted	$0.84	$1.68	$1.26	$3.19
Weighted average common shares outstanding:
Basic	2,670	2,913	2,711	2,977
Diluted	2,754	2,994	2,800	3,049

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 28, 2022 and 2021

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2022	2021	2022	2021
Net income	$2,319	$5,021	$3,528	$9,714
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(63)	132	(508)	504
Net unrealized gains on defined benefit plans	1	10	5	66
Net unrealized losses on marketable securities	—	(4)	—	(1)
Net unrealized losses on cash flow hedges	—	(7)	—	(8)
Total other comprehensive (loss) income, net	(62)	131	(503)	561
Comprehensive income	$2,257	$5,152	$3,025	$10,275

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three and Nine Months Ended February 28, 2022 and 2021

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2022	2021	2022	2021
Common stock and additional paid in capital
Balance, beginning of period	$25,591	$26,298	$26,533	$26,486
Common stock issued	52	143	357	915
Stock-based compensation	674	479	1,900	1,395
Repurchases of common stock	(65)	(567)	(1,648)	(1,922)
Other, net	(123)	(92)	(1,013)	(613)
Balance, end of period	$26,129	$26,261	$26,129	$26,261
Accumulated deficit
Balance, beginning of period	$(34,076)	$(17,095)	$(20,120)	$(12,696)
Repurchases of common stock	(535)	(3,433)	(13,952)	(11,078)
Cash dividends declared	(855)	(699)	(2,603)	(2,146)
Net income	2,319	5,021	3,528	9,714
Balance, end of period	$(33,147)	$(16,206)	$(33,147)	$(16,206)
Other stockholders’ (deficit) equity, net
Balance, beginning of period	$(1,173)	$(587)	$(461)	$(1,073)
Other comprehensive (loss) income, net	(62)	131	(503)	561
Other, net	42	38	(229)	94
Balance, end of period	$(1,193)	$(418)	$(1,193)	$(418)
Total stockholders’ (deficit) equity	$(8,211)	$9,637	$(8,211)	$9,637
Cash dividends declared per common share	$0.32	$0.24	$0.96	$0.72

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2022 and 2021

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$3,528	$9,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,409	1,127
Amortization of intangible assets	882	1,037
Deferred income taxes	(983)	(2,475)
Stock-based compensation	1,900	1,395
Other, net	82	227
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	652	1,089
Decrease in prepaid expenses and other assets	71	609
Decrease in accounts payable and other liabilities	(683)	(247)
Decrease in income taxes payable	(661)	(1,181)
Decrease in deferred revenues	(643)	(250)
Net cash provided by operating activities	5,554	11,045
Cash flows from investing activities:
Purchases of marketable securities and other investments	(10,134)	(26,775)
Proceeds from sales and maturities of marketable securities and other investments	25,735	19,035
Acquisitions, net of cash acquired	(132)	(29)
Capital expenditures	(3,088)	(1,418)
Net cash provided by (used for) investing activities	12,381	(9,187)
Cash flows from financing activities:
Payments for repurchases of common stock	(15,654)	(12,958)
Proceeds from issuances of common stock	357	915
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(1,011)	(597)
Payments of dividends to stockholders	(2,603)	(2,146)
Repayments of borrowings	(5,750)	(2,631)
Other, net	(439)	241
Net cash used for financing activities	(25,100)	(17,176)
Effect of exchange rate changes on cash and cash equivalents	(251)	400
Net decrease in cash and cash equivalents	(7,416)	(14,918)
Cash and cash equivalents at beginning of period	30,098	37,239
Cash and cash equivalents at end of period	$22,682	$22,321
Non-cash financing activities:
Change in unsettled repurchases of common stock	$(54)	$42

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

The comparability of our condensed consolidated financial statements as of and for the nine months ended February 28, 2022 was impacted by $4.7 billion of certain litigation related charges that are more fully described in Note 11 below. The comparability of our condensed consolidated financial statements for the three and nine months ended February 28, 2021 was impacted by a $2.3 billion net income tax benefit related to the partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights (refer to Notes 1 and 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2021 for additional information).

During the first nine months of fiscal 2022, we adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes; and ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, neither of which had a material impact to our condensed consolidated financial statements as of and for the nine months ended February 28, 2022. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the nine months ended February 28, 2022.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 28, 2022 and May 31, 2021 and our condensed consolidated statements of cash flows for the nine months ended February 28, 2022 and 2021 was nominal.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for doubtful accounts, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of February 28, 2022 and May 31, 2021. The revenues recognized during the nine months ended February 28, 2022 and 2021, respectively, that were included in the opening deferred revenues balances as of May 31, 2021 and 2020, respectively, were approximately $8.1 billion and $7.4 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and nine months ended February 28, 2022 and 2021, respectively.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, were $38.5 billion as of February 28,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

2022, approximately 59% of which we expect to recognize as revenues over the next twelve months, 30% over the subsequent month 13 to month 36, and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $352 million and $1.4 billion for the three and nine months ended February 28, 2022, respectively, and $338 million and $1.3 billion for the three and nine months ended February 28, 2021, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $1.3 billion and $971 million as of February 28, 2022 and May 31, 2021, respectively, and are included either in other current assets or in other non-current assets in the accompanying consolidated balance sheets and are subject to periodic impairment reviews. Certain of these instruments are adjusted for observable price changes from orderly transactions. The substantial majority of the non-marketable debt investments and equity securities and related instruments held as of these dates were with a related party entity for which we follow the equity method of accounting. We are also a counterparty to certain options to acquire additional equity interests in that entity at various times through December 2023 and we could obtain control of that entity should such options be exercised.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net. For the nine months ended February 28, 2022, acquisition related and other expenses included certain litigation related charges that we generally do not expect to recur as further described in Note 11 below.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2022	2021	2022	2021
Transitional and other employee related costs	$2	$1	$6	$4
Business combination adjustments, net	5	2	8	3
Other, net	13	10	4,693	100
Total acquisition related and other expenses	$20	$13	$4,707	$107

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

Non-Operating Expenses, net

Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to equity securities, losses attributable to equity method investments, and non-service net periodic pension income and losses.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2022	2021	2022	2021
Interest income	$16	$23	$56	$80
Foreign currency losses, net	(29)	(18)	(109)	(84)
Noncontrolling interests in income	(42)	(46)	(131)	(127)
Other, net	(260)	24	(164)	101
Total non-operating expenses, net	$(315)	$(17)	$(348)	$(30)

Recent Accounting Pronouncements

Financial Instruments:  In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and also issued subsequent amendments to the initial guidance (collectively, Topic 848). Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates and expect this to occur through December 31, 2022. We do not expect our adoption of Topic 848 to have a material impact on our consolidated financial statements.

2.	ACQUISITIONS

Proposed Acquisition of Cerner Corporation

On December 20, 2021, we entered into an Agreement and Plan of Merger (Merger Agreement) with Cerner Corporation (Cerner), a provider of digital information systems used within hospitals and health systems that are designed to enable medical professionals to deliver better healthcare to individual patients and communities.

On January 19, 2022, pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the issued and outstanding shares of common stock of Cerner at a purchase price of $95.00 per share, net to the seller in cash, without interest thereon, based upon the terms and subject to the conditions set forth in the Offer to Purchase (Offer) dated January 19, 2022, and the related Letter of Transmittal. The tender offer period is scheduled to expire on March 16, 2022; however, the parties anticipate extending the tender offer period to allow additional time for the satisfaction of the remaining conditions to the tender offer. The consummation of the Offer is subject to the valid tender of a majority of the aggregate number of issued and outstanding Cerner shares. On February 23, 2022, the waiting period expired under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, but the consummation of the Offer remains conditioned on: (i) receipt of certain regulatory approvals and, if applicable, approval under certain other foreign antitrust laws; and (ii) other customary conditions. After the consummation of the Offer and the satisfaction of certain conditions, a wholly-owned subsidiary of Oracle will merge with and into Cerner. In addition, the unvested equity awards to acquire Cerner common stock that were outstanding immediately prior to the consummation of the merger will generally be assumed by Oracle and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. Vested equity awards outstanding immediately prior to the consummation of the merger generally will be cancelled in exchange for the right to receive an amount in cash based on a formula contained in the Merger Agreement. The preliminary estimated total purchase price for Cerner is approximately $28.5 billion.

Other Fiscal 2022 and 2021 Acquisitions

During the first nine months of fiscal 2022 and full year fiscal 2021, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 28, 2022			May 31, 2021
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$12,877	$—	$12,877	$12,263	$—	$12,263
Corporate debt securities and other	275	440	715	1,250	8,220	9,470
Commercial paper debt securities	—	—	—	—	11,712	11,712
Derivative financial instruments	—	—	—	—	73	73
Total assets	$13,152	$440	$13,592	$13,513	$20,005	$33,518
Liabilities:
Derivative financial instruments	$—	$33	$33	$—	$—	$—

We classify our marketable debt securities as available-for-sale securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our marketable securities investments consist of money market funds, Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. As of February 28, 2022 and May 31, 2021, substantially all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $78.4 billion and $84.2 billion of senior notes and the related fair value hedges that we had outstanding as of February 28, 2022 and May 31, 2021, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at February 28, 2022 and May 31, 2021 were $76.6 billion and $89.6 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2022 and the net book value of intangible assets as of February 28, 2022 and May 31, 2021 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2021	Additions & Adjustments, net(1)	February 28, 2022	May 31, 2021	Expense	February 28, 2022	May 31, 2021	February 28, 2022
Developed technology	$4,237	$145	$4,382	$(3,621)	$(364)	$(3,985)	$616	$397	3
Cloud services and license support agreements and related relationships	5,497	(5)	5,492	(3,834)	(455)	(4,289)	1,663	1,203	N.A.
Other	1,269	—	1,269	(1,118)	(63)	(1,181)	151	88	N.A.
Total intangible assets, net	$11,003	$140	$11,143	$(8,573)	$(882)	$(9,455)	$2,430	$1,688

(1)	Amounts also included any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2022.

As of February 28, 2022, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2022	$267
Fiscal 2023	744
Fiscal 2024	501
Fiscal 2025	142
Fiscal 2026	24
Fiscal 2027	6
Thereafter	4
Total intangible assets, net	$1,688

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 28, 2022 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2021	$39,786	$2,367	$1,782	$43,935
Goodwill adjustments, net(1)	165	—	(267)	(102)
Balances as of February 28, 2022	$39,951	$2,367	$1,515	$43,833

(1)	Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations and the realignment of an operating segment component.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

5.	RESTRUCTURING ACTIVITIES

Fiscal 2022 Oracle Restructuring Plan

During fiscal 2022, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2022 Restructuring Plan). The total estimated restructuring costs associated with the 2022 Restructuring Plan are up to $353 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $117 million of restructuring expenses in connection with the 2022 Restructuring Plan in the first nine months of fiscal 2022 and we expect to incur the majority of the estimated remaining $236 million through the end of fiscal 2023. Any changes to the estimates or timing of executing the 2022 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2021(2)	Nine Months Ended February 28, 2022				Accrued February 28, 2022(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2022 Restructuring Plan(1)
Cloud and license	$—	$69	$(1)	$(37)	$(1)	$30	$68	$247
Hardware	—	7	1	(4)	—	4	8	26
Services	—	11	—	(5)	—	6	11	37
Other(6)	—	31	(1)	(19)	1	12	30	43
Total 2022 Restructuring Plan	$—	$118	$(1)	$(65)	$—	$52	$117	$353
Total other restructuring plans(7)	$225	$—	$(28)	$(94)	$(11)	$92
Total restructuring plans	$225	$118	$(29)	$(159)	$(11)	$144

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.
(2)	As of February 28, 2022 and May 31, 2021, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the current period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other adjustments.
(6)	Represents employee related severance costs for functions that are not included within our operating segments and certain other restructuring costs.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2022	May 31, 2021
Cloud services and license support	$6,911	$7,728
Hardware	505	618
Services	398	399
Cloud license and on-premise license	57	30
Deferred revenues, current	7,871	8,775
Deferred revenues, non-current (in other non-current liabilities)	743	679
Total deferred revenues	$8,614	$9,454

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

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 9, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of February 28, 2022, approximately $10.0 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 177.9 million shares for $15.6 billion during the nine months ended February 28, 2022 (including 0.2 million shares for $13 million that were repurchased but not settled) and 222.2 million shares for $13.0 billion during the nine months ended February 28, 2021 under the stock repurchase program.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

Dividends on Common Stock

In March 2022, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock. The dividend is payable on April 21, 2022 to stockholders of record as of the close of business on April 8, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2022 Stock‑Based Awards Activity and Compensation Expense

During the first nine months of fiscal 2022, we issued 58 million restricted stock-based units (RSUs), the significant majority of which were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions. These fiscal 2022 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 7 million shares during the first nine months of fiscal 2022.

The RSUs that were granted during the nine months ended February 28, 2022 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

Further, during the first nine months of fiscal 2022, the Compensation Committee of our Board of Directors approved an amendment to the terms of the performance-based stock options (PSOs) granted on July 20, 2017 to our Chief Executive Officer and Chief Technology Officer. The amendment extends the term of the performance period for each of the six tranches of the PSOs that require the attainment of both a performance metric and a market capitalization metric by three additional fiscal years from May 31, 2022 to May 31, 2025. A seventh PSO tranche that was based upon a market-based metric was achieved and accordingly the tranche vested in the first nine months of fiscal 2022 without any amendment. If any of the remaining operational and market capitalization performance goals are achieved before May 31, 2025 additional tranches may vest. Upon amendment, we estimated the revised fair values of the six unvested tranches of the PSOs using a Monte Carlo simulation approach. We are recognizing incremental stock-based compensation expense related to these amended awards for any of the remaining unvested tranches that are probable of achievement over the longer of the (a) estimated implicit service period for performance-metric achievement, or (b) derived service period for market-based metric achievement. We have preliminarily estimated service periods for those tranches that have been deemed probable of achievement as of the amendment date to be approximately three to four years.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2022	2021	2022	2021
Cloud services and license support	$55	$33	$145	$99
Hardware	4	2	11	8
Services	17	15	49	41
Sales and marketing	113	82	328	233
Research and development	421	307	1,188	897
General and administrative	64	40	179	117
Total stock-based compensation	$674	$479	$1,900	$1,395

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

8.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income and losses earned in various tax jurisdictions that apply a broad range of income tax rates. Our (provision for) benefit from income taxes varied from that computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. In addition, for the three and nine months ended February 28, 2021, our benefit from income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to a total net deferred tax benefit of $2.3 billion as a result of a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights (refer to Notes 1 and 14 in Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2021 for additional information). Our effective tax rates were 18.4% and 12.3% for the three and nine months ended February 28, 2022, respectively, and our effective tax benefit rates were (53.3%) and (9.8%) for the three and nine months ended February 28, 2021, respectively.

In November 2021, the U.S. House of Representatives passed the “Build Back Better Act” budget reconciliation bill (the Bill). To date, the Bill has failed to advance in the Senate. If the Bill as currently drafted (or a modified version containing similar revenue provisions) were enacted, it would substantially increase U.S. taxes on corporations, including, among other changes, raising the level of U.S. tax on profits earned outside the U.S. and further restricting the deductibility of interest expense. Such changes, if enacted, likely would have a material adverse impact on our future tax liabilities and consolidated financial results.

Our net deferred tax assets were $6.6 billion and $5.8 billion as of February 28, 2022 and May 31, 2021, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

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

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers (CODMs) are our Chief Executive Officer and Chief Technology Officer. We are organized by line of business and geographically. While our CODMs evaluate results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. The tabular information below presents financial information that is provided to our CODMs for their review and assists our CODMs with evaluating the company’s performance and allocating company resources.

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

Our hardware business provides infrastructure technologies including Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware-related software to support diverse IT environments. Our hardware business also offers hardware support, which provides customers with software updates for the software components that are essential to the functionality of their hardware products and can also include product repairs, maintenance services and technical support services that are typically delivered and recognized ratably over the contractual term.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2022	2021	2022	2021
Cloud and license:
Revenues(1)	$8,926	$8,529	$25,901	$24,567
Cloud services and license support expenses	1,231	1,011	3,568	2,977
Sales and marketing expenses	1,760	1,694	5,083	4,947
Margin(2)	$5,935	$5,824	$17,250	$16,643
Hardware:
Revenues	$798	$820	$2,328	$2,478
Hardware products and support expenses	237	223	696	698
Sales and marketing expenses	88	95	265	287
Margin(2)	$473	$502	$1,367	$1,493
Services:
Revenues	$789	$737	$2,371	$2,209
Services expenses	633	587	1,873	1,767
Margin(2)	$156	$150	$498	$442
Totals:
Revenues(1)	$10,513	$10,086	$30,600	$29,254
Expenses	3,949	3,610	11,485	10,676
Margin(2)	$6,564	$6,476	$19,115	$18,578

(1)

Cloud and license revenues and total revenues presented for management reporting for the fiscal 2021 periods presented included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. The table below provides a reconciliation of our total operating segment revenues to our total revenues as reported in our condensed consolidated statements of operations for all periods presented.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2022	2021	2022	2021
Total revenues for operating segments	$10,513	$10,086	$30,600	$29,254
Cloud and license revenues(1)	—	(1)	—	(2)
Total revenues	$10,513	$10,085	$30,600	$29,252

Total margin for operating segments	$6,564	$6,476	$19,115	$18,578
Cloud and license revenues(1)	—	(1)	—	(2)
Research and development	(1,816)	(1,621)	(5,254)	(4,812)
General and administrative	(335)	(330)	(953)	(949)
Amortization of intangible assets	(279)	(347)	(882)	(1,037)
Acquisition related and other	(20)	(13)	(4,707)	(107)
Restructuring	(19)	(66)	(89)	(337)
Stock-based compensation for operating segments	(189)	(132)	(533)	(381)
Expense allocations and other, net	(84)	(88)	(273)	(281)
Interest expense	(667)	(585)	(2,051)	(1,799)
Non-operating expenses, net	(315)	(17)	(348)	(30)
Income before income taxes	$2,840	$3,276	$4,025	$8,843

(1)

Cloud and license revenues presented for management reporting for the fiscal 2021 periods presented included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. This table includes a reconciliation of our total operating segment revenues to our total revenues as reported in our condensed consolidated statements of operations for all periods presented.

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

The following table is a summary of our total revenues by geographic region.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2022	2021	2022	2021
Americas	$5,849	$5,424	$16,905	$15,751
EMEA(1)	3,014	2,981	8,751	8,571
Asia Pacific	1,650	1,680	4,944	4,930
Total revenues	$10,513	$10,085	$30,600	$29,252

(1)	Comprised of Europe, the Middle East and Africa

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2022	2021	2022	2021
Applications cloud services and license support	$3,187	$2,952	$9,377	$8,669
Infrastructure cloud services and license support	4,450	4,300	13,185	12,642
Total cloud services and license support revenues	$7,637	$7,252	$22,562	$21,311

10.	EARNINGS PER SHARE

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2022	2021	2022	2021
Net income	$2,319	$5,021	$3,528	$9,714
Weighted average common shares outstanding	2,670	2,913	2,711	2,977
Dilutive effect of employee stock plans	84	81	89	72
Dilutive weighted average common shares outstanding	2,754	2,994	2,800	3,049
Basic earnings per share	$0.87	$1.72	$1.30	$3.26
Diluted earnings per share	$0.84	$1.68	$1.26	$3.19
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	33	36	32	36

(1)	Substantially all of these weighted shares related to contingently issuable shares pursuant to PSO arrangements that could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

11.	LEGAL PROCEEDINGS

Hewlett-Packard Company Litigation

On June 15, 2011, Hewlett-Packard Company, now Hewlett Packard Enterprise Company (HP), filed a complaint in the California Superior Court, County of Santa Clara against Oracle Corporation alleging numerous causes of action including breach of contract, breach of the covenant of good faith and fair dealing, defamation, intentional interference with prospective economic advantage and violation of the California Unfair Business Practices Act. The complaint alleged that when Oracle announced on March 22 and 23, 2011 that it would no longer develop future versions of its software to run on HP’s Itanium-based servers, it breached a settlement agreement signed on September 20, 2010 (the HP Settlement Agreement), resolving litigation between HP and one of Oracle’s former CEOs who had previously acted as HP’s chief executive officer and chairman of HP’s board of directors. HP sought a judicial declaration of the parties’ rights and obligations under the HP Settlement Agreement and other equitable and monetary relief. Oracle answered the complaint and filed cross-claims.

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

During the nine months ended February 28, 2022, Oracle remitted the entirety of the $3.0 billion judgment and related $1.7 billion of accrued post-judgment interest and awarded costs and recorded such amounts as acquisition related and other expenses as presented per our condensed consolidated statements of operations.

We continue to believe that errors were made in the proceedings. On January 27, 2022, Oracle filed a Petition for a Writ of Certiorari with the U.S. Supreme Court to challenge the judgment amount awarded to HP. Litigation is inherently unpredictable, and the outcome of any actions we pursue related to this action is uncertain.

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

February 28, 2022

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

Expert discovery has concluded. On December 23, 2021, the Board-member defendant brought a motion for summary judgment. A hearing on this motion is scheduled for March 11, 2022. Trial is scheduled to commence on July 18, 2022.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then-two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our then-two Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020. On April 23, 2020, defendants filed a motion to dismiss, and the court held a hearing on this motion on September 24, 2020. On March 22, 2021, the court granted in part and denied in part this motion. The court dismissed the action as to one Oracle executive and the former Oracle executive. The court permitted plaintiff to proceed with only a narrow omissions theory against the remaining defendants. On April 21, 2021, defendants filed an answer to the complaint. The parties are currently conducting discovery. On October 8, 2021, plaintiffs filed a motion for class certification, which is scheduled for hearing on March 24, 2022. The parties participated in a court-ordered mediation on February 18, 2022, which did not resolve this case. Trial is scheduled to commence on November 6, 2023. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

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

12.	SUBSEQUENT EVENTS

On March 8, 2022, Oracle entered into the following two credit agreements:

•

a $6.0 billion, five-year revolving credit agreement (the Revolving Credit Agreement), which provides for an unsecured $6.0 billion, five-year revolving credit facility (the Revolving Facility) to Oracle for working capital purposes and for other general corporate purposes. Subject to certain conditions stated in the Revolving Credit Agreement, Oracle may borrow, prepay and reborrow amounts under the Revolving Facility during the term of the Revolving Credit Agreement. All amounts borrowed under the Revolving Credit Agreement will become due on March 8, 2027, unless the commitments are terminated earlier either at the request of Oracle or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Interest is based on either (a) a Term Secured Overnight Financing Rate (SOFR)-based formula plus a margin of 87.5 basis points to 150.0 basis points, depending on the credit rating assigned to Oracle’s long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis point to 50.0 basis points, depending on the same such credit rating, each as set forth in the Revolving Credit Agreement; and

•

a $15.7 billion delayed draw term loan credit agreement (the Bridge Credit Agreement), which provides for an unsecured $15.7 billion, 364-day term loan commitment (the Bridge Facility) to Oracle, subject to the satisfaction of certain customary conditions. The Bridge Credit Agreement provides that, subject to certain exceptions, net cash proceeds received by Oracle from certain debt and equity issuances shall result in mandatory prepayments or commitment reductions under the Bridge Credit Agreement. The proceeds of borrowings under the Bridge Facility may be used to finance the acquisition of Cerner,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2022

(Unaudited)

Oracle’s refinancing of indebtedness in connection with such acquisition and to pay related fees and expenses. All amounts borrowed under the Bridge Credit Agreement will become due on March 7, 2023, unless the commitments are terminated earlier either at the request of Oracle, or by the lenders if a payment event of default occurs. Interest is based on either (a) a Term SOFR-based formula plus a margin of 100.0 basis points to 137.5 basis points, depending on the credit rating assigned to Oracle’s long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis point to 37.5 basis points, depending on the same such credit rating, each as set forth in the Bridge Credit Agreement.

Each of the abovementioned credit agreements contains certain customary representations and warranties, covenants and events of default, including the requirement that the ratio of “Consolidated EBITDA” to “Consolidated Net Interest Expense” (each term as defined in the respective credit agreements) of Oracle and its subsidiaries shall not be less than 3.0 to 1.0 at the end of any fiscal quarter during the period that the credit agreement is effective. If an event of default occurs under one of the credit agreements and is not cured within applicable grace periods or waived, any unpaid amounts under the applicable credit agreement may be declared immediately due and payable and the commitments under that agreement may be terminated.

At this time, Oracle has not borrowed any funds under either of the credit agreements.

The description above is a summary and is qualified in its entirety by reference to the full text of the Revolving Credit Agreement and Bridge Credit Agreement, which are filed as Exhibit 10.16 and 10.17, respectively, to this Quarterly Report on Form 10-Q.

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

Recent Global Events

In February 2022, Oracle announced that its Russian Federation operations were suspended. Neither the Russian Federation nor Ukraine has composed or is expected to compose a material portion of Oracle’s total consolidated revenues, net income, net assets, or workforce. We serve hundreds of thousands of customers globally across a broad geographic and industry base. We are profitable and generate a large amount of positive cash flow from our operations, and we do not believe the current posture of the Russia-Ukraine situation will jeopardize either of these characteristics of our business. Other impacts due to this rapidly evolving situation are currently unknown and could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the situation relative to the rest of Europe, where a material portion of our business is carried out. For a more complete discussion of the risks we encounter in our business, please refer to Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

In addition, for a discussion of the impacts on and risks to our business from COVID-19, please refer to “Impacts of the COVID-19 Pandemic on Oracle’s Business” included in Item 1 Business and certain risk factors included in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021; and the information presented below in Results of Operations as a part of this Item 2 of this Quarterly Report.

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

•

Cloud license and on-premise license revenues, which include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud-based, on-premise and other IT environments. Our cloud license and on-premise license transactions are generally perpetual in nature and are generally recognized as revenues up front at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point-in-time nature of revenue recognition for license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized over the contractual terms. Cloud license and on-premise license customers have the option to purchase and renew license support contracts, as further described above.

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services and license support revenues relative to our cloud license and on-premise license revenues, hardware revenues and services revenues has increased and we expect this trend to continue. Cloud services and license support revenues represented 73% and 74% of our total revenues for the three and nine months ended February 28, 2022, respectively, and 72% and 73% for the three and nine months ended February 28, 2021, respectively.

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

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by many factors, including our manufacturing partners’ abilities to timely manufacture or deliver a few large hardware transactions with this factor becoming more pronounced in recent periods due to global supply chain constraints for certain technology components; our strategy for and the position of our hardware products relative to competitor offerings; customer demand for competing offerings, including cloud infrastructure offerings; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; and foreign currency rate fluctuations.

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

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy. On December 20, 2021, we entered into an Agreement and Plan of Merger with Cerner Corporation (Cerner), a provider of digital information systems used within hospitals and health systems that are designed to enable medical professionals to deliver better healthcare to individual patients and communities, for a preliminary estimated purchase price of approximately $28.5 billion. The transaction is subject to the consummation of a tender offer, the receipt of certain regulatory approvals and other customary closing conditions. The transaction is expected to close during calendar year 2022. Note 2 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, provides additional information related to our proposed acquisition of Cerner and our other recent acquisitions.

We believe that we can fund our proposed and future acquisitions with our internally available cash, cash equivalents and marketable securities balances, cash generated from operations, the March 2022 credit agreements (see Note 12 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flows and return on invested capital targets, among others, before deciding to move forward with an acquisition.

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

During the first nine months of fiscal 2022, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2021 provides a more complete discussion of our critical accounting policies and estimates.

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

Consistent with our internal management reporting processes, the below operating segment presentation for the first nine months of fiscal 2021 is noted to include any revenues adjustments related to cloud services and license support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the fiscal 2021 periods presented due to business combination accounting requirements. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of our total operating segment revenues as presented in the discussion below to total revenues as presented per our condensed consolidated statements of operations for the fiscal 2021 periods presented.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating expenses, net and (provision for) benefit from income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our condensed consolidated statements of operations for all periods presented.

We experienced COVID-19 related impacts to our businesses during each of the fiscal 2022 and 2021 periods presented. Certain of these historical impacts to our operating results are further discussed below. Any future impacts are currently unknown.

Separately,

•

as described further below and in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, we remitted and recorded $4.7 billion for certain litigation related items during the first nine months of fiscal 2022; and

•

as described further below and in Notes 1 and 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, we recorded a $2.3 billion one-time net deferred tax benefit during the third quarter and first nine months of fiscal 2021 that related to a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2021, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2022 and 2021, our financial statements would reflect reported revenues of $1.11 million in the first nine months of fiscal 2022 (using 1.11 as the month-end average exchange rate for the period) and $1.21 million in the first nine months of fiscal 2021 (using 1.21 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first nine months of fiscal 2022 and 2021 using the May 31, 2021 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Total Revenues by Geography:
Americas	$5,849	8%	8%	$5,424	$16,905	7%	7%	$15,751
EMEA(1)	3,014	1%	7%	2,981	8,751	2%	4%	8,571
Asia Pacific	1,650	-2%	4%	1,680	4,944	0%	3%	4,930
Total revenues	10,513	4%	7%	10,085	30,600	5%	5%	29,252
Total Operating Expenses	6,691	8%	10%	6,207	24,176	30%	30%	18,580
Total Operating Margin	$3,822	-1%	3%	$3,878	$6,424	-40%	-38%	$10,672
Total Operating Margin %	36%			38%	21%			36%
% Revenues by Geography:
Americas	55%			54%	55%			54%
EMEA	29%			29%	29%			29%
Asia Pacific	16%			17%	16%			17%
Total Revenues by Business:
Cloud and license	$8,926	5%	7%	$8,528	$25,901	5%	6%	$24,565
Hardware	798	-3%	1%	820	2,328	-6%	-5%	2,478
Services	789	7%	11%	737	2,371	7%	8%	2,209
Total revenues	$10,513	4%	7%	$10,085	$30,600	5%	5%	$29,252
% Revenues by Business:
Cloud and license	85%			85%	85%			84%
Hardware	8%			8%	7%			8%
Services	7%			7%	8%			8%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Third Quarter 2022 Compared to Fiscal Third Quarter 2021: Excluding the effects of foreign currency rate fluctuations, our total revenues increased during the third quarter of fiscal 2022, relative to the corresponding prior year period, due to growth in our cloud and license business’, hardware business’ and services business’ revenues. The constant currency increase in our cloud and license business’ revenues during the third quarter of fiscal 2022 was attributable to growth in our cloud services and license support revenues and cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services. The constant currency increase in our hardware business’ revenues during the third quarter of fiscal 2022 was primarily attributable to growth in our Oracle Exadata and certain other strategic hardware offerings. The constant currency increase in our services business’ revenues during the third quarter of fiscal 2022 was attributable to an increase in revenues for each of our primary services offerings. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 61%, 30% and 9%, respectively, to our total revenues growth during the third quarter of fiscal 2022.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased during the third quarter of fiscal 2022, relative to the corresponding prior year period, substantially due to: higher cloud services and license support expenses, which increased primarily due to higher employee related expenses and higher infrastructure expenses to support the increase in our cloud and license business’ revenues; higher services expenses, which increased primarily due to higher employee related expenses and higher external contractor expenses; higher sales and marketing expenses, which increased due to higher employee related expenses and higher marketing expenses; and higher research and development expenses, which increased primarily due to higher employee related expenses. These constant currency expense increases were partially offset by lower amortization of intangible assets and lower restructuring expenses during the third quarter of fiscal 2022 relative to the corresponding prior year period. During the third quarter of fiscal 2022 and 2021, we curtailed certain variable expenditures including employee travel expenses, among others, primarily in response to COVID-19. We expect certain of these expenses may normalize in future periods provided global economic and health conditions improve.

In constant currency, our total operating margin increased in the third quarter of fiscal 2022 due to higher revenues. Our total operating margin as a percentage of total revenues decreased in the third quarter of fiscal 2022 due to our operating expenses growth, which exceeded our total revenues growth.

First Nine Months Fiscal 2022 Compared to First Nine Months Fiscal 2021: Excluding the effects of foreign currency rate fluctuations, our total revenues increased during the first nine months of fiscal 2022, relative to the corresponding prior year period, due to growth in our cloud and license business’ revenues and services business’ revenues for similar reasons as noted above for the fiscal 2022 quarterly increases. These constant currency revenue increases were partially offset by a decline in our hardware business’ revenues during the first nine months of fiscal 2022. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 72%, 20% and 8%, respectively, to our total revenues growth during the first nine months of fiscal 2022.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased during the first nine months of fiscal 2022, relative to the corresponding prior year period, substantially due to certain litigation related charges recorded to acquisition related and other expenses as further described in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report; and due to similar reasons as the fiscal 2022 quarterly increases noted above. These constant currency expense increases during the first nine months of fiscal 2022 were partially offset by lower amortization of intangible assets and lower restructuring expenses and by $250 million of gains from operating asset sales, which were allocated across most of our operating expense lines. As described above, we curtailed a number of variable expenditures during the fiscal 2022 and fiscal 2021 year to date periods in response to the COVID-19 pandemic and expect certain of these expenses may normalize in future periods.

In constant currency, our operating margin and operating margin as a percentage of revenues decreased during the first nine months of fiscal 2022 due to the unfavorable impact of the litigation related charges referenced above.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2022	2021	2022	2021
Cloud services and license support deferred revenues(1)	$—	$1	$—	$2
Amortization of intangible assets(2)	279	347	882	1,037
Acquisition related and other(3)	20	13	4,707	107
Restructuring(4)	19	66	89	337
Stock-based compensation, operating segments(5)	189	132	533	381
Stock-based compensation, R&D and G&A(5)	485	347	1,367	1,014
Income tax effects(6)	(209)	(2,442)	(1,680)	(2,990)
	$783	$(1,536)	$5,898	$(112)

(1)

Due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022, we have estimated the fair values of the cloud services and license support contracts assumed and did not recognize the cloud services and license support revenue amounts presented in the above table for the fiscal 2021 periods presented that would have otherwise been recorded by the acquired businesses as independent entities upon delivery of the contractual obligations. To the extent customers for which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of February 28, 2022, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2022	$267
Fiscal 2023	744
Fiscal 2024	501
Fiscal 2025	142
Fiscal 2026	24
Fiscal 2027	6
Thereafter	4
Total intangible assets, net	$1,688

(3)

For all periods presented, acquisition related and other expenses consisted of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended, and certain other operating items, net. For the nine months ended February 28, 2022, acquisition related and other expenses also included certain litigation related charges as further described in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. We consider the litigation related charges that are included in this line item to be outside our ordinary course of business based on the following considerations: (i) the unprecedented nature of the litigation related charges including the nature and size of the damages awarded; (ii) the dissimilarity of this litigation and related charges to recurring litigation of which we are a party in our normal business course for which any and all such charges are included in our GAAP operating results and are not separately quantified and disclosed within this line item or any other line in the table presented above; (iii) the complexity of the case; (iv) the counterparty involved; and (v) our expectation that litigation related charges of this nature will not recur in future periods; amongst other factors.

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

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022	2021	2022	2021
Cloud services and license support	$55	$33	$145	$99
Hardware	4	2	11	8
Services	17	15	49	41
Sales and marketing	113	82	328	233
Stock-based compensation, operating segments	189	132	533	381
Research and development	421	307	1,188	897
General and administrative	64	40	179	117
Total stock-based compensation	$674	$479	$1,900	$1,395

(6)

For the third quarter and first nine months of fiscal 2022 the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure, resulted in effective tax rates of 19.0% and 18.8%, respectively, instead of 18.4% and 12.3%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations. For the third quarter and first nine months of fiscal 2021, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, and after excluding a $2.3 billion net tax benefit arising from the increase of a deferred tax asset associated with a partial realignment of our legal entity structure and any related deferred tax expense resulted in effective tax rates of 16.7% and 18.1%, respectively, instead of (53.3%) and (9.8%), respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021(1)
Cloud and License Revenues:
Americas	$5,082	8%	8%	$4,698	$14,657	8%	8%	$13,513
EMEA	2,507	1%	7%	2,482	7,263	2%	3%	7,144
Asia Pacific	1,337	-1%	5%	1,349	3,981	2%	4%	3,910
Total revenues	8,926	5%	7%	8,529	25,901	5%	6%	24,567
Expenses:
Cloud services and license support(2)	1,231	22%	24%	1,011	3,568	20%	20%	2,977
Sales and marketing(2)	1,760	4%	6%	1,694	5,083	3%	3%	4,947
Total expenses(2)	2,991	11%	13%	2,705	8,651	9%	10%	7,924
Total Margin	$5,935	2%	5%	$5,824	$17,250	4%	4%	$16,643
Total Margin %	66%			68%	67%			68%
% Revenues by Geography:
Americas	57%			55%	57%			55%
EMEA	28%			29%	28%			29%
Asia Pacific	15%			16%	15%			16%
Revenues by Offerings:
Cloud services and license support(1)	$7,637	5%	8%	$7,253	$22,562	6%	6%	$21,313
Cloud license and on-premise license	1,289	1%	4%	1,276	3,339	3%	4%	3,254
Total revenues(1)	$8,926	5%	7%	$8,529	$25,901	5%	6%	$24,567
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$3,187	8%	10%	$2,952	$9,377	8%	8%	$8,670
Infrastructure cloud services and license support	4,450	3%	7%	4,301	13,185	4%	5%	12,643
Total cloud services and license support revenues	$7,637	5%	8%	$7,253	$22,562	6%	6%	$21,313

(1)

Revenues presented for the fiscal 2021 periods presented included cloud services and license support revenue adjustments related to certain cloud services and license support contracts that would have otherwise been recorded as revenues by the acquired businesses as independent entities but were not recognized in our GAAP-based condensed consolidated statements of operations for the periods presented due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. Such revenue adjustments were included in our operating segment results for the fiscal 2021 periods presented for purposes of reporting to and review by our CODMs. See “Presentation of Operating Segment Results and Other Financial Information” above for additional information.

(2)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues and growth in our cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support for which we delivered such cloud and support services during the periods presented. In constant currency, the Americas region contributed 63% and 74%, respectively, the EMEA region contributed 27% and 15%, respectively, and the Asia Pacific region contributed 10% and 11%, respectively, to the revenues growth for this business during the third quarter and the first nine months of fiscal 2022, respectively.

In constant currency, our total cloud and license business’ expenses increased in the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to higher cloud services and license support expenses which were primarily attributable to higher employee related expenses due to higher headcount and higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues; and higher sales and marketing expenses, due to higher employee related expenses from higher headcount and higher marketing expenses. During the first nine months of fiscal 2022, we allocated a portion of the gains from the fiscal 2022 operating asset sales as described above as benefits to our cloud and license business’ expenses. Our cloud services and license support expenses have grown in recent periods and we expect this growth will continue to accelerate during fiscal 2022 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to the increases in total revenues for this business. In constant currency, total margin as a percentage of revenues for this segment decreased slightly during the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to expenses growth.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Hardware Revenues:
Americas	$392	-1%	0%	$395	$1,132	-7%	-8%	$1,223
EMEA	248	-3%	5%	256	708	-1%	2%	717
Asia Pacific	158	-7%	-3%	169	488	-9%	-8%	538
Total revenues	798	-3%	1%	820	2,328	-6%	-5%	2,478
Expenses:
Hardware products and support(1)	237	6%	11%	223	696	0%	1%	698
Sales and marketing(1)	88	-8%	-5%	95	265	-8%	-7%	287
Total expenses(1)	325	2%	7%	318	961	-2%	-1%	985
Total Margin	$473	-6%	-3%	$502	$1,367	-8%	-7%	$1,493
Total Margin %	59%			61%	59%			60%
% Revenues by Geography:
Americas	49%			48%	49%			49%
EMEA	31%			31%	30%			29%
Asia Pacific	20%			21%	21%			22%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP‑based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Fiscal Third Quarter 2022 Compared to Fiscal Third Quarter 2021: Our constant currency hardware revenues increased in the third quarter of fiscal 2022, in comparison to the prior year period, primarily due to growth in our Oracle Exadata and certain other strategic hardware offerings, and were partially offset by revenue declines for certain of our nonstrategic hardware offerings. For additional information about certain of our nonstrategic hardware revenue declines, refer to the year to date discussion below. Our hardware business’ revenues were adversely impacted during the fiscal 2022 and fiscal 2021 periods presented due to the impacts of the COVID-19 pandemic, including global supply chain shortages for technology components that resulted in certain manufacturing delays. Any such prospective impacts are unknown. During the third quarter of fiscal 2022, the constant currency revenues growth in the EMEA region was partially offset by a constant currency revenue decline in the Asia Pacific region.

Excluding the effects of currency rate fluctuations, total hardware expenses increased in the third quarter of fiscal 2022 primarily due to higher hardware product expenses driven by higher hardware product revenues, partially offset by lower employee related expenses due to lower headcount.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues decreased during the third quarter of fiscal 2022 due to higher total expenses for this business.

First Nine Months Fiscal 2022 Compared to First Nine Months Fiscal 2021: Our constant currency hardware revenues decreased in the first nine months of fiscal 2022, relative to the corresponding prior year period, primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for certain of our nonstrategic hardware products, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Our hardware business’ revenues were also adversely impacted during the fiscal 2022 and fiscal 2021 periods due to similar reasons as those noted in the quarter to date discussion above. During the first nine months of fiscal 2022, our constant currency hardware revenues declined in the Americas and the Asia Pacific regions, and was partially offset by hardware revenues growth in the EMEA region.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the first nine months of fiscal 2022, relative to the corresponding prior year period, primarily due to lower employee related expenses due to lower headcount, partially offset by an increase in hardware products costs.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues decreased during the first nine months of fiscal 2022, relative to the corresponding prior year period, due to lower total revenues for this business.

Services Business

Our services offerings are designed to help maximize the performance of customer investments in Oracle applications and infrastructure technologies and substantially include our consulting services and advanced customer services offerings. Services revenues are generally recognized over time as the services are performed. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Services Revenues:
Americas	$375	13%	14%	$332	$1,116	10%	9%	$1,018
EMEA	259	6%	13%	243	780	10%	11%	709
Asia Pacific	155	-4%	1%	162	475	-1%	1%	482
Total revenues	789	7%	11%	737	2,371	7%	8%	2,209
Total Expenses(1)	633	8%	11%	587	1,873	6%	7%	1,767
Total Margin	$156	3%	8%	$150	$498	13%	15%	$442
Total Margin %	20%			20%	21%			20%
% Revenues by Geography:
Americas	47%			45%	47%			46%
EMEA	33%			33%	33%			32%
Asia Pacific	20%			22%	20%			22%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to revenue increases in each of our primary services offerings. In constant currency, the Americas region contributed 58% and 52%, respectively, the EMEA region contributed 40% and 45%, respectively, and the Asia Pacific region contributed 2% and 3%, respectively, to the revenues growth for this business during the third quarter and the first nine months of fiscal 2022, respectively, in each case relative to the corresponding prior year period.

In constant currency, total services expenses increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses due to higher headcount and higher external contractor expenses.

In constant currency, our services business’ total margin increased during the fiscal 2022 periods presented due to higher total revenues for this business. In constant currency, our total margin as a percentage of revenues was flat during the third quarter of fiscal 2022 and increased during the first nine months of fiscal 2022 due to higher revenues, in each case relative to the corresponding prior year period.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Research and development(1)	$1,395	6%	7%	$1,314	$4,066	4%	4%	$3,915
Stock-based compensation	421	37%	37%	307	1,188	33%	33%	897
Total expenses	$1,816	12%	13%	$1,621	$5,254	9%	9%	$4,812
% of Total Revenues	17%			16%	17%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses due to increased headcount and higher stock-based compensation expenses. For the first nine months of fiscal 2022, these constant currency expense increases were partially offset by an allocation of gains from operating asset sales as described above.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
General and administrative(1)	$271	-6%	-5%	$290	$774	-7%	-7%	$832
Stock-based compensation	64	59%	59%	40	179	52%	52%	117
Total expenses	$335	2%	3%	$330	$953	0%	0%	$949
% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses increased during the third quarter of fiscal 2022 and were flat during the first nine months of fiscal 2022, in each case relative to the corresponding prior year period. Stock-based compensation expenses were higher during the fiscal 2022 periods presented and were partially offset by lower professional fees and legal charges in each of these periods. In addition, an allocation of gains from operating asset sales, as described above, further decreased general and administrative expenses during the first nine months of fiscal 2022 relative to the corresponding prior year period.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Developed technology	$112	-30%	-30%	$161	$364	-24%	-23%	$477
Cloud services and license support agreements and related relationships	146	-11%	-10%	164	455	-8%	-7%	493
Other	21	-6%	-6%	22	63	-6%	-6%	67
Total amortization of intangible assets	$279	-20%	-19%	$347	$882	-15%	-15%	$1,037

Amortization of intangible assets decreased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by a smaller amount of additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Transitional and other employee related costs	$2	162%	174%	$1	$6	67%	66%	$4
Business combination adjustments, net	5	117%	127%	2	8	110%	109%	3
Other, net	13	23%	29%	10	4,693	*	*	100
Total acquisition related and other expenses	$20	47%	54%	$13	$4,707	*	*	$107

*	Not meaningful

Fiscal Third Quarter 2022 Compared to Fiscal Third Quarter 2021: In constant currency, acquisition related and other expenses increased during the third quarter of fiscal 2022, relative to the corresponding prior year period, primarily due to higher other expenses, net, which primarily related to certain facilities-related right-of-use assets and certain other assets that were abandoned in connection with plans to improve our cost structure and operations.

First Nine Months Fiscal 2022 Compared to First Nine Months Fiscal 2021: On a constant currency basis, acquisition related and other expenses increased during the first nine months of fiscal 2022, relative to the corresponding prior year period, primarily due to $4.7 billion of litigation related charges that we generally do not expect to recur as further described in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Restructuring expenses	$19	-71%	-70%	$66	$89	-74%	-73%	$337

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

The majority of the initiatives undertaken by our 2022 Restructuring Plan were effected to implement our continued emphasis in developing, marketing, selling and delivering our cloud-based offerings. Certain of the cost savings realized pursuant to our 2022 Restructuring Plan initiatives were offset by investments in resources and geographies that better address the development, marketing, sale and delivery of our cloud‑based offerings including investments in the development and delivery of our second‑generation cloud infrastructure.

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Interest expense	$667	14%	14%	$585	$2,051	14%	14%	$1,799

Interest expense increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to higher average borrowings resulting from our issuance of $15.0 billion of senior notes in March 2021, partially offset by lower interest expense that resulted from $5.8 billion of scheduled repayments made during the first nine months of fiscal 2022.

Non-Operating Expenses, net:   Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan) and net other income and expenses, including net realized gains and losses related to all of our investments, net unrealized gains and losses related to the small portion of our investment portfolio related to our deferred compensation plan, net unrealized gains and losses related to equity securities, losses attributable to equity method investments, and non-service net periodic pension income and losses.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Interest income	$16	-28%	-25%	$23	$56	-30%	-29%	$80
Foreign currency losses, net	(29)	60%	69%	(18)	(109)	29%	28%	(84)
Noncontrolling interests in income	(42)	-10%	-10%	(46)	(131)	3%	3%	(127)
Other, net	(260)	*	*	24	(164)	*	*	101
Total non-operating expenses, net	$(315)	*	*	$(17)	$(348)	*	*	$(30)

*	Not meaningful

On a constant currency basis, our non-operating expenses, net increased during the fiscal 2022 periods presented, relative to the corresponding prior year periods, primarily due to lower other income, net, which was primarily attributable to $147 million and $30 million, respectively, of unrealized losses incurred on certain marketable equity securities that we held during the third quarter and first nine months of fiscal 2022, respectively, and due to higher losses incurred on certain equity investments for which we follow the equity method of accounting during both of the fiscal 2022 periods presented.

(Provision for) Benefit from Income Taxes:   Our effective income tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. For the three and nine months ended February 28, 2022, our provision for income taxes varied from the U.S. federal statutory income tax rate primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income (GILTI). For the three and nine months ended February 28, 2021, our benefit from income taxes varied from the U.S. federal statutory income tax rate primarily due to a total net deferred tax benefit of $2.3 billion that we recognized during the fiscal 2021 periods presented as a result of a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights, earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of GILTI. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
(Provision for) benefit from income taxes	$(521)	*	*	$1,745	$(497)	*	*	$871
Effective tax expense (benefit) rate	18.4%			(53.3%)	12.3%			(9.8%)

*	Not meaningful

Fiscal Third Quarter 2022 Compared to Fiscal Third Quarter 2021: Provision for income taxes increased during the third quarter of fiscal 2022, relative to the corresponding prior year period, primarily due to the absence of a favorable impact of a $2.3 billion net tax benefit arising from an increase in a net deferred tax asset associated with a partial realignment of our legal entity structure in the third quarter of fiscal 2021. To a much lesser extent, provision for income taxes also increased during the third quarter of fiscal 2022 due to an unfavorable jurisdictional mix of earnings, partially offset by the favorable impact associated with lower pre-tax income during the third quarter of fiscal 2022.

First Nine Months Fiscal 2022 Compared to First Nine Months Fiscal 2021: Provision for income taxes increased during the first nine months of fiscal 2022, relative to the corresponding prior year period, primarily due to the absence of a favorable impact of a $2.3 billion net tax benefit as described above, which reduced income taxes during the corresponding prior year period. This unfavorable variance was partially offset by lower income taxes associated with lower pre-tax income during the first nine months of fiscal 2022 that was primarily attributable to certain litigation related charges as further described in Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2022	Change	May 31, 2021
Working capital	$10,842	-65%	$31,403
Cash, cash equivalents and marketable securities	$23,389	-50%	$46,554

Working capital:   The decrease in working capital as of February 28, 2022 in comparison to May 31, 2021 was primarily due to $15.7 billion of cash used for repurchases of our common stock, $4.7 billion of cash paid for certain litigation related items that we generally do not expect to recur, $3.7 billion of long-term senior notes that were reclassified to current liabilities, cash used to pay dividends to our stockholders and cash used for capital expenditures during the first nine months of fiscal 2022. These unfavorable impacts were partially offset by the favorable impacts to our net current assets resulting from our net income, net cash proceeds of $318 million associated with the sales of certain operating assets, and cash proceeds from stock option exercises, all of which occurred during the first nine months of fiscal 2022. Our working capital may be impacted by some of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at February 28, 2022 in comparison to May 31, 2021 was primarily due to $15.7 billion of settled repurchases of our common stock, $5.8 billion of debt repayments, $4.7 billion of cash paid for certain litigation related items that we generally do not expect to recur, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first nine months of fiscal 2022 were partially offset by certain cash inflows generated by our normal business operations, by the sales of certain operating assets, and by stock option exercises during the first nine months of fiscal 2022.

	Nine Months Ended February 28,
(Dollars in millions)	2022	Change	2021
Net cash provided by operating activities	$5,554	-50%	$11,045
Net cash provided by (used for) investing activities	$12,381	*	$(9,187)
Net cash used for financing activities	$(25,100)	46%	$(17,176)

*	Not meaningful

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

Net cash provided by operating activities decreased during the first nine months of fiscal 2022, relative to the corresponding prior year period, primarily due to lower net income that was primarily the result of cash payments made in connection with certain litigation related charges that we generally do not expect to recur and certain other cash unfavorable working capital changes, net, in each case during the first nine months of fiscal 2022 relative to the first nine months of fiscal 2021.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities was $12.4 billion during the first nine months of fiscal 2022 compared to $9.2 billion of net cash used for investing activities during the first nine months of fiscal 2021. The increase in net cash provided by investing activities was primarily due to a decrease in the cash used for the purchases of marketable securities and other investments and an increase in cash proceeds from sales and maturities of marketable securities and other investments. These favorable cash variances were partially offset by an increase in net cash used for capital expenditures and acquisitions, in each case during the first nine months of fiscal 2022 relative to the first nine months of fiscal 2021.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities increased during the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 primarily due to higher debt repayments, higher stock repurchases, higher payments of dividends and higher net cash used for our employee stock program, in each case during the first nine months of fiscal 2022 in comparison to the first nine months of fiscal 2021.

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

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2022	Change	2021
Net cash provided by operating activities	$10,396	-29%	$14,659
Capital expenditures	(3,805)	106%	(1,851)
Free cash flow	$6,591	-49%	$12,808
Net income	$7,560		$12,830
Free cash flow as percent of net income	87%		100%

Recent Financing Activities:

Credit Agreements:  In March 2022, we entered into a $6.0 billion, five-year revolving credit agreement and a $15.7 billion, 364-day delayed draw term loan credit agreement. Additional information is included in Note 12 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. No amounts have been drawn pursuant to either of these agreements as of the date of this Quarterly Report.

Common Stock Repurchase Program:  Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 9, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of February 28, 2022, approximately $10.0 billion remained available for stock repurchases pursuant to our stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases and pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:   During the first nine months of fiscal 2022, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2021 other than our proposed acquisition of Cerner, for which additional details are included in Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations, and the March 2022 credit agreements will be sufficient to meet our working capital, capital expenditures and contractual obligations requirements, including our proposed acquisition of Cerner. In addition, we believe that we could fund our future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

Restricted Stock-Based Awards and Stock Options

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2018 has been a weighted-average annualized rate of 0.9% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards and stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at February 28, 2022, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2022, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested, was 8.4%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2022. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2021 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 9, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of February 28, 2022, approximately $10.0 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2021—December 31, 2021	2.7	$92.44	2.7	$10,398.4
January 1, 2022—January 31, 2022	2.4	$84.81	2.4	$10,198.4
February 1, 2022—February 28, 2022	1.9	$79.05	1.9	$10,048.5
Total	7.0	$86.20	7.0
Item 5.	Other Information

The material set forth in Note 12 (pertaining to two credit agreements entered into by Oracle on March 8, 2022) of Notes to Condensed Consolidated Financial in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

2.01*	Agreement and Plan of Merger, dated December 20, 2021, among Oracle Corporation, Cerner Corporation, OC Acquisition LLC and Cedar Acquisition Corporation	8-K	001-35992	2.1	12/21/21	Oracle Corporation

10.16‡*	$6,000,000,000 5-Year Revolving Credit Agreement dated as of March 8, 2022 among Oracle Corporation and the lenders and agents named therein

10.17‡*	$15,700,000,000 364-Day Delayed Draw Term Loan Credit Agreement dated as of March 8, 2022 among Oracle Corporation and the lenders and agents named therein

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 28, 2022 and May 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and nine months ended February 28, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, formatted in Inline XBRL

‡	Filed herewith.
†	Furnished herewith.
*

Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the SEC or its staff upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 11, 2022	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 11, 2022	By:	/s/ William Corey West
William Corey West
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)