Form 10-K
period 2022-05-31
ORACLE CORP
filed 2022-06-21
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $137,902,273,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2022, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 30, 2021, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 13, 2022: 2,664,926,000.

Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended May 31, 2022.

ORACLE CORPORATION

FISCAL YEAR 2022

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). These include, among other things, statements regarding:

•

the possible impact of the Russia-Ukraine situation on our business, including our belief that our profitability and the generation of positive cash flow from our operations will not be jeopardized by the current situation;

•	our expectations regarding the impacts on our business as a result of the global COVID-19 pandemic;
•	our expectation that we may acquire companies, products, services and technologies to further our corporate strategy as compelling opportunities become available;
•	our expectations regarding the acquisition of Cerner Corporation;
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

•

our belief that our Oracle Cloud Software-as-a-Service and Oracle Cloud Infrastructure (SaaS and OCI, respectively, and collectively, Oracle Cloud Services) offerings are opportunities for us to expand our cloud and license business, and that we are in the early stages of what we expect will be a material migration of our existing Oracle customer base from on-premise applications and infrastructure products and services to the Oracle Cloud;

•

our belief that we can market our SaaS and cloud infrastructure services to a broader ecosystem of small and medium-sized businesses, non-IT lines of business purchasers, developers and partners due to the highly available, intuitive design, low touch and low cost characteristics of the Oracle Cloud;

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

•	our belief that our SaaS offerings remove business boundaries between front- and back-office activities;
•	our expectations regarding the ability of the Oracle Autonomous Database to deliver rapid insights and innovation to our customers while also reducing customer downtime and cost;
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

•	our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements;
•	our expectations regarding the performance of our investments in marketable and non-marketable equity securities and the timing and amount of changes in fair value of these investments;
•

our expectation that, to the extent customers renew support contracts or cloud SaaS and OCI contracts from companies that we have acquired prior to fiscal 2022, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict revenues, particularly certain cloud license and on-premise license revenues and hardware revenues;
•	the percentages of remaining performance obligations that we expect to recognize as revenues over respective future periods;
•	our expectation that the financial impacts of standard warranty or service level provisions in our revenue arrangements will continue to be insignificant;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “endeavors,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2023, which runs from June 1, 2022 to May 31, 2023.

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

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise deployments, cloud-based deployments, and hybrid deployments (an approach that combines both on-premise and cloud-based deployment) such as our Oracle Cloud@Customer offering (an instance of Oracle Cloud in a customer’s own data center). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Our customers include businesses of many sizes, government agencies, educational institutions and resellers that we market and sell to directly through our worldwide sales force and indirectly through the Oracle Partner Network. Using Oracle technologies, our customers build, deploy, run, manage and support their internal and external products, services and business operations including, for example, a global cloud applications developer that utilizes Oracle Cloud Infrastructure (OCI) to power its software-as-a-service (SaaS) offerings; a multi-national financial institution that runs its banking applications using the Oracle Exadata Database Machine; and a global consumer products company that leverages Oracle Fusion Cloud Enterprise Resource Planning for its accounting processes, consolidation and financial planning functions.

Oracle Cloud Services offerings, which include Oracle SaaS and OCI offerings, provide comprehensive and integrated applications and infrastructure services delivered via cloud-based deployment models. Oracle Cloud Services integrate the IT components, including software, hardware and services, on a customer’s behalf in a cloud-based IT environment that Oracle deploys, manages, supports and upgrades for the customer and that a customer may access utilizing common web browsers via a broad spectrum of devices.

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

Our investments in, and innovation with respect to, Oracle products and services that we offer through our three businesses (cloud and license, hardware and services businesses, described further below) are another important element of our corporate strategy. In fiscal 2022, 2021 and 2020, we invested $7.2 billion, $6.5 billion and $6.1 billion, respectively, in research and development to enhance our existing portfolio of offerings and to develop new technologies and services. We have a deep understanding as to how applications and infrastructure technologies interact and function with one another including through the use of OCI to power our Oracle Fusion SaaS Applications, which we and our customers use to run internal business processes. We focus our development efforts on improving the performance, security, operation, integration and cost-effectiveness of our offerings relative to our competitors; facilitating the ease with which organizations are able to deploy, use, manage and maintain our offerings; and incorporating emerging technologies within our offerings to enable leaner business processes, automation and innovation. For example, the Oracle Autonomous Database is designed to deliver transformational infrastructure as an OCI offering that utilizes machine learning capabilities. After an initial purchase of Oracle products and services, our customers can continue to benefit from our offerings, research and development efforts and deep IT expertise by electing to purchase and renew Oracle support offerings for their license and hardware deployments, which may include product enhancements that we periodically deliver to our products, and by renewing their Oracle Cloud Services contracts with us.

Our selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value. We have invested billions of dollars over time to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings, including our acquisition of Cerner Corporation in June 2022 (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information). We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We have three businesses, cloud and license, hardware, and services, and each is comprised of a single operating segment. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements, both included elsewhere in this Annual Report, provide additional information related to our businesses and operating segments.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Recent Global Events

Oracle withdrew its operations from the Russian Federation and the Republic of Belarus in March 2022. Neither of the aforementioned countries, nor Ukraine, have composed or are expected to compose a material portion of Oracle’s total consolidated revenues, net income, net assets, or workforce. Our business was also affected by the impacts of COVID-19 during the fiscal 2022 and 2021 periods presented in this Annual Report. For additional discussion of these matters and their impacts to Oracle, and a more complete discussion of the risks we encounter in our business, please refer to Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Annual Report.

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

We believe that our Oracle Cloud Services offerings are opportunities for us to continue to expand our cloud and license business. We believe that our customers increasingly recognize the value of access to the latest versions of Oracle cloud-based applications and infrastructure capabilities via a lower cost, rapidly deployable, flexible and interoperable services model that Oracle provisions, manages, upgrades and maintains on our customers’ behalf. We believe that we can market and sell our Oracle SaaS and OCI offerings together to help new and existing customers migrate their extensive installed base of on-premise and cloud-based applications and infrastructure technologies to the Oracle Cloud, and we believe we are in the early stages of what we expect will be a material migration of our existing Oracle customer base from on-premise applications and infrastructure products and services to the Oracle Cloud. In addition, we also believe we can market our Oracle SaaS and OCI services to a broader ecosystem of small and medium-sized businesses, non-IT lines of business purchasers, developers and partners due to the highly available, intuitive design, ease of access, low touch and low cost characteristics of the Oracle Cloud.

In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services deployment models has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and license support contracts to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services and license support revenues relative to our cloud license and on-premise license revenues, hardware revenues and services revenues has increased and our cloud services and license support revenues represented 71% of our total revenues during each of fiscal 2022 and 2021 and 70% of our total revenues during fiscal 2020. We expect these trends to continue.

Oracle Applications Technologies

Oracle applications technologies are marketed, sold, delivered and supported through our cloud and license business. Our applications cloud services and license support revenues represented 42%, 41% and 40% of our total cloud services and license support revenues during fiscal 2022, 2021 and 2020, respectively. Oracle applications offerings include our Oracle Cloud SaaS offerings, which are available for customers as a subscription, and Oracle applications license offerings, which are available for customers to purchase for use within the Oracle Cloud, and other cloud-based and on-premise IT environments, and include the option to purchase related license support. Regardless of the deployment model selected, our applications technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable performance, agility, compatibility and extendibility. Our applications technologies are generally designed using industry standard architectures to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. We offer applications that are deployable to meet several business automation requirements across a broad range of industries. We also offer industry-specific applications, which provide solutions to customers in the automotive, communications, construction and engineering, consumer goods, energy and water, financial services, food and beverage, government and education, healthcare, high technology, hospitality, industrial manufacturing, life sciences, media and entertainment, oil and gas, professional services, retail, travel and transportation, and wholesale distribution industries, among others.

Oracle Cloud Software-as-a-Service (SaaS)

Oracle’s broad spectrum of Oracle Cloud SaaS offerings provides customers a choice of software applications that are delivered via a cloud-based IT environment that we deploy, manage, upgrade and support, and that customers purchase by entering into a subscription agreement with us for a stated period. Customers access Oracle Cloud SaaS offerings utilizing common web browsers via a broad spectrum of devices. Our SaaS offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application accessibility, integration and development. Our SaaS offerings represent an industry leading business innovation platform, leveraging Oracle’s Next-Generation Cloud Infrastructure, and include a broad suite of modular, next generation cloud software applications spanning all core business functions including, among others:

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
•

Oracle Fusion Cloud Human Capital Management (HCM), which is designed to help organizations find, develop and retain their talent, enable collaboration, provide complete workforce insights, improve business process efficiency, and enable users to connect to an integrated suite of HCM applications from any device;

•

Oracle Fusion Sales, Service and Marketing, which are modules that are designed to be complete and integrated solutions to help organizations deliver consistent and personalized customer experiences across their customer channels, touch points and interactions;

•

NetSuite Applications Suite, which is designed to be a unified, cloud-based applications suite to run a company’s entire business and includes financials and ERP, customer relationship management, human resources, professional services and commerce, among others. Our NetSuite applications are generally marketed to small to medium-sized organizations; and

•	Oracle Advertising, which enables organizations to leverage their own data and consumer data to inform and measure marketing strategies and programs.

In addition, we offer several cloud-based industry solutions to address specific customer needs within certain industries including communications, construction and engineering, education, financial services, government, healthcare, hospitality, manufacturing, and retail, among others.

Customers, partners and other interested parties may elect to subscribe to Oracle applications and infrastructure training and certification programs through a variety of online, cloud-based learning subscriptions offered by Oracle University. Learners generally have unlimited access to course content delivered during the subscription period.

We believe that the comprehensiveness and breadth of our SaaS offerings as a business innovation platform differentiate us from many of our competitors that offer more limited or specialized applications. Our SaaS offerings are designed to support connected business processes in the cloud and are centered on an intuitive and conversational user experience, a responsive, open and flexible business core, and a common data model. We believe Oracle Fusion Cloud ERP is a strategic suite of applications that is foundational to facilitating and extracting more business value out of the adoption of other Oracle SaaS offerings, such as Oracle Fusion Cloud HCM and Oracle Fusion Cloud EPM, as customers realize the value of a common data model that spans across core business applications. We believe our SaaS offerings remove business boundaries between front- and back-office activities. Our SaaS offerings are designed to deliver a secure data isolation architecture and flexible upgrades; self-service access controls for users; a Service-Oriented Architecture; built-in social, mobile and business insight capabilities (analytics); and a high performance, high availability infrastructure based on Oracle’s Next-Generation Cloud Infrastructure. These SaaS capabilities are designed to simplify customer IT environments, reduce time to implement and upgrade, enable agility, reduce risk, provide an intuitive user experience for casual and experienced users, and enable customers to focus resources on business growth opportunities. Our SaaS offerings are also designed to natively incorporate advanced technologies such as Internet-of-Things (IoT), artificial intelligence, machine learning, blockchain, digital assistants and advances in the “human interface” and how users interact with Oracle Cloud SaaS offerings within a business context or to augment human capabilities to enhance productivity.

Oracle Applications Licenses

Customers have the ability to license Oracle Applications, including Oracle E-Business Suite, PeopleSoft, JD Edwards and Siebel applications, among others, for use within the Oracle Cloud or within their own cloud-based or on-premise IT environments. These licensed applications are designed to manage and automate core business functions across the enterprise, including HCM, ERP, EPM, SCM, Customer Experience, and industry-specific applications, as described above, among others.

We provide customers the option to purchase license support contracts in connection with the purchase of Oracle Applications licenses.

Oracle License Support

Oracle license support offerings are marketed and sold as a part of our cloud and license business. Substantially all of our customers opt to purchase license support contracts when they purchase Oracle applications and infrastructure licenses to run within the Oracle Cloud or other cloud-based and on-premise IT environments. We believe our license support offerings protect and enhance our customers’ investments in Oracle applications and infrastructure technologies because they provide proactive and personalized support services including Oracle Lifetime Support and unspecified license enhancements and upgrades during the term of the support period. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. Our license support contracts are generally priced as a percentage of the net fees paid by the customer to purchase the license, are typically one year in duration and are generally billed to the customer annually in advance.

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

Our cloud and license business’ infrastructure technologies include the Oracle Database, which is the world’s most popular enterprise database; Java, which is the computer industry’s most widely-used software development language; and middleware including development tools, among others. These infrastructure technologies are available through a subscription to our OCI offerings or through the purchase of a license and related license support, at the customer’s option, to run within the Oracle Cloud, as a part of a customer’s on-premise cloud services, and in other customer IT environments. Our OCI offerings also include cloud-based compute, storage and networking capabilities, among others, and new and innovative services such as Oracle Autonomous Database (described further below), MySQL HeatWave and emerging technologies such as IoT, digital assistant, and blockchain.

Our hardware business’ infrastructure technologies consist of hardware products and certain unique hardware-related software offerings and include Oracle Engineered Systems, enterprise servers, storage solutions, industry-specific hardware, virtualization software, operating systems, management software, and related hardware services, including hardware support at the customer’s option. Our customers utilize Oracle hardware products and related offerings in their cloud-based, on-premise or hybrid environments to run their internal business operations and to deliver products and services to their customers.

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

Oracle Infrastructure Technologies – Cloud and License Business Offerings

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business. Our infrastructure cloud services and license support revenues represented 58%, 59% and 60% of our total cloud services and license support revenues during fiscal 2022, 2021 and 2020, respectively.

Oracle Cloud Infrastructure (OCI)

OCI offerings are based upon Oracle’s Next-Generation Cloud Infrastructure and are designed to deliver our infrastructure technologies as a service including compute, storage and networking services. OCI offerings include our Oracle Autonomous Database offerings, among others, that Oracle runs, manages, upgrades and supports on behalf of the customer. We typically charge a prepaid fee that is decremented as the OCI services are consumed by the customer over a stated time period. By utilizing OCI, customers can leverage the Oracle Cloud for enterprise-grade, high performance, scalable, cost-effective and secure infrastructure technologies that are designed to be rapidly deployable and provide real-time elasticity while reducing the amount of time and resources normally consumed by IT processes within on-premise environments. OCI is designed to be differentiated from other cloud vendors to provide better security by separating cloud control code computers from customer data compute nodes. Customers use OCI to build and operate new cloud-native applications, to run new workloads and to move their existing Oracle or non-Oracle workloads to the Oracle Cloud from their on-premise data centers or from other cloud-based IT environments, among other uses. We continue to invest in OCI to improve features and performance; to expand the catalog of cloud-based infrastructure tools and services that we provide; to increase the capacity and geographic footprint to deliver these services; to simplify the processes for migrating workloads to the Oracle Cloud; and to provide customers with the ability to run workloads across different IT environments, the Oracle Cloud as well as other third-party clouds in a hybrid deployment model.

Oracle customers and partners utilize OCI offerings for platform-related services that are based upon the Oracle Database, Java and Oracle Middleware, including open source and other tools for a variety of use cases across data management (including the use of Oracle Autonomous Database and MySQL HeatWave), applications development, integration, content management, analytics, IT management and governance, security, and rapidly emerging technologies such as machine learning. OCI machine learning features are designed to be embedded into customer applications for a variety of predictive use cases including, among others, the servicing of machine parts that are at risk of failing, the stocking of retailer store shelves, and the financial modeling to stay within a business’ forecasts.

Oracle customers and partners also utilize OCI offerings for highly-scalable, available, and secure compute, storage and networking services. OCI compute services range from virtual machines to graphics processing unit-based offerings to bare metal servers and include options for dense I/O workloads and high performance computing. OCI storage offerings include block, object and archive storage services. In addition, our OCI offerings include networking, connectivity, and edge services that help connect customer data centers and third-party clouds, such as Microsoft Azure, with our OCI services for the creation of distributed and multi-cloud architectures.

In addition to the full suite of OCI offerings delivered by dozens of Oracle public cloud regions across the globe, we provide our customers with flexibility by offering certain OCI services within a customer’s own data center to address customer latency requirements and address restrictions imposed upon customers that operate in certain regulated industries, entities or jurisdictions. Oracle Cloud@Customer is designed to enable customers to run Oracle Autonomous Database or Oracle Database in their own data centers behind their firewalls while having the services managed by Oracle. Oracle Dedicated Region Cloud@Customer is designed to enable customers to bring a self-contained OCI instance into their data centers while accessing a substantial portfolio of OCI and Oracle SaaS offerings. Oracle Roving Edge Infrastructure offerings are designed to enable customers to access cloud computing and storage services at the edge of networks and in generally disconnected locations in order to accelerate deployment of cloud workloads outside of the data center.

Oracle Database Licenses

Oracle Database is the world’s most popular enterprise database and is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data. Oracle Database is licensed throughout the world by businesses and organizations of all sizes for a multitude of purposes, including, among others: for use within the Oracle Cloud to deliver our Oracle SaaS and OCI offerings; for use as a cloud license by a number of cloud-based vendors as a component of their respective cloud offerings; for packaged and custom applications for transaction processing; and for data warehousing and business intelligence. Oracle Database may be deployed in various IT environments including Oracle Cloud, Oracle Cloud@Customer and Dedicated Region Cloud@Customer environments, other cloud-based IT environments, and on-premise data centers, among others. Oracle Database Enterprise Edition is available with a number of optional add-on products to address specific customer requirements. As described above, customers may elect to purchase license support for Oracle Database licenses. We also offer Oracle Database as a cloud service, such as with OCI’s Exadata Cloud Service and Database Cloud Service.

In addition to the Oracle Database, we offer a portfolio of specialized databases to address specific customer requirements including MySQL, the world’s most popular open source database, as a cloud service and an on-premise offering.

Oracle Autonomous Database

Oracle Autonomous Database is designed to deliver performance and scale for enterprise database workloads with automated database operations and policy-driven optimization by combining certain Oracle infrastructure technologies including the Oracle Database, Oracle’s Next-Generation Cloud Infrastructure, Oracle Exadata, and native machine learning capabilities, among others. Oracle Autonomous Database is designed to be self-driving, automating routine database administration tasks including maintenance, tuning, patching, security and backup. Oracle Autonomous Database is engineered to lower labor costs and reduce human error while using machine learning-driven diagnostics for fault prediction and error handling and is also engineered to provide automatic threat detection and remediation. Oracle Autonomous Database is designed to enable on-demand, automatic scaling of database resources combined with consumption-based pricing in order to help organizations lower costs by paying only for resources used. The integration of Oracle Autonomous Database with other Oracle Cloud Services, such as Java Cloud and the Oracle APEX low-code service, along with open interfaces and integrations, is designed to provide developers with a modern, open platform to develop new and innovative applications.

For analytics workloads, Oracle Autonomous Database is designed to provide customers with easy-to-use analytics tools and machine learning capabilities that are accelerated using Oracle Exadata’s scale-out infrastructure. We believe Oracle Autonomous Database’s built-in developer capabilities and automation will enable organizations to:

•	quickly deploy new data marts and data warehouses;
•	move existing ones to the cloud; and
•	create data lake houses.

All of which is designed to enable organizations to gain new insights into customer behavior, more accurately anticipate future demand, align workforce deployment with business activity forecasts and accelerate the pace of operations, among other benefits. For transaction processing workloads, Oracle Autonomous Database is designed to enable organizations to safely run a complex mix of high-performance transactions. It is also designed to enable organizations to efficiently support dynamic workloads, conduct real-time analysis of transactional data and lower administration costs.

Oracle Autonomous Database offers the following options, among others:

•

Shared Exadata Cloud Infrastructure, which is designed to provide a simple and elastic deployment choice in OCI regions where Oracle autonomously operates all aspects of the database lifecycle, including database placement, backup and software updates;

•

Dedicated Exadata Cloud Infrastructure, which is designed to provide dedicated compute, storage, networking and database resources for a single tenant in OCI regions, enabling high levels of security isolation and governance, customizable operational policies for autonomous operations, workload placement and optimization, availability, over-provisioning and peak usage; and

•

Exadata Cloud@Customer Infrastructure, which is designed to be deployed in customer data centers to provide the characteristics of a private, on-premise cloud but with cloud automation, consumption pricing, and Oracle management of the infrastructure and software.

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

Among our other middleware license offerings, we license development tools, such as Oracle WebLogic Server for Java application development, and Oracle Identity Manager, which automates user identity provisioning and allows enterprises to manage the end-to-end lifecycle of user identities across all enterprise resources. Organizations may elect to purchase license support, as described above, for Oracle Middleware licenses at their option. We also offer certain of our middleware capabilities as a part of our OCI offerings.

Java Licenses

Java is the world’s most popular programming language that is used to deliver cloud development and deployment services, microservices, analytics, data management, blockchain, security, and continuous integration tools for numerous platforms and technologies including websites, enterprise and consumer applications, embedded devices and large-scale systems. Java is designed to enable developers to write software on a single platform and run it on many other different platforms, independent of operating system and hardware architecture. Java has been adopted by both independent software vendors (ISVs) that have built their products using Java and by enterprise organizations building custom applications or consuming Java-based ISV products. Oracle is the steward of the Java platform and ecosystem. Customers generally purchase Java offerings through subscriptions that include licenses and support services. Oracle’s Java offerings are used by customers to support their Java deployments and to stay current with the latest security updates and other technology innovations.

Oracle Infrastructure Technologies – Hardware Business Offerings

Oracle infrastructure technologies are also marketed, sold and delivered through our hardware business, including a broad selection of hardware products and related hardware support services to power cloud-based and on-premise IT environments.

Oracle Engineered Systems

Oracle Engineered Systems are core to our cloud-based and on-premise data center infrastructure offerings. Oracle Engineered Systems are pre-integrated products, combining multiple unique Oracle technology components, including database, storage, operating system, and management software with server, storage, networking hardware and other technologies. Oracle Engineered Systems are designed to work together to deliver improved performance, scalability, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently in a non-disruptive manner; and to simplify maintenance cycles and improve security by providing a single solution for patching. For example, Oracle Exadata Database Machine is an integrated platform that is optimized for running Oracle Database, achieving higher performance, scalability and availability at a lower cost by combining Oracle Database, storage and operating system software with Oracle server, storage and networking hardware. We offer certain of our Oracle Engineered Systems, including the Oracle Exadata Database Machine, among others, through flexible deployment options, including on-premise, as a cloud offering in OCI, and as a hybrid cloud offering in customer data centers.

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

Oracle Storage

Oracle storage products are engineered for cloud, on-premise and hybrid IT environments and designed to securely store, manage, protect and archive customers’ mission-critical data assets generated by any database or application. Oracle storage products combine flash, disk, tape and server technologies with optimized software and unique integrations with the Oracle Database offering greater performance and efficiency and lower total cost relative to our competitors’ storage products. Certain of our storage products provide integration with Oracle Cloud Services for backup and archiving.

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

Oracle Operating Systems, Virtualization, Management and Other Hardware-Related Software

We offer a portfolio of operating systems, including Oracle Linux and Oracle Solaris, virtualization software, and other hardware-related software. We also offer a range of management technologies and products, including Oracle Enterprise Manager and the Oracle Cloud Observability and Management Platform, designed to help customers efficiently operate complex IT environments, including both end users’ and service providers’ cloud environments.

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

Manufacturing

We rely on third-party manufacturing partners to produce the substantial majority of our hardware products that we market and sell to customers and utilize internally to deliver Oracle Cloud Services, and we distribute most of our hardware products from these partners’ facilities. Our manufacturing processes are substantially based on standardization of components across product types and centralization of assembly and distribution centers. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of suppliers. For most of our hardware products, we have existing alternative sources of supply or such sources are readily available. However, we do rely on sole sources for certain hardware components. We monitor and evaluate potential risks of disruption within our supply chain operations. Refer to Risk Factors included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our hardware products and the related risks to our businesses.

Sales and Marketing

We directly market and sell our cloud, license, hardware, support and services offerings globally to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our offerings globally through indirect channels.

In the United States (U.S.), our sales and services employees are based in our headquarters and other facilities throughout the country. Outside the U.S., our international subsidiaries sell, support and service our offerings in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography specific economic trends, and offers us an opportunity to take advantage of new markets for our offerings. Our international operations subject us to certain risks, which are more fully described in Risk Factors included in Item 1A of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Workforce

As of May 31, 2022, we employed approximately 143,000 full-time employees, of which approximately 48,000 were employed in the U.S. and approximately 95,000 were employed internationally. Our approximate employee counts by lines of business are:

38,000	Sales and marketing	25,000	Services
21,000	Cloud services and license support operations	44,000	Research and development
3,000	Hardware	12,000	General and administrative

The average tenure of our employees is approximately seven years and 27% of our employees have been employed with Oracle for ten or more years.

None of our employees in the U.S. is represented by a labor union; however, in certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees.

Diversity and Inclusion

We believe that innovation starts with inclusion. Our focus on diversity and inclusion is reflected throughout our organization, starting at the highest level. Our Chief Executive Officer is a woman and forty percent of our Board members are women and/or come from a diverse background. We endeavor to hire employees from a broad pool of talent with diverse backgrounds, perspectives and abilities and we believe Oracle’s leaders serve as role models for our diverse and inclusive workforce. We seek to continuously build on our inclusive hiring strategies, tracking our progress and holding ourselves accountable for greater diversity at Oracle. Our programs are supported by Oracle leaders across the company with strategic sponsorship from Oracle’s Executive Diversity Council, which is led by Safra Catz, our Chief Executive Officer, and extend through the actions we are taking globally on Oracle’s five Diversity and Inclusion (D&I) Imperatives:

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

We are proud to be recognized for our progress and commitment to D&I, including being named a Best Place to Work for LGBTQ+ Equality in 2022 by the Human Rights Campaign Foundation, a 2021 Best Place to Work for Disability Inclusion by the Disability Equality Index, and a 2022 Top Supporter of Historically Black College and University Engineering Schools by Career Communications Group.

Leaders Who Listen

We believe that an important aspect of creating a culture and environment that supports employee, customer and business success is listening to employee feedback. We share the results of our annual employee engagement survey with leaders who receive direct observations from employees about areas critical to Oracle’s strategic priorities, including the employee and customer experience. The results of the survey are also discussed with our Board of Directors and Board committees. Nearly 80% of our employees participate in the annual survey. Leaders listen to employees, evaluate feedback and prioritize actions to enhance employee, business and customer success.

Employee Experience

Emerging from the COVID-19 pandemic, Oracle has further increased our focus on delivering a great employee experience, anchored by meaningful work, career opportunities and well-being, to continue to attract and retain high quality talent. We support employee well-being from multiple dimensions, including economic, health, development, and lifestyle with a comprehensive suite of compensation, benefits, learning and development, and flexible work options.

Opportunities to Learn and Grow

We believe that one of the primary reasons candidates join Oracle is for career development and opportunities to grow their careers. We have programs and resources to help our employees explore, build and achieve their career goals. We also promote regular career conversations between leaders and employees. These are separate from performance feedback conversations and are focused on helping employees identify and take steps to grow their careers. Our Talent Review process, run on Oracle Fusion Cloud HCM, provides the mechanism for leaders to review and discuss opportunities and action plans to develop employees. 24% of our open non-entry level positions were filled internally in fiscal 2022, providing growth opportunities and retaining critical knowledge and talent.

Helping our employees learn and apply new skills is key to retaining them and critical to our ability to innovate and rapidly evolve. We support employees with anytime, everywhere learning resources to help build skills for today and the future. Oracle employees received two million hours of training in fiscal 2022 and accessed online learning content at an average rate of more than two million views per month. Our employees take advantage of online classes and learning resources on business and technical skills, as well as webinars and learning opportunities that are designed to support employee and family well-being.

Flexible Work Options

For the vast majority of Oracle’s employees, productivity is not tied to being in an office and collaboration can happen between people anywhere. Oracle’s modern approach to work gives our employees more flexibility to choose where and how to work. Depending on their role, many of our employees can choose their office location, as well as work from home some or all of the time. We believe this allows us to engage with a wider pool of talent and retain employees who want or need more flexibility.

Making a Difference

Many of our employees participate in Oracle’s corporate citizenship initiatives focused on education, the environment and community. Each year, through our volunteering and giving programs, employees donate tens of thousands of volunteer hours and millions of dollars (matched by Oracle) to a wide variety of causes. Of particular note are the efforts made by employees to support colleagues impacted by the Russia-Ukraine conflict, above and beyond the direct support Oracle has provided. In addition to monetary donations by employees and by Oracle through its matching program to support humanitarian relief efforts in Ukraine and Oracle employees in need, many employees have offered direct assistance to Ukrainian coworkers and their families as they seek safety.

Seasonality and Cyclicality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the IT industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. See “Cloud and License Business” in Item 7 of this Annual Report for more information regarding the seasonality and cyclicality of the revenues, expenses and margins of our cloud and license business, which is our largest business.

Competition

We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as customer demands and competitive pressures otherwise change.

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their IT environments. Our enterprise cloud, license and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world, including Amazon.com, Inc., Microsoft Corporation, International Business Machines Corporation (IBM), Intel Corporation, Cisco Systems, Inc., Adobe Systems Incorporated, Alphabet Inc., salesforce.com, inc. and SAP SE, as well as other companies like Hewlett-Packard Enterprise and Workday, Inc. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we face increased competition as we compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures, or repositioning of product lines—which invite even greater competition in one or more product offering categories.

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, ease of use, speed to production and quality of technical support. Our products and services sales and the relative strength of our products and services versus those of our competitors are also directly and indirectly affected by the following, among other factors:

•	market adoption of cloud-based IT offerings including SaaS and cloud infrastructure offerings;
•	the ease of deployment, use, transacting for and maintenance of our products and services offerings;
•	compatibility between Oracle products and services deployed within local IT environments and public cloud IT environments, including our Oracle Cloud environments;
•	the adoption of commodity servers and microprocessors;
•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;

•	operating system competition among our Oracle Solaris and Linux operating systems, with alternatives including Microsoft’s Windows Server, and other UNIX and Linux operating systems;
•	the adoption of open source alternatives to commercial software by enterprise software customers;
•	products, features and functionality developed internally by customers and their IT staff;
•	products, features and functionality customized and implemented for customers by consultants, systems integrators or other third parties; and
•	the attractiveness of offerings from business processing outsourcers.

For more information about the competitive risks we face, refer to Item 1A Risk Factors included elsewhere in this Annual Report.

Governmental Regulation

We operate globally and are subject to numerous U.S. federal, state, and foreign laws and regulations covering a wide variety of subject matters. For information about governmental regulations applicable to our business, refer to Item 1A Risk Factors included elsewhere in this Annual Report.

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

Mr. Ellison, 77, has been our Chairman of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004. He currently serves as a director of Tesla, Inc.

Ms. Catz, 60, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She currently serves as a director of The Walt Disney Company. She also serves on the U.S. Homeland Security Advisory Council.

Mr. Henley, 77, has served as our Vice Chairman of the Board since September 2014. He previously served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Screven, 57, has been Executive Vice President, Chief Corporate Architect since May 2015. He served as our Senior Vice President, Chief Corporate Architect from November 2006 to April 2015 and as Vice President, Chief Corporate Architect from January 2003 to November 2006. He held various other positions with us since joining Oracle in 1986.

Ms. Daley, 63, has been our Executive Vice President and General Counsel since April 2015. She served as our Secretary from October 2007 until October 2017 and she was our Senior Vice President, General Counsel from October 2007 to April 2015. She served as our Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004 and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 60, has been our Executive Vice President, Chief Accounting Officer since April 2015. He served as our Senior Vice President, Corporate Controller and Chief Accounting Officer from February 2008 to April 2015 and served as our Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008.

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

Business and Operational Risks

Our success depends upon our ability to develop and sell new products and services, integrate acquired products and services and enhance our existing products and services.   Rapid technological advances, intense competition, changing delivery models and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the industries in which we compete. If we are unable to develop new or sufficiently differentiated products and services, enhance and improve our product offerings and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe to our license, hardware or cloud offerings or renew license support, hardware support or cloud subscriptions contracts. Renewals of these contracts are important to the growth of our business. In addition, we cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have continued to refresh and release new offerings of our cloud products and services. Machine learning and artificial intelligence are increasingly driving innovations in technology, but if they fail to operate as anticipated or our other products do not perform as promised, our business and reputation may be harmed.

During fiscal 2022, we held many of our major customer events in a virtual format. Our shift to virtual customer events may not be successful, and we may not be able to showcase our products as well as we have historically done through in-person events or generate the same customer interest, opportunities and leads through these virtual events. We currently plan to reintroduce large in-person events during fiscal 2023 but we may not be able to do so successfully and our customers may not be able or willing to attend them, which could adversely impact our ability to market and sell our products and services.

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

Our Oracle Cloud strategy, including our Oracle Cloud Software-as-a-Service and Oracle Cloud Infrastructure (SaaS and OCI, respectively, and collectively, Oracle Cloud Services) offerings, may adversely affect our revenues and profitability.   We provide our cloud and other offerings to customers worldwide via a variety of deployment models, including via our cloud-based SaaS and OCI offerings. As these business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our cloud and license offerings. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

As customer demand for our cloud offerings increases, we experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our cloud license and on-premise license, and hardware product arrangements relative to our cloud offering arrangements. Customers predominantly purchase our cloud offerings on a subscription basis and revenues from these offerings are generally recognized ratably or as services are consumed over the terms of the subscriptions. Consequently, any deterioration in sales activity associated with our cloud offerings may not be immediately observable in our consolidated statement of operations. This is in contrast to revenues associated with our license and hardware product arrangements, which are generally recognized in full at the time of delivery of the related licenses and hardware products. In addition, we may not be able to accurately anticipate customer transitions from or be able to sufficiently backfill reduced customer demand for our license, hardware and support offerings relative to the expected increase in customer adoption of and demand for our Oracle Cloud Services, which could adversely affect our revenues and profitability.

As a part of our Oracle Cloud strategy, we plan our investment levels based on estimates of future revenues and future anticipated rates of growth. In recent periods, our cloud services and license support expenses have grown to meet current and expected demand for our cloud offerings, including investments to increase our existing data center capacity and to establish data centers in new geographic locations. In connection with these investments, we entered, and expect to continue to enter, into long-term operating lease commitments with third party data center providers that generally require us to pay fees to early exit such obligations should our strategies change, which could adversely impact our profitability and cash flows. In addition, we outfit these data centers with equipment and improvements that we typically depreciate over their estimated useful lives, which could be shortened should our cloud strategies change, which could adversely affect our profitability.

We might experience significant coding, manufacturing or configuration errors in our cloud, license and hardware offerings.   Despite testing prior to the release and throughout the lifecycle of a product or service, our cloud, license and hardware offerings sometimes contain coding, manufacturing or configuration errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released cloud, license or hardware offerings can be time consuming and costly. Errors in our cloud, license or hardware offerings could affect their ability to properly function, integrate or operate with other cloud, license or hardware offerings, could result in service interruptions, delays or outages of our cloud offerings, could create security vulnerabilities in our products or services, could delay the development or release of new products or services or new versions of products or services, and could adversely affect market acceptance of our products or services. This includes third-party software products or services incorporated into our own. If we experience any of these errors, or if there are delays in releasing our cloud, license or hardware offerings or new versions of these offerings, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our and our customers’ abilities to conduct business operations and to ensure accuracy in financial processes and reporting, and may result in unanticipated costs. Enterprise customers rely on our cloud, license and hardware offerings and related services to run their businesses, and errors in our cloud, license and hardware offerings and related services could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed.   We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Many vendors spend amounts in excess of what Oracle spends to develop and market applications and infrastructure technologies including databases, middleware products, application development tools, business applications, collaboration products and business intelligence, compute, storage and networking products, among others, which compete with Oracle applications and infrastructure offerings. Use of our competitors’ technologies influences a customer’s purchasing decision or creates an environment that makes it less efficient to utilize or migrate to Oracle products and services. Our competitors may also adopt business practices that provide customers access to competing products and services on terms that we may not generally find acceptable, which may convince customers to purchase competitor products and services. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices, better execute on their sales and marketing strategies, offer more flexible business practices, provide debt or equity financing to customers or form strategic alliances with other companies. Mergers, consolidations or alliances among our competitors, or acquisitions of our competitors by large companies may result in increased competition. We may also face increasing competition from open source software initiatives in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

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

Our cloud offerings and hardware offerings are complex, and if we cannot successfully manage this complexity, including the sourcing of technologies and components, the results of these businesses will suffer. We depend on suppliers to develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products that we market and sell to our customers and that we use as a part of our cloud infrastructure to deliver our cloud offerings, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. Our supply chain operations have been, and likely will continue to be, negatively impacted by the COVID-19 pandemic and could also be disrupted by industry consolidation and component constraints or shortages, natural disasters, political unrest, other public health crises, changes to trade policies, port stoppages or other transportation disruptions or slowdowns, or other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped. If one or more of the risks described above occurs, our cloud and license business and hardware business and related operating results could be materially and adversely affected.

We are susceptible to third-party manufacturing and logistics delays, which could result in the loss of sales and customers.   We outsource a majority of our manufacturing, assembly, delivery and technology of, and certain component designs for, our hardware products to a variety of companies, many of which are located outside the U.S. From time to time, these partners experience production problems, delays or cannot meet our demand for products. The conditions caused by the COVID-19 pandemic created, and likely will continue to create, delays in our supply chain. Third-party manufacturing and logistics delays attributable to the effects of COVID-19 caused delays in the manufacturing and fulfilment of certain customer orders during fiscal 2022. Ongoing or future delays in manufacturing could cause the loss of additional sales, delayed revenue recognition or an increase in our hardware products expenses, all of which could adversely affect the margins of our cloud and license business and hardware business. These challenges could arise if we alter our manufacturing strategies, suppliers, or locations.

Our hardware revenues and profitability have declined and could continue to decline.   Our hardware business may adversely affect our total revenues and overall profitability and related growth rates. We may not achieve our estimated revenue, profit or other financial projections with respect to our hardware business in a timely manner or at all due to a number of factors, including:

•

our focus on certain of our more profitable Oracle Engineered Systems and certain other hardware products we consider strategic and the de-emphasis of certain of our lower profit margin commodity hardware products;

•	changes in strategies and frequency for the development and introduction of new versions or next generations of our hardware products;
•	decreased customer demand for related hardware support as hardware products approach the end of their useful lives; and
•	general supply chain material shortages worldwide, which were further exacerbated globally as a result of the COVID-19 pandemic.

Supply chain shortages have in some instances resulted in increases to the costs of production of our hardware products that we may not be able to pass on to our customers. In addition, we have in some instances responded to such shortages by committing to higher inventory purchases and balances relative to our historical positions in order to secure manufacturing capacity, which has in some instances increased inventory excess and obsolescence risk and adversely impacted our operating cash flows.

Our periodic workforce restructurings and reorganizations can be disruptive.   We are currently restructuring our workforce and in the past we have restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, changes in strategies, acquisitions and other internal and external considerations. These types of restructurings have resulted, and may in the future result, in increased restructuring costs and temporary reduced productivity while the employees adjusted to their new roles and responsibilities. In addition, we may not achieve or sustain the expected growth, resource redeployment or cost savings benefits of these restructurings, or may not do so within the expected timeframe. These effects could recur in connection with future acquisitions and other restructurings, and our revenues and other results of operations could be negatively affected.

We may lose key employees or may be unable to hire enough qualified employees.   We rely on hiring qualified employees and the continued service of our senior management, including our Chairman of the Board of Directors, Chief Technology Officer and founder; our Chief Executive Officer; other members of our executive team; and other key employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We recently reopened certain of our offices around the globe and we intend to reopen other offices when it is safe to do so and local requirements allow. Our employees continue to have flexibility to choose where and how to work. Depending on their role, this means that many employees can choose their office location, as well as continue to work from home some or all of the time. While we believe this may help us engage with a wider pool of talent and may help to retain employees who want or need more flexibility, it may fail to yield these desired benefits and could also lead to increased employee burnout or negatively impact employee productivity, and it may present cybersecurity risks and additional risks for our real estate portfolio and strategy. Despite our efforts to reopen our offices in a safe manner, our employees who have opted to return to the office may nevertheless be exposed to health risks, which may expose us to potential liability.

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

We continually focus on improving our cost structure by hiring personnel in countries where advanced technical expertise and other expertise are available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We are experiencing increased competition for employees in these countries as the trend toward globalization continues, which has affected our employee retention efforts and increased our expenses in an effort to offer a competitive compensation program. In addition, changes to immigration and labor law policies may adversely impact our access to technical and professional talent.

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

Our cloud and license, and hardware indirect sales channels could affect our future operating results.   Our cloud and license, and hardware indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our cloud, software and hardware marketing and sales efforts. Our financial results could be adversely affected if:

•	our contracts with channel participants were terminated or our relationships with channel participants were to deteriorate;
•	any of our competitors enter into strategic relationships with or acquire a significant channel participant;
•	the financial condition or operations of our channel participants were to weaken; or

•	the level of demand for our channel participants’ products and services were to decrease.

There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues.

Acquisitions present many risks and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction.   On June 8, 2022, we closed the acquisition of Cerner Corporation (“Cerner”). We continue to review and consider strategic acquisitions of companies, products, services and technologies. We have a selective and active acquisition program and we expect to continue to make acquisitions in the future because acquisitions have been an important element of our overall corporate strategy. Risks we may face in connection with our acquisition program, such as our recent acquisition of Cerner, include:

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

•

an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices or alter go-to-market strategies that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition, including intangible assets and goodwill;

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

•

we may be unable to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, and we may need to divest or dispose of assets or businesses or take other actions in order to obtain such approvals;

•	our use of cash to pay for acquisitions may limit other potential uses of our cash;
•

we recently incurred additional debt to finance our acquisition of Cerner and in the future, we may have to incur additional debt to pay for other acquisitions or have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner or on favorable terms; and

•

we may experience additional or unexpected changes in how we are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles, including arrangements that we may assume in an acquisition.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

The COVID-19 pandemic has affected how we and our customers are operating our respective businesses, and the duration and extent to which this will impact our future results of operations remains uncertain.   The COVID-19 pandemic and efforts to control its spread have affected how we and our customers, partners and suppliers are operating our businesses. Our operations have been and may in the future be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, the COVID-19 pandemic has led governments to implement preventative measures to contain or control further spread of the virus, such as travel restrictions, prohibitions of non-essential activities, quarantines, work-from-home directives and shelter-in-place/social distancing orders. These preventative measures led to sharp reductions in demand in certain industries in which our customers operate. It is not clear what long-term effects the COVID-19 pandemic will have on our business, including the effects on our customers, partners, suppliers and prospects. If we are not able to respond to and manage the impact of the COVID-19 pandemic effectively, our business will be harmed.

We are a U.S. federal government contractor and are therefore subject to a federal executive order requiring our U.S.-based employees to be vaccinated unless they qualify for medical or religious exemptions. The executive order has been challenged in court and has been enjoined from enforcement, but its ultimate status, and the impact on our business, is uncertain. However, this requirement or other future vaccine mandates could adversely affect our workforce retention and hiring. In addition, customer vaccination requirements, as well as certain state and local vaccination mandates, may impact our staffing abilities.

The negative impacts of the global COVID-19 pandemic on the broader global economy and related impacts on our customers’ business operations and their demand for our products will depend on future developments, which are highly uncertain and cannot be predicted. Additional impacts and risks that we are not currently aware of may arise. We are similarly unable to predict the extent of the impact of the pandemic on our customers, partners, suppliers and other partners, but a material effect on these parties could also materially and adversely affect us. In addition, we have curtailed travel expenses since the beginning of the COVID-19 pandemic, and it may become necessary for us to increase such travel expenses prospectively in furtherance of our business initiatives. The COVID-19 pandemic may also heighten other risks described in this Risk Factors section.

Data Privacy, Cybersecurity and Intellectual Property Risks

If our security measures for our products and services are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, any of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.   Our products and services, including Oracle Cloud Services, store, retrieve, manipulate and manage third-party data, such as our customers’ information and data, as well as our own data. We believe that Oracle in particular is a target for computer hackers and other bad actors because Oracle stores and processes large amounts of data, including in customer sectors involving particularly sensitive data such as health sciences, financial services, retail, hospitality and the government. We and our third-party vendors are regularly subject to attempts by third parties (which may include individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations, nation-states and individuals sponsored by them) to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems. Successful attempts by one of these malicious actors can lead to the compromise of personal information or the confidential information or data of Oracle or our customers. Attempts of this nature typically involve IT-related viruses, worms, and other malicious software programs that attack networks, systems, products and services, exploit potential security vulnerabilities of networks, systems, products and services, create system disruptions and cause shutdowns or denials of service. Third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, our customers, suppliers or partners. Our products and services, including our Oracle Cloud Services, may also be accessed or modified improperly as a result of customer, partner, employee, contractor or supplier error or malfeasance.

If a cyber-attack or other security incident results in unauthorized access to or modification of our customers’ or suppliers’ data, other external data, our own data or our IT systems, or if the services we provide to our customers are disrupted, or if our products or services are reported to have or are perceived as having security vulnerabilities, we could incur significant expenses and suffer significant damage to our brand and reputation. If our customers lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to not be secure, they may decide to reduce or terminate their spend with us. In addition, cyber-attacks and other security incidents could lead to significant investigation and remediation costs, loss or destruction of information, interruption of our operations, inappropriate use of proprietary and sensitive data, lawsuits, indemnity obligations, regulatory investigations and financial penalties, and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Our remediation efforts may not be successful. Because the techniques used to obtain unauthorized access to, or sabotage IT systems, change frequently, grow more complex over time, and often are not recognized until launched against a target, we may be unable to anticipate or implement adequate measures to prevent such techniques. Our internal IT systems continue to evolve and we are often early adopters of new technologies. However, our business policies and internal security controls may not keep pace with these changes as new threats emerge. In addition, we often experience increased activity of this nature during times of instability, including during our office closures related to the COVID-19 pandemic when most of our employees were working solely from home, and our operations may be more susceptible to malfeasance due to operational changes instituted to comply with safety, health and regulatory requirements, among others. We may not discover any security breach and loss of information for a significant period of time after the security breach.

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

Our business practices with respect to data could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to privacy and data protection.   As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. Our recent acquisition of Cerner also subjects us to additional data privacy and other related regulations governing the healthcare industry and patient information, including but not limited to regulations governing electronic health data transmissions, the treatment of patient information, healthcare fraud and healthcare information sharing.

In the wake of the European Union (EU) General Data Protection Regulation (GDPR), the rate of global consideration and adoption of privacy laws has increased, giving rise to more global jurisdictions in which regulatory inquiries and audits may be requested of Oracle, and if we are not deemed to be in compliance, could result in enforcement actions and/or fines. This is true in the U.S. where, for example, California, Colorado, Connecticut, Utah and Virginia have enacted privacy laws, the U.S. Congress is considering several privacy bills at the federal level, and a number of other state legislatures are considering privacy laws. Regulators globally are also imposing greater monetary fines for privacy violations. The GDPR, which became effective in May 2018, provides for monetary penalties of up to 4% of an organization’s worldwide revenue. These penalties can be significant. For example, one European data protection regulator has fined a major U.S. technology company €225 million for its data handling practices. The U.S. Federal Trade Commission continues to fine companies for unfair and deceptive data protection practices, and these fines may increase in size. Taken together, the changes in laws or regulations associated with the enhanced protection of personal and other types of data could greatly increase the size of potential fines related to data protection, and our cost of providing our products and services could result in changes to our business practices or even prevent us from offering certain services in jurisdictions in which we operate. Although we have implemented contracts, diligence programs, policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products and services.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.   Developing our various product offerings is expensive and the investment in the development of these offerings often involves a long return on investment cycle. An important element of our corporate strategy is to continue to dedicate a significant amount of resources to research and development and related product and service opportunities, both through internal investments and the acquisition of intellectual property from acquired companies. Accelerated product and service introductions and short lifecycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Legal and Regulatory Risks

Adverse litigation results could affect our business.   We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from running our core business. The results of our litigation also cannot be predicted with certainty. Even a favorable judgment may be subject to appeals leading to protracted litigation, additional costs and the prospect that our desired outcome will be overturned. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

We may be subjected to increased taxes due to changes in U.S. or international tax laws or from adverse resolutions of tax audits and controversies.   As a multinational corporation, we incur income taxes as well as non-income based taxes (such as payroll, sales, use, property and value-added taxes) in both the U.S. and various foreign jurisdictions. Significant uncertainties exist with respect to the application of the various taxes to the businesses in which we engage, often requiring that we make judgments in determining our tax liabilities and worldwide provision for income taxes. We are regularly under audit by tax authorities in the U.S. and internationally, which can lead to disagreements such as regarding our intercompany transfer prices and calculations and on the applicability of withholding taxes to our cross-border transactions. Any unfavorable resolution of these tax audits and controversies could cause our tax liabilities to increase and may have a material and adverse impact on our provision for income taxes and effective tax rate. Although we believe that our income and non-income based tax estimates are reasonable, there is no assurance that the final determination of tax audits or disputes will not be different from what is reflected in our historical income tax provisions and tax accruals.

Countries around the world continually consider and make changes to relevant tax, accounting and other laws, treaties, regulations, guidance and interpretations. In the U.S., various legislative proposals, if enacted, would substantially raise U.S. income taxes on our domestic and international profits. Such unfavorable tax legislation resulting from the shifting U.S. political landscape and economic environment create the potential for added volatility in our quarterly provision for income taxes and could have a material adverse impact on our future income tax provisions and effective tax rate. For example, in November 2021, the U.S. House of Representatives passed a bill titled the “Build Back Better Act” under budget reconciliation procedures. While that bill, to date, has failed to advance in the Senate, it is possible that a modified version of the bill containing similar revenue provisions will be enacted, which, depending on the specific provisions included, could materially increase our future tax liabilities and effective tax rate.

Other countries also continue to consider changes to their tax laws that could negatively affect us by increasing taxes imposed on our international revenue streams, operations and cross-border transactions, including the imposition of taxes targeted at digital technology businesses and changes in withholding tax rules. More fundamentally, 137 countries, including the U.S., in a global effort led by the Organization for Economic Cooperation and Development, have politically committed to implementing tax changes that would provide greater taxing rights to market jurisdictions where customers or users are located and impose minimum taxes on corporate profits. If enacted, these proposals would materially increase the level of income tax on our international profits.

Our future income tax provisions and effective tax rate could materially increase if any of the foregoing potential tax changes are implemented or if other changes are made to applicable tax laws and rules in the U.S. or in other countries in which we do business. Our provision for income taxes also could be adversely affected by changes in the mix of income earned or losses incurred in jurisdictions with differing statutory tax rates, fluctuations in our stock price and level of stock-based compensation expense, changes in the valuation of our deferred tax assets or liabilities and by other factors.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.   We derive a substantial portion of our revenues from, and have significant operations, outside of the U.S. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, foreign currency-related regulations, competition regulations, anti-bribery laws and other laws prohibiting payments to governmental officials such as the U.S. Foreign Corrupt Practices Act (FCPA), market access regulations, tariffs, and import, export and general trade regulations, including but not limited to economic sanctions and embargos. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business, including the loss of trade privileges. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. These laws can require suspension or termination of business, including financial transactions, in certain countries, territories or with certain customers and any such action in the future could adversely affect our business, financial condition and results of operations. For example, in response to the current Russia-Ukraine conflict, the U.S. and other countries have announced extensive sanctions against Russia and could impose broader sanctions or take other actions should the conflict further escalate. Oracle withdrew its operations from the Russian Federation and the Republic of Belarus in March 2022. Oracle recorded fiscal 2022 revenues of $248 million from these two countries, a reduction of $118 million relative to fiscal 2021. No revenues are expected to be recognized from these two countries prospectively. Compliance with these laws also requires a significant amount of management attention and effort, which may divert management’s attention from running our business operations and could harm our ability to grow our business, or may increase our expenses as we engage specialized or other additional resources to assist us with our compliance efforts.

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
•

political unrest, terrorism, war and the potential for other hostilities, including but not limited to, the current Russia-Ukraine conflict, the economic impact thereof and the potential to subject our business to materially adverse consequences should the situation escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the situation relative to the rest of Europe, where a material portion of our business is carried out;

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

Governmental entities are variously pursuing policies that affect our ability to sell our products and services. Changes in government procurement policy, priorities, regulations, technology initiatives and/or requirements may negatively impact our potential for growth in the government sector. For example, the U.S. government imposes evolving cybersecurity requirements, including, for example, the FedRAMP authorization process and the Department of Defense (DoD) Cybersecurity Maturity Model Certification. These requirements may impact our lines of business in the U.S. federal government market. Compliance with these cybersecurity requirements is complex and costly, and failure to meet, or delays in meeting, the required security controls could limit our ability to sell products and services, directly or indirectly, to the DoD and other federal and state government entities that implement similar cybersecurity requirements.

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

We have an Environmental Steering Committee (ESC) comprised of senior individuals from a wide range of Oracle business units, including our Chief Sustainability Officer who oversees our overall sustainability strategy, including climate related risk mitigation. The ESC evaluates if climate or environmental risks have the potential for significant chronic or acute impact on our core and/or strategic business functions, including service delivery and support, product development and deployment, supply chain management, facility operations, employee recruitment and retention, or brand reputation. A failure by the ESC to identify and assess these risks could adversely affect our reputation, business, financial performance and growth.

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

Financial Risks

Our quarterly results of operations may fluctuate significantly based on a number of factors that make our results of operations difficult for us to predict.   Our revenues, particularly certain of our cloud license and on-premise license revenues and hardware revenues, can be difficult to forecast. A substantial portion of our cloud license, on-premise license and hardware contracts is completed in the latter part of a quarter. Because a significant portion of our cost structure is largely fixed in the short term, sales and revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large license transactions and, to a lesser extent, hardware products transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly sales, revenues and profitability to fall significantly short of our predictions. In addition, sudden shifts in regional or global economic or political activity may cause our sales forecasts to be inaccurate.

In addition, we hold a portfolio of publicly traded and privately held equity investments. Changes in the fair values of these investments are recorded as unrealized gains or losses as a component of consolidated net income in each period. The timing and amount of changes in fair value, if any, of these investments depends on factors beyond our control, including the perceived and actual performance of the companies or funds in which we invest, and are subject to the general conditions of public and private equity markets, which are uncertain and have in the past varied, and may in the future vary, materially by period and may create volatility in our net income that is not reflective of our core businesses.

Changes in currency exchange rates can adversely affect customer demand and our revenue and profitability.   We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Euro, Japanese Yen, Saudi Arabian Riyal, Indian Rupee and British Pound, relative to the U.S. Dollar can significantly affect our total assets, revenues, operating results and cash flows, which are reported in U.S. Dollars. Fluctuations in foreign currency rates, including the strengthening of the U.S. Dollar against the Euro and most other major international currencies, adversely affects our revenue growth in terms of the amounts that we report in U.S. Dollars after converting our foreign currency results into U.S. Dollars and in terms of actual demand for our products and services as certain of these products may become relatively more expensive for foreign currency-based enterprises to purchase. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. Generally, our reported revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. In addition, our reported assets generally are adversely affected when the dollar strengthens relative to other currencies as a portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies and reported in U.S. Dollars.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged to earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency exposures. We may suspend the program from time to time. As part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations are international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts, including the cost to obtain such contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost-effective to hedge our foreign currency exposures, if our hedging efforts are ineffective, or should we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and any related fees paid to purchase such contracts, and other factors. All of these factors could materially impact our results of operations, financial position and cash flows.

We have incurred foreign currency losses associated with the devaluation of currencies in certain highly inflationary economies relative to the U.S. Dollar. We could incur future losses in emerging market countries and other countries where we do business should their currencies become designated as highly inflationary.

There are risks associated with our outstanding and future indebtedness.   As of May 31, 2022, we had an aggregate of $75.9 billion of outstanding indebtedness that will mature between calendar year 2022 and calendar year 2061, we incurred additional indebtedness to finance our acquisition of Cerner in June 2022, and we intend to incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Should we incur future increases in interest expense, our ability to utilize certain of our foreign tax credits to reduce our U.S. federal income tax could be limited, which could unfavorably affect our provision for income taxes and effective tax rate. In addition, changes to our outlook or credit rating or a withdrawal by any rating agency could negatively affect the value of both our debt and equity securities and increase the interest amounts we pay on certain outstanding or future debt. These risks could adversely affect our financial condition and results of operations.

Risks Related to Our Common Stock

Our stock price could become more volatile and your investment could lose value.   All of the factors discussed within this Risk Factors section could affect our stock price. The timing of announcements in the public market by us or by our competitors regarding new cloud services, products, product enhancements, technological advances, acquisitions or major transactions could also affect our stock price. Changes in the amounts and frequency of share repurchases or dividends could affect our stock price. Our stock price could also be affected by factors, some of which are beyond our control, including, among others: speculation in the press, social media and the analyst community; changes in recommendations or earnings related estimates by financial analysts; changes in investors’ or analysts’ valuation measures for our stock; negative analyst surveys or channel check surveys; earnings announcements where our financial results differ from our guidance or investors’ expectations; our credit ratings and market trends unrelated to our performance. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.   In fiscal 2022, our Board of Directors approved expansions of our stock repurchase program totaling $10.0 billion. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Macroeconomic developments such as the global or regional economic effects resulting from the current Russia-Ukraine conflict, increasing inflation rates and related economic curtailment initiatives, the COVID-19 pandemic, the United Kingdom leaving the EU (Brexit), evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

Business disruptions could adversely affect our operating results.   A significant portion of our critical business operations are concentrated in a few geographic areas, some of which include emerging market international locations that may be less stable relative to running such business operations solely within the U.S. We are a highly automated business and a disruption or failure of our systems, supply chains and processes could cause delays in completing sales, providing services, including some of our cloud offerings, and enabling a seamless customer experience with respect to our customer facing back office processes. A major earthquake or fire, political, social or other disruption to infrastructure that supports our operations or other catastrophic event or the effects of climate change (such as increased storm severity, drought and pandemics) that results in the destruction or disruption of any of our critical business operations, supply chains or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, services, manufacturing, cloud operations and administrative and other functions. Our headquarters facility consists of approximately 0.9 million square feet in Austin, Texas, all of which we own. We also own or lease other facilities for current use consisting of approximately 23.1 million square feet in various other locations in the U.S. and abroad. Approximately 4.7 million square feet, or 20%, of our total owned and leased space is sublet or is being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Our cloud operations deliver our Oracle Cloud Services through the use of global data centers, substantially all of which were leased through colocation suppliers. We believe that our facilities are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

The material set forth in Note 13 (pertaining to information regarding contingencies related to our income taxes) and Note 16 (pertaining to information regarding legal contingencies) of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 7,706 stockholders of record as of May 31, 2022.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Program

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 9, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of May 31, 2022, approximately $9.4 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2022—March 31, 2022	2.8	$79.24	2.8	$9,831.4
April 1, 2022—April 30, 2022	2.4	$79.28	2.4	$9,642.4
May 1, 2022—May 31, 2022	2.7	$71.06	2.7	$9,448.5
Total	7.9	$76.41	7.9

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2022, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2017 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/17	5/18	5/19	5/20	5/21	5/22
Oracle Corporation	100.0	104.6	115.1	124.5	185.3	171.7
S&P 500 Index	100.0	114.4	118.7	134.0	188.0	187.4
S&P Information Technology Index	100.0	128.2	133.8	185.3	264.3	269.4

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our businesses and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition for fiscal 2022 compared to fiscal 2021. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, as filed with the SEC on June 21, 2021, which is available free of charge on the SEC’s website at www.sec.gov and on our Investor Relations website at www.oracle.com/investor.

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

We have three businesses: cloud and license; hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of this Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Item 1 Business and Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which include our Chief Executive Officer and Chief Technology Officer, view our operating results and allocate resources.

Cloud and License Business

Our cloud and license business, which represented 85% and 84% of our total revenues in fiscal 2022 and 2021, respectively, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings. Revenue streams included in our cloud and license business are:

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services and license support revenues relative to our cloud license and on-premise license revenues, hardware revenues and services revenues has increased and we expect this trend to continue. Cloud services and license support revenues represented 71% of our total revenues during each of fiscal 2022 and 2021 and 70% of our total revenues during fiscal 2020.

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

Hardware Business

Our hardware business, which represented 7% and 8% of our total revenues in fiscal 2022 and 2021, respectively, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

We generally expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and license business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs.

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by many factors, including our manufacturing partners’ abilities to timely manufacture or deliver a few large hardware transactions, with this factor becoming more pronounced in recent periods due to global supply chain constraints for certain technology components; our strategy for and the position of our hardware products relative to competitor offerings; customer demand for competing offerings, including cloud infrastructure offerings; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; and foreign currency rate fluctuations.

Services Business

Our services business, which represented 8% of our total revenues in each of fiscal 2022 and 2021, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions;

governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy. On December 20, 2021, we entered into an Agreement and Plan of Merger with Cerner Corporation (Cerner), a provider of digital information systems used within hospitals and health systems that are designed to enable medical professionals to deliver better healthcare to individual patients and communities, for a preliminary estimated purchase price of approximately $28.2 billion. The transaction closed on June 8, 2022. Notes 2 and 17 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, provide additional information related to our acquisition of Cerner and our other recent acquisitions.

We believe that we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities balances, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flows and return on invested capital targets, among others, before deciding to move forward with an acquisition.

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

Many of our customer contracts include multiple performance obligations. Judgment is required in determining whether each performance obligation within a customer contract is distinct. Oracle products and services generally function on a standalone basis and do not require a significant amount of integration or interdependency. Therefore, multiple products and services contained within a customer contract are generally considered to be distinct and are not combined for revenue recognition purposes. We allocate the transaction price for each customer contract to each performance obligation based on the relative SSP (the determination of SSP is discussed below) for each performance obligation within each contract. We recognize the amount of transaction price allocated to each performance obligation within a customer contract as revenue as each performance obligation is satisfied.

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

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, pre-acquisition contingencies and any contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Results of Operations

Recent Global Events

Oracle withdrew its operations from the Russian Federation and the Republic of Belarus in March 2022. Neither of the aforementioned countries, nor Ukraine, have composed or are expected to compose a material portion of Oracle’s total consolidated revenues, net income, net assets, or workforce. We serve hundreds of thousands of customers globally across a broad geographic and industry base. We are profitable and generate a large amount of positive cash flow from our operations, and we do not believe the current posture of the Russia-Ukraine situation will jeopardize either of these characteristics of our business. Other impacts due to this rapidly evolving situation are currently unknown and could potentially subject our business to materially adverse consequences. For a more complete discussion of the risks we encounter in our business, please refer to Item 1A Risk Factors included elsewhere in this Annual Report.

In addition, for a discussion of the impacts on and risks to our business from COVID-19, please refer to the risks included in Item 1A Risk Factors in this Annual Report and the information presented below in Results of Operations in this Item 7.

Presentation of Operating Segment Results and Other Financial Information

In our fiscal 2022 compared to fiscal 2021 results of operations discussion below, we provide an overview of our total consolidated revenues, total consolidated operating expenses and total consolidated operating margin, all of which are presented on a GAAP basis. We also present a GAAP-based discussion below for substantially all of the other expense items as presented in our consolidated statements of operations that are not directly attributable to our three businesses.

In addition, we discuss below the fiscal 2022 compared to fiscal 2021 results of each of our three businesses—cloud and license, hardware and services—which are our operating segments as defined pursuant to ASC 280, Segment Reporting. The financial reporting for our three businesses that is presented below is presented in a manner that is consistent with that used by our CODMs. Our operating segment presentation below reflects revenues, direct costs and sales and marketing expenses that correspond to and are directly attributable to each of our three businesses. We also utilize these inputs to calculate and present a segment margin for each of our three businesses in the discussion below.

Consistent with our internal management reporting processes, the below operating segment presentation for fiscal 2021 is noted to include any revenues adjustments related to cloud services and license support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for fiscal 2021 due to certain business combination accounting requirements that were eliminated in fiscal 2022. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the summations of our total operating segment revenues as presented in the discussion below to total revenues as presented per our consolidated statements of operations for fiscal 2021.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating expenses or income, net and (provision for) benefit from income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our consolidated statements of operations for fiscal 2022 and 2021.

We experienced COVID-19 related impacts to our businesses during fiscal 2022 and 2021. Certain of these historical impacts to our operating results are further discussed below. Any future impacts are currently unknown.

Separately,

•

as described further below and in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report, we remitted and recorded $4.7 billion for certain litigation related charges during fiscal 2022;

•

as described further above, Oracle withdrew its operations from the Russian Federation and the Republic of Belarus in March 2022. Oracle recorded fiscal 2022 revenues of $248 million from these two countries, a reduction of $118 million relative to fiscal 2021. No revenues are expected to be recognized from these two countries prospectively; and

•

as described further below and in Notes 1 and 13 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report, we recorded a $2.3 billion one-time net deferred tax benefit during fiscal 2021 that related to a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2021, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2022 and 2021, our financial statements would reflect reported revenues of $1.07 million in fiscal 2022 (using 1.07 as the month-end average exchange rate for the period) and $1.22 million in fiscal 2021 (using 1.22 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2022 results using the fiscal 2021 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Total Revenues by Geography:
Americas	$23,679	8%	8%	$21,828
EMEA(1)	12,011	1%	5%	11,894
Asia Pacific	6,750	0%	4%	6,757
Total revenues	42,440	5%	7%	40,479
Total Operating Expenses	31,514	25%	26%	25,266
Total Operating Margin	$10,926	-28%	-25%	$15,213
Total Operating Margin %	26%			38%
% Revenues by Geography:
Americas	56%			54%
EMEA	28%			29%
Asia Pacific	16%			17%
Total Revenues by Business:
Cloud and license	$36,052	6%	7%	$34,099
Hardware	3,183	-5%	-3%	3,359
Services	3,205	6%	8%	3,021
Total revenues	$42,440	5%	7%	$40,479
% Revenues by Business:
Cloud and license	85%			84%
Hardware	7%			8%
Services	8%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased in fiscal 2022 due to growth in our cloud and license business’ revenues and services business’ revenues, which were partially offset by a decline in our hardware business’ revenues. The constant currency increase in our cloud and license business’ revenues during fiscal 2022 relative to fiscal 2021 was attributable to growth in our cloud services and license support revenues and cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models. Customers also renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services. The constant currency increase in our services business’ revenues during fiscal 2022 relative to fiscal 2021 was attributable to an increase in revenues for each of our primary services offerings. The constant currency decrease in our hardware business’ revenues during fiscal 2022 relative to fiscal 2021 was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 68%, 22% and 10%, respectively, to our total revenue growth during fiscal 2022.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased during fiscal 2022 relative to fiscal 2021 substantially due to certain litigation related charges recorded to acquisition related and other expenses as further described in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report. In addition, our total operating expenses increased due to higher cloud services and license support expenses, which were primarily due to higher employee related expenses and infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher services expenses, which increased primarily due to higher employee related and external contractor expenses; and higher research and development and general and administrative expenses, both of which increased primarily due to higher employee related expenses. These constant currency expense increases were partially offset by lower amortization of intangible assets, lower restructuring expenses and by $250 million of gains from operating asset sales, which were allocated across most of our operating expense lines during fiscal 2022. During fiscal 2022 and

2021, we curtailed certain variable expenditures including employee travel expenses, among others, primarily in response to COVID-19. We expect certain of these expenses may normalize in future periods provided global economic and health conditions improve.

In constant currency, our total operating margin and total operating margin as a percentage of total revenues decreased in fiscal 2022, relative to fiscal 2021, substantially due to the unfavorable impact of the fiscal 2022 litigation related charges referenced above, partially offset by higher fiscal 2022 total margin generated by our operating segments and the aforementioned gains from operating asset sales during fiscal 2022.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Year Ended May 31,
(in millions)	2022	2021
Cloud services and license support deferred revenues(1)	$—	$2
Amortization of intangible assets(2)	1,150	1,379
Acquisition related and other(3)	4,713	138
Restructuring(4)	191	431
Stock-based compensation, operating segments(5)	735	513
Stock-based compensation, R&D and G&A(5)	1,878	1,324
Income tax effects(6)	(1,723)	(3,408)
	$6,944	$379

(1)

Due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022, we have estimated the fair values of the cloud services and license support contracts assumed and did not recognize the cloud services and license support revenue amounts presented in the above table for fiscal 2021 that would have otherwise been recorded by the acquired businesses as independent entities upon delivery of the contractual obligations. To the extent customers for which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of May 31, 2022, estimated future amortization related to intangible assets was as follows (in millions):

Fiscal 2023	$750
Fiscal 2024	508
Fiscal 2025	148
Fiscal 2026	24
Fiscal 2027	6
Thereafter	4
Total intangible assets, net	$1,440
(3)

Acquisition related and other expenses consisted of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended, and certain other operating items, net. For fiscal 2022, acquisition related and other expenses also included certain litigation related charges as further described in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report. We consider the litigation related charges that are included in this line item to be outside our ordinary course of business based on the following considerations: (i) the unprecedented nature of the litigation related charges including the nature and size of the damages awarded; (ii) the dissimilarity of this litigation and related charges to recurring litigation of which we are a party in the normal course of business, for which any and all such charges are included in our GAAP operating results and are not separately quantified and disclosed within this line item or any other line in the table presented above; (iii) the complexity of the case; (iv) the counterparty involved; and (v) our expectation that litigation related charges of this nature will not recur in future periods; among other factors.

(4)

Restructuring expenses during fiscal 2022 primarily related to employee severance in connection with our Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Restructuring expenses during fiscal 2021 primarily related to employee severance in connection with our Fiscal 2019 Oracle Restructuring Plan (2019 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” and in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(5)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2022	2021
Cloud services and license support	$205	$134
Hardware	15	11
Services	67	55
Sales and marketing	448	313
Stock-based compensation, operating segments	735	513
Research and development	1,633	1,188
General and administrative	245	136
Total stock-based compensation	$2,613	$1,837
(6)

For fiscal 2022, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure, resulted in an effective tax rate of 16.3%, instead of 12.2%, which represented our effective tax rate as derived per our consolidated statement of operations. For fiscal 2021, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain other acquisition related items, and after excluding a $2.3 billion net tax benefit arising from the increase of a deferred tax asset associated with a partial realignment of our legal entity structure and any related deferred tax expense resulted in an effective tax rate of 15.9%, instead of (5.7%), which represented our effective tax rate as derived per our consolidated statement of operations.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021(1)
Cloud and License Revenues:
Americas	$20,594	10%	10%	$18,783
EMEA	10,016	1%	5%	9,928
Asia Pacific	5,442	1%	5%	5,390
Total revenues	36,052	6%	7%	34,101
Expenses:
Cloud services and license support(2)	4,915	19%	20%	4,133
Sales and marketing(2)	7,054	4%	5%	6,799
Total expenses(2)	11,969	9%	11%	10,932
Total Margin	$24,083	4%	6%	$23,169
Total Margin %	67%			68%
% Revenues by Geography:
Americas	57%			55%
EMEA	28%			29%
Asia Pacific	15%			16%
Revenues by Offerings:
Cloud services and license support(1)	$30,174	5%	6%	$28,702
Cloud license and on-premise license	5,878	9%	12%	5,399
Total revenues(1)	$36,052	6%	7%	$34,101
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$12,612	8%	8%	$11,713
Infrastructure cloud services and license support	17,562	3%	5%	16,989
Total cloud services and license support revenues	$30,174	5%	6%	$28,702

(1)

Revenues presented for fiscal 2021 included cloud services and license support revenue adjustments related to certain cloud services and license support contracts that would have otherwise been recorded as revenues by the acquired businesses as independent entities but were not recognized in our GAAP-based consolidated statements of operations for fiscal 2021 due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. Such revenue adjustments were included in our operating segment results for fiscal 2021 for purposes of reporting to and review by our CODMs. See “Presentation of Operating Segment Results and Other Financial Information” above for additional information.

(2)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in fiscal 2022 relative to fiscal 2021 due to growth in our cloud services and license support revenues and growth in our cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support for which we delivered such cloud and support services during fiscal 2022. Our total cloud services revenues increased to $10.8 billion in fiscal 2022 from $8.9 billion in fiscal 2021 due to growth in our Oracle SaaS and OCI offerings. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 71%, 18% and 11%, respectively, of the constant currency revenue growth for this business in fiscal 2022.

In constant currency, our total cloud and license business’ expenses increased in fiscal 2022 compared to fiscal 2021 due to higher cloud services and license support expenses, primarily due to higher employee related expenses due to higher headcount and higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues; and higher sales and marketing expenses, primarily due to higher employee related expenses from higher headcount. These constant currency expense increases were partially offset by an allocation of a portion of the gains from fiscal 2022 operating asset sales as described above. Our cloud services and license support expenses have grown in recent periods and we expect this growth to continue to accelerate in fiscal 2023 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased in fiscal 2022 compared to fiscal 2021 due to fiscal 2022 increases in total revenues for this business, while total fiscal 2022 margin as a percentage of revenues for this business decreased slightly due to expenses growth.

Hardware Business

Our hardware business’ revenues are generated from the sales of our Oracle Engineered Systems, server, storage, and industry-specific hardware offerings. The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and that are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty and related expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products with eligible support contracts; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Hardware Revenues:
Americas	$1,558	-6%	-6%	$1,650
EMEA	949	-4%	1%	989
Asia Pacific	676	-6%	-3%	720
Total revenues	3,183	-5%	-3%	3,359
Expenses:
Hardware products and support(1)	944	0%	2%	945
Sales and marketing(1)	361	-7%	-5%	388
Total expenses(1)	1,305	-2%	0%	1,333
Total Margin	$1,878	-7%	-5%	$2,026
Total Margin %	59%			60%
% Revenues by Geography:
Americas	49%			49%
EMEA	30%			30%
Asia Pacific	21%			21%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Our constant currency hardware revenues decreased in fiscal 2022 relative to fiscal 2021, primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for certain of our nonstrategic hardware products, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Our hardware business’ revenues were also adversely impacted during fiscal 2022 and 2021 due to the impacts of the COVID-19 pandemic, including global supply chain shortages for technology components that resulted in certain manufacturing delays, and any such prospective impacts are unknown. Geographically, we experienced constant currency revenue declines in the Americas and the Asia Pacific regions during fiscal 2022, partially offset by constant currency revenue increases in the EMEA region.

Excluding the effects of currency rate fluctuations, total hardware expenses were flat in fiscal 2022, relative to the corresponding prior year period.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues decreased in fiscal 2022 compared to fiscal 2021 primarily due to lower total revenues for this business.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Services Revenues:
Americas	$1,527	9%	9%	$1,397
EMEA	1,046	7%	11%	977
Asia Pacific	632	-2%	1%	647
Total revenues	3,205	6%	8%	3,021
Total Expenses(1)	2,539	6%	8%	2,393
Total Margin	$666	6%	9%	$628
Total Margin %	21%			21%
% Revenues by Geography:
Americas	48%			46%
EMEA	32%			32%
Asia Pacific	20%			22%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in fiscal 2022 relative to fiscal 2021 primarily due to revenue increases in each of our primary services offerings. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 53%, 44% and 3%, respectively, to the revenue growth for this business in fiscal 2022.

In constant currency, total services expenses increased in fiscal 2022 compared to fiscal 2021 primarily due to higher employee related expenses due to higher headcount and higher external contractor expenses.

In constant currency, our services business’ total margin increased during fiscal 2022 relative to fiscal 2021 due to higher total revenues for this business. In constant currency, total margin as a percentage of total services revenues was flat during fiscal 2022 relative to fiscal 2021.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Research and development(1)	$5,586	5%	5%	$5,339
Stock-based compensation	1,633	38%	38%	1,188
Total expenses	$7,219	11%	11%	$6,527
% of Total Revenues	17%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased in fiscal 2022 compared to fiscal 2021 primarily due to higher employee related expenses due to increased headcount and higher stock-based compensation expenses. This constant currency expense increase was partially offset by an allocation of gains from fiscal 2022 operating asset sales as described above.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
General and administrative(1)	$1,072	-4%	-3%	$1,118
Stock-based compensation	245	79%	79%	136
Total expenses	$1,317	5%	6%	$1,254
% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses increased in fiscal 2022 primarily due to higher stock-based compensation expenses. This constant currency expense increase was partially offset by an allocation of gains from fiscal 2022 operating asset sales as described above.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Developed technology	$475	-24%	-23%	$621
Cloud services and license support agreements and related relationships	592	-11%	-11%	669
Other	83	-7%	-7%	89
Total amortization of intangible assets	$1,150	-17%	-17%	$1,379

Amortization of intangible assets decreased in fiscal 2022 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by a smaller amount of additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:   Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Transitional and other employee related costs	$10	88%	87%	$5
Business combination adjustments, net	9	109%	108%	4
Other, net	4,694	*	*	129
Total acquisition related and other expenses	$4,713	*	*	$138

*	Not meaningful

On a constant currency basis, acquisition related and other expenses increased during fiscal 2022 due to litigation related charges of $4.7 billion, which we generally do not expect to recur, as further described in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Restructuring Expenses: Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies and/or other strategic initiatives. Restructuring expenses consist of employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Restructuring expenses	$191	-56%	-56%	$431

Restructuring expenses in fiscal 2022 primarily related to our 2022 Restructuring Plan. Restructuring expenses in fiscal 2021 primarily related to our 2019 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2022 Restructuring Plan and the 2019 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Interest expense	$2,755	10%	10%	$2,496

Interest expense increased in fiscal 2022 compared to fiscal 2021 primarily due to higher average borrowings during fiscal 2022 that resulted from our issuance of $15.0 billion of senior notes in March 2021 partially offset by lower interest expense that resulted from $8.3 billion of scheduled repayments made during fiscal 2022.

Non-Operating (Expenses) Income, net: Non-operating (expenses) income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net gains and losses related to equity investments including losses attributable to equity method investments and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan, and non-service net periodic pension income and losses.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Interest income	$94	-7%	-5%	$101
Foreign currency losses, net	(199)	79%	79%	(112)
Noncontrolling interests in income	(184)	2%	2%	(180)
(Losses) gains in equity investments, net	(147)	*	*	262
Other (losses) gains, net	(86)	*	*	211
Total non-operating (expenses) income, net	$(522)	*	*	$282

*	Not meaningful

In constant currency, we incurred non-operating expenses, net in fiscal 2022 in comparison to non-operating income, net that we recorded in fiscal 2021. Non-operating expenses, net increased during fiscal 2022 primarily due to higher net foreign currency losses; higher net losses from equity investments, primarily due to an unrealized gain of $299 million recorded in fiscal 2021 for certain non-marketable equity securities with no such corresponding gain recorded in fiscal 2022; higher losses in fiscal 2022 associated with equity investments for which we follow the equity method of accounting; and higher other expense, net, which was primarily attributable to higher unrealized investment losses associated with certain marketable equity securities that we held for employee benefit plans, and for which an equal and offsetting amount was recorded to our operating expenses during the same period.

(Provision for) Benefit from Income Taxes: Our effective income tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Refer to Note 13 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a discussion regarding the differences between the effective income tax rates as presented for the periods below and the U.S. federal statutory income tax rates that were in effect during these periods. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
(Provision for) benefit from income taxes	$(932)	*	*	$747
Effective tax expense (benefit) rate	12.2%			(5.7%)

*	Not meaningful

Provision for income taxes increased during fiscal 2022 compared to fiscal 2021, primarily due to the absence of a favorable impact of $2.3 billion net tax benefit arising from an increase in a net deferred tax asset associated with a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights in fiscal 2021. This unfavorable variance was partially offset by lower income taxes of $824 million associated with lower pre-tax income in fiscal 2022 that was primarily attributable to certain litigation related charges as further described in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and, to a much lesser extent, a favorable jurisdictional mix of earnings partially offset by a decrease in unrecognized tax benefits due to settlements with tax authorities and other events.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2022	Change	2021
Working capital	$12,122	-61%	$31,403
Cash, cash equivalents and marketable securities	$21,902	-53%	$46,554

Working capital: The decrease in working capital as of May 31, 2022 in comparison to May 31, 2021 was primarily due to $16.2 billion of cash used for repurchases of our common stock, $4.7 billion of cash paid for certain litigation related charges that we generally do not expect to recur, $3.8 billion of long-term senior notes that were reclassified to current liabilities, cash used to pay dividends to our stockholders and cash used for capital expenditures during fiscal 2022. These unfavorable impacts were partially offset by the favorable impacts to our net current assets resulting from our net income, net cash proceeds of $318 million associated with the sale of certain operating assets, and cash proceeds from stock option exercises, all of which occurred during fiscal 2022. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at May 31, 2022 in comparison to May 31, 2021 was primarily due to $16.2 billion of settled repurchases of our common stock, $8.3 billion of debt repayments, $4.7 billion of cash paid for certain litigation related charges that we generally do not expect to recur, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during fiscal 2022 were partially offset by certain cash inflows generated by our normal business operations, from the sales of certain operating assets, and from stock option exercises during fiscal 2022.

	Year Ended May 31,
(Dollars in millions)	2022	Change	2021
Net cash provided by operating activities	$9,539	-40%	$15,887
Net cash provided by (used for) investing activities	$11,220	*	$(13,098)
Net cash used for financing activities	$(29,126)	181%	$(10,378)

*	Not meaningful

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

Net cash provided by operating activities decreased during fiscal 2022 compared to fiscal 2021 primarily due to lower net income that was primarily the result of cash payments made in connection with certain litigation related charges that we generally do not expect to recur and certain other cash unfavorable working capital changes, net, in each case during fiscal 2022 in comparison to fiscal 2021.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash provided by investing activities was $11.2 billion during fiscal 2022 in comparison to net cash used for investing activities of $13.1 billion during fiscal 2021. The increase in net cash provided by investing activities during fiscal 2022 was primarily due to a decrease in the cash used for the purchases of marketable securities and other investments, partially offset by a decrease in cash proceeds from sales and maturities of marketable securities and other investments and an increase in cash used for capital expenditures, in each case during fiscal 2022 in comparison to fiscal 2021.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities during fiscal 2022 increased compared to fiscal 2021 primarily due to an issuance of $15.0 billion of senior notes in fiscal 2021 with no corresponding issuance of senior notes in fiscal 2022, higher debt repayments, higher net cash used for our employee stock program, and higher payments of dividends, partially offset by lower stock repurchases, in each case during fiscal 2022 in comparison to fiscal 2021.

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

	Year Ended May 31,
(Dollars in millions)	2022	Change	2021
Net cash provided by operating activities	$9,539	-40%	$15,887
Capital expenditures	(4,511)	111%	(2,135)
Free cash flow	$5,028	-63%	$13,752
Net income	$6,717		$13,746
Free cash flow as percent of net income	75%		100%

Recent Financing Activities:

Credit Agreements and Related Borrowings:  In March 2022, we entered into a $6.0 billion, five-year revolving credit agreement (the Revolving Credit Agreement) and a $15.7 billion, 364-day delayed draw term loan credit agreement (the Bridge Credit Agreement). In June 2022, in connection with the acquisition of Cerner, we borrowed $15.7 billion pursuant to the Bridge Credit Agreement. Additional information is included in Notes 7 and 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Cash Dividends:   In fiscal 2022, we declared and paid cash dividends of $1.28 per share that totaled $3.5 billion. In June 2022, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock payable on July 26, 2022 to stockholders of record as of the close of business on July 12, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Repurchase Program:   Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 9, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of May 31, 2022, approximately $9.4 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 185.8 million shares for $16.2 billion, 329.2 million shares for $21.0 billion, and 361.0 million shares for $19.2 billion in fiscal 2022, 2021 and 2020, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases and pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:   Our largest contractual obligations as of May 31, 2022 consisted of:

•	principal payments related to our senior notes and other borrowings that are included in our consolidated balance sheet and the related periodic interest payments;
•	our acquisition of Cerner, which closed on June 8, 2022 and for which we borrowed $15.7 billion on the same day pursuant to the Bridge Credit Agreement;
•	routine tax payments including those that are payable pursuant to the transition tax under the U.S. Tax Cuts and Jobs Act of 2017 that are included in our consolidated balance sheet;
•	operating lease liabilities that are included in our consolidated balance sheet; and
•	other contractual commitments associated with agreements that are enforceable and legally binding.

In addition, as of May 31, 2022, we had $8.9 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, the nature of which is uncertain with respect to settlement or release with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2023. We are involved in claims and legal proceedings, which are inherently uncertain with respect to outcomes, estimates and assumptions that we make as of each reporting period, are inherently unpredictable, and many aspects are out of our control. Notes 2, 7, 13 and 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report include additional information regarding our most material contractual obligations and contingencies.

We believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations, and the Revolving Credit Agreement and the Bridge Credit Agreement will be sufficient to meet our working capital, capital expenditures and contractual obligations requirements. In addition, we believe that we could fund our future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2019 has been a weighted-average annualized rate of 1.3% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options at May 31, 2022, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of May 31, 2022, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 8.4%.

During fiscal 2022, the Compensation Committee of the Board of Directors reviewed and approved the annual organization-wide stock-based award grants to selected employees; all stock-based award grants to senior officers; and any individual grant of restricted stock units of 62,500 or greater. Each member of a separate executive officer committee, referred to as the Plan Committee, was allocated a fiscal 2022 equity budget that could be used throughout the fiscal year to grant equity within his or her organization, subject to certain limitations established by the Compensation Committee.

Stock-based awards activity from June 1, 2019 through May 31, 2022 is summarized as follows (shares in millions):

Stock-based awards outstanding at May 31, 2019	321
Stock-based awards granted and assumed	169
Stock-based awards vested and issued and, if applicable, exercised	(211)
Forfeitures, cancellations and other, net	(54)
Stock-based awards outstanding at May 31, 2022	225
Weighted-average annualized stock-based awards granted and assumed, net of forfeitures and cancellations	39
Weighted-average annualized stock repurchases	(292)
Shares outstanding at May 31, 2022	2,665
Basic weighted-average shares outstanding from June 1, 2019 through May 31, 2022	2,952
Stock-based awards outstanding as a percent of shares outstanding at May 31, 2022	8.4%
Total in the money stock-based awards outstanding (based on the closing price of our common stock on the last trading day of fiscal 2022) as a percent of shares outstanding at May 31, 2022	8.4%
Weighted-average annualized stock-based awards granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2019 through May 31, 2022	1.3%
Weighted-average annualized stock-based awards granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2019 through May 31, 2022	-8.6%

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk

Marketable and Non-Marketable Equity Investments

Our marketable and non-marketable equity securities investments totaled $1.1 billion and $946 million as of May 31, 2022 and 2021, respectively. Our marketable equity securities investments in publicly traded companies are recorded at fair value, which is subject to market price volatility. Our non-marketable equity securities investments in private companies not accounted for under the equity method are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or for impairment. Our non-marketable equity securities investments accounted for under the equity method, primarily in a related party entity, generally do not fluctuate based on market price changes. However, these equity method investments could be impaired if the carrying value exceeds the fair value and is not expected to recover. The timing and amounts of changes in fair value, if any, of our marketable and non-marketable equity investments depends on factors beyond our control, including the perceived and actual performance of the companies in which we invest. For additional disclosure regarding the impact to our quarterly results of operations from investment volatility, please refer to Item 1A Risk Factors included elsewhere in this Annual Report.

Currency Risk

Foreign Currency Translation Risk

As described under “Constant Currency Presentation” above, our international operations have provided and are expected to continue to provide a significant portion of our consolidated revenues and expenses that we report in U.S. Dollars. As a result, our consolidated revenues and expenses are affected and will continue to be affected by changes in the U.S. Dollar against major foreign currencies. Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. In particular, the strengthening of the U.S. Dollar generally will reduce the reported amount of our foreign-denominated cash, cash equivalents, marketable securities, total revenues and total expenses that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period.

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

We realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts, and we also incur costs to enter into these foreign currency forward contracts, substantially all of which are included in non-operating expenses or income, net in our consolidated financial statements. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. Furthermore, as a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, in which the amounts and timing are unknown. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional details about our foreign currency forward contracts.

Sensitivity Analysis

The following table sets forth the hypothetical potential losses that we consider to be the most material to the reported fair values and/or future earnings of our interest rate, equity price and foreign currency influenced holdings, prior to any income tax effects, resulting from hypothetical changes in relevant market rates as of or for the reporting periods below:

			Year Ended May 31,
(in millions)	Hypothetical Change	Impact	2022	2021
Equity price risk:
Marketable and non-marketable equity investments	25% decrease in market price and fair values	Earnings	$(277)	$(236)
Foreign currency risk:
Total revenues	10% decrease in foreign exchange rates	Earnings	$(2,107)	$(2,061)
Cash, cash equivalents and marketable securities	10% decrease in foreign exchange rates	Fair values	$(421)	$(650)

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our management’s evaluation (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this report, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures were effective as of May 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive and Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2022 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2022. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders (2022 Proxy Statement).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2022 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2022 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2022 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

2. Financial Statement Schedules

All schedules are omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein or not present in amounts sufficient to require submission of the schedule.

(b) Exhibits

The information required by this Item is set forth in the Index of Exhibits that is after Item 16 of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oracle Corporation (the Company) as of May 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 21, 2022 expressed an unqualified opinion thereon.

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

As discussed in Note 13 of the financial statements, the Company recognizes uncertain tax positions and measures unrecognized tax benefits related to various domestic and foreign matters. As of May 31, 2022, the total amount of unrecognized tax benefits was $7.3 billion, of which $4.3 billion, if recognized would impact the Company’s effective tax rate. The Company uses significant judgment in the accounting for uncertain tax positions including the interpretation and application of tax laws and legal rulings in various jurisdictions.

Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions was complex, involved significant judgment, and was based on interpretations and application of tax laws and legal rulings.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over management’s process for interpretation and application of tax laws and legal rulings, as well as development of the assumptions and estimates used in the measurement of uncertain tax positions.

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

In addition, we also evaluated the Company’s disclosures in relation to these matters included in Note 13 of the financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Jose, California

June 21, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oracle Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Oracle Corporation as of May 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2022, and the related notes and our report dated June 21, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

June 21, 2022

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2022 and 2021

	May 31,
(in millions, except per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$21,383	$30,098
Marketable securities	519	16,456
Trade receivables, net of allowances for credit losses of $362 and $373 as of May 31, 2022 and May 31, 2021, respectively	5,953	5,409
Prepaid expenses and other current assets	3,778	3,604
Total current assets	31,633	55,567
Non-current assets:
Property, plant and equipment, net	9,716	7,049
Intangible assets, net	1,440	2,430
Goodwill, net	43,811	43,935
Deferred tax assets	12,782	13,636
Other non-current assets	9,915	8,490
Total non-current assets	77,664	75,540
Total assets	$109,297	$131,107
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Notes payable, current	$3,749	$8,250
Accounts payable	1,317	745
Accrued compensation and related benefits	1,944	2,017
Deferred revenues	8,357	8,775
Other current liabilities	4,144	4,377
Total current liabilities	19,511	24,164
Non-current liabilities:
Notes payable and other borrowings, non-current	72,110	75,995
Income taxes payable	12,210	12,345
Deferred tax liabilities	6,031	7,864
Other non-current liabilities	5,203	4,787
Total non-current liabilities	95,554	100,991
Commitments and contingencies
Oracle Corporation stockholders' (deficit) equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,665 shares and 2,814 shares as of May 31, 2022 and 2021, respectively	26,808	26,533
Accumulated deficit	(31,336)	(20,120)
Accumulated other comprehensive loss	(1,692)	(1,175)
Total Oracle Corporation stockholders' (deficit) equity	(6,220)	5,238
Noncontrolling interests	452	714
Total stockholders' (deficit) equity	(5,768)	5,952
Total liabilities and stockholders' (deficit) equity	$109,297	$131,107

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2022, 2021 and 2020

	Year Ended May 31,
(in millions, except per share data)	2022	2021	2020
Revenues:
Cloud services and license support	$30,174	$28,700	$27,392
Cloud license and on-premise license	5,878	5,399	5,127
Hardware	3,183	3,359	3,443
Services	3,205	3,021	3,106
Total revenues	42,440	40,479	39,068
Operating expenses:
Cloud services and license support(1)	5,213	4,353	4,006
Hardware(1)	972	972	1,116
Services	2,692	2,530	2,816
Sales and marketing(1)	8,047	7,682	8,094
Research and development	7,219	6,527	6,067
General and administrative	1,317	1,254	1,181
Amortization of intangible assets	1,150	1,379	1,586
Acquisition related and other	4,713	138	56
Restructuring	191	431	250
Total operating expenses	31,514	25,266	25,172
Operating income	10,926	15,213	13,896
Interest expense	(2,755)	(2,496)	(1,995)
Non-operating (expenses) income, net	(522)	282	162
Income before income taxes	7,649	12,999	12,063
(Provision for) benefit from income taxes	(932)	747	(1,928)
Net income	$6,717	$13,746	$10,135
Earnings per share:
Basic	$2.49	$4.67	$3.16
Diluted	$2.41	$4.55	$3.08
Weighted average common shares outstanding:
Basic	2,700	2,945	3,211
Diluted	2,786	3,022	3,294

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2022, 2021 and 2020

	Year Ended May 31,
(in millions)	2022	2021	2020
Net income	$6,717	$13,746	$10,135
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(707)	479	(78)
Net unrealized gains (losses) on defined benefit plans	190	71	(79)
Net unrealized (losses) gains on marketable securities	—	(1)	91
Net unrealized losses on cash flow hedges	—	(8)	(22)
Total other comprehensive (loss) income, net	(517)	541	(88)
Comprehensive income	$6,200	$14,287	$10,047

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended May 31, 2022, 2021 and 2020

	Common Stock and Additional Paid in Capital			Accumulated Other Comprehensive Loss	Total Oracle Corporation Stockholders' (Deficit) Equity		Total Stockholders' (Deficit) Equity
(in millions, except per share data)	Number of Shares	Amount	Accumulated Deficit			Noncontrolling Interests
Balances as of May 31, 2019	3,359	$26,909	$(3,496)	$(1,628)	$21,785	$578	$22,363
Common stock issued under stock-based compensation plans	78	1,470	—	—	1,470	—	1,470
Common stock issued under stock purchase plans	2	118	—	—	118	—	118
Stock-based compensation	—	1,590	—	—	1,590	—	1,590
Repurchases of common stock	(361)	(2,932)	(16,268)	—	(19,200)	—	(19,200)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(11)	(665)	—	—	(665)	—	(665)
Cash dividends declared ($0.96 per share)	—	—	(3,070)	—	(3,070)	—	(3,070)
Other, net	—	(4)	3	—	(1)	(94)	(95)
Other comprehensive loss, net	—	—	—	(88)	(88)	(5)	(93)
Net income	—	—	10,135	—	10,135	164	10,299
Balances as of May 31, 2020	3,067	26,486	(12,696)	(1,716)	12,074	643	12,717
Common stock issued under stock-based compensation plans	86	1,658	—	—	1,658	—	1,658
Common stock issued under stock purchase plans	2	128	—	—	128	—	128
Stock-based compensation	—	1,837	—	—	1,837	—	1,837
Repurchases of common stock	(329)	(2,893)	(18,107)	—	(21,000)	—	(21,000)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(12)	(666)	—	—	(666)	—	(666)
Cash dividends declared ($1.04 per share)	—	—	(3,063)	—	(3,063)	—	(3,063)
Other, net	—	(17)	—	—	(17)	(111)	(128)
Other comprehensive income, net	—	—	—	541	541	2	543
Net income	—	—	13,746	—	13,746	180	13,926
Balances as of May 31, 2021	2,814	26,533	(20,120)	(1,175)	5,238	714	5,952
Common stock issued under stock-based compensation plans	48	318	—	—	318	—	318
Common stock issued under stock purchase plans	2	164	—	—	164	—	164
Stock-based compensation	—	2,613	—	—	2,613	—	2,613
Repurchases of common stock	(186)	(1,723)	(14,477)	—	(16,200)	—	(16,200)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(13)	(1,093)	—	—	(1,093)	—	(1,093)
Cash dividends declared ($1.28 per share)	—	—	(3,457)	—	(3,457)	—	(3,457)
Other, net	—	(4)	1	—	(3)	(396)	(399)
Other comprehensive (loss) income, net	—	—	—	(517)	(517)	(50)	(567)
Net income	—	—	6,717	—	6,717	184	6,901
Balances as of May 31, 2022	2,665	$26,808	$(31,336)	$(1,692)	$(6,220)	$452	$(5,768)

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2022, 2021 and 2020

	Year Ended May 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$6,717	$13,746	$10,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,972	1,537	1,382
Amortization of intangible assets	1,150	1,379	1,586
Deferred income taxes	(1,146)	(2,425)	(851)
Stock-based compensation	2,613	1,837	1,590
Other, net	220	(39)	239
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade receivables, net	(874)	333	(445)
Decrease in prepaid expenses and other assets	11	622	665
Decrease in accounts payable and other liabilities	(733)	(23)	(496)
Decrease in income taxes payable	(398)	(1,485)	(444)
Increase (decrease) in deferred revenues	7	405	(222)
Net cash provided by operating activities	9,539	15,887	13,139
Cash flows from investing activities:
Purchases of marketable securities and other investments	(10,272)	(37,982)	(5,731)
Proceeds from maturities of marketable securities	19,788	26,024	4,687
Proceeds from sales of marketable securities and other investments	6,363	1,036	12,575
Acquisitions, net of cash acquired	(148)	(41)	(124)
Capital expenditures	(4,511)	(2,135)	(1,564)
Net cash provided by (used for) investing activities	11,220	(13,098)	9,843
Cash flows from financing activities:
Payments for repurchases of common stock	(16,248)	(20,934)	(19,240)
Proceeds from issuances of common stock	482	1,786	1,588
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(1,093)	(666)	(665)
Payments of dividends to stockholders	(3,457)	(3,063)	(3,070)
Proceeds from borrowings, net of issuance costs	—	14,934	19,888
Repayments of borrowings	(8,250)	(2,631)	(4,500)
Other, net	(560)	196	(133)
Net cash used for financing activities	(29,126)	(10,378)	(6,132)
Effect of exchange rate changes on cash and cash equivalents	(348)	448	(125)
Net (decrease) increase in cash and cash equivalents	(8,715)	(7,141)	16,725
Cash and cash equivalents at beginning of period	30,098	37,239	20,514
Cash and cash equivalents at end of period	$21,383	$30,098	$37,239
Non-cash investing and financing activities:
Change in unsettled repurchases of common stock	$(48)	$66	$(40)
Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,567	$3,189	$3,218
Cash paid for interest	$2,735	$2,408	$1,972

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation provides products and services that substantially address all aspects of enterprise information technology (IT) environments, including applications and infrastructure technologies. We deliver our products and services to customers worldwide through a variety of flexible and interoperable IT deployment models, including cloud-based, Cloud@Customer (an instance of Oracle Cloud in the customer’s own data center), on-premise and hybrid models. Oracle Cloud Software-as-a-Service and Oracle Cloud Infrastructure (SaaS and OCI, respectively, and collectively, Oracle Cloud Services) offerings provide a comprehensive and integrated stack of applications and infrastructure services delivered via cloud-based deployment models that Oracle develops, deploys, hosts, upgrades, supports and manages for the customer. Customers may also elect to purchase Oracle software licenses and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software licenses may elect to purchase license support contracts, which provide our customers with rights to unspecified license upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings that are designed to improve customer utilization of their investments in Oracle applications and infrastructure technologies.

Oracle Corporation conducts business globally and was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Basis of Financial Statements

The consolidated financial statements included our accounts and the accounts of our wholly- and majority-owned subsidiaries. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have not been presented separately and instead are included as a component of non-operating expenses or income, net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated.

The comparability of our consolidated financial statements as of and for the year ended May 31, 2022 was impacted by $4.7 billion of certain litigation related charges that are more fully described in Note 16 below. The comparability of our consolidated financial statements for the year ended May 31, 2021 was impacted by a $2.3 billion net income tax benefit related to the partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights. Refer to Note 13 below for additional information regarding our income taxes.

In fiscal 2022, we adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes; and ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, neither of which had a material impact to our consolidated financial statements for the year ended May 31, 2022.

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

May 31, 2022

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

Our services are offered to customers as standalone arrangements or as a part of arrangements to customers buying other products and services. Our consulting services are designed to help our customers to, among others, deploy, architect, integrate, upgrade and secure their investments in Oracle applications and infrastructure technologies. Our advanced customer services are designed to provide supplemental support services, performance services and higher availability for Oracle products and services.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

We apply the provisions of ASC 606, Revenue From Contracts with Customers (ASC 606) as a single standard for revenue recognition that applies to all of our cloud, license, hardware and services arrangements and generally require revenues to be recognized upon the transfer of control of promised goods or services provided to our customers, reflecting the amount of consideration we expect to receive for those goods or services. Pursuant to ASC 606, revenues are recognized upon the application of the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to each performance obligation in the contract; and
•	recognition of revenues when, or as, the contractual performance obligations are satisfied.

Our customers that contract with us for the provision of cloud services, software, hardware or other services include businesses of many sizes, government agencies, educational institutions and our channel partners, which include resellers and system integrators.

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable, which is included within accounts receivable on our consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our consolidated balance sheets when revenues are to be recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for cloud license and on-premise licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for license support and hardware support contracts are generally invoiced annually in advance. Cloud SaaS and cloud infrastructure contracts are generally invoiced annually, quarterly or monthly in advance. Services are generally invoiced in advance or as the services are performed. Most contracts that contain a financing component are contracts financed through our Oracle financing division. The transaction price for a contract that is financed through our Oracle financing division is adjusted to reflect the time value of money and interest revenue is recorded as a component of non-operating expenses or income, net within our consolidated statements of operations based on market rates in the country in which the transaction is being financed.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

Remaining Performance Obligations from Customer Contracts

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our consolidated balance sheets as of May 31, 2022 and 2021. The amount of revenues recognized during the year ended May 31, 2022 and 2021, respectively, that were included in the opening deferred revenues balance as of May 31, 2021 and 2020, respectively, was approximately $8.8 billion and $8.0 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial during each year ended May 31, 2022, 2021 and 2020.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors. In each fiscal year, the amounts and volumes of contracting activity and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. These seasonal impacts influence how our remaining performance obligations change over time and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that we report at a point in time. As of May 31, 2022, our remaining performance obligations were $46.6 billion, approximately 57% of which we expect to recognize as revenues over the next twelve months, 32% over the subsequent month 13 to month 36, and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During fiscal 2022, 2021 and 2020, $1.8 billion, $1.7 billion and $1.5 billion, respectively, of our financing receivables were sold to financial institutions.

Business Combinations

We apply the provisions of ASC 805, Business Combinations (ASC 805), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the business acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred. Abandoned operating leases related to an acquired company or our internal operations are accounted for as Right-of-Use (ROU) asset impairment charges pursuant to ASC 842, Leases and are accounted for separately from the business combination. In all periods presented, when estimating the asset impairment charges, assumptions were applied regarding estimated sub-lease payments to be received, which can differ from actual results. This may require us to revise our initial estimates which may affect our results of operations and financial position in the period the revision is made.

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

Marketable and Non-Marketable Investments

In accordance with ASC 320, Investments—Debt Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt securities investments as available-for-sale. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for any unrealized losses determined to be related to credit losses, which we record within non-operating expenses or income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. Substantially all of our marketable debt securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

Investments in equity securities, other than any equity method investments, are generally recorded at their fair values, if the fair values are readily determinable. Non-marketable equity securities where we do not have control of, nor significant influence in, the investee are recorded at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer with any gains or losses recorded as a component of non-operating expenses or income, net as of and for each reporting period. For investments through which we have significant influence in, but not control of, the investee, we account for such investments pursuant to the equity method of accounting whereby we record our proportionate share of the investee’s earnings or losses, amortization of differences between our investment basis and the proportional book equity of the investee, and impairment, if any, as a component of non-operating expenses or income, net for each reporting period.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

Our non-marketable debt investments and equity securities and related instruments totaled $1.2 billion and $971 million as of May 31, 2022 and 2021, respectively, are subject to periodic impairment reviews and are generally classified as a part of non-current assets in the accompanying consolidated balance sheets. Certain of these instruments are adjusted for observable price changes from orderly transactions. The substantial majority of the non-marketable debt investments and equity securities and related instruments held as of May 31, 2022 and 2021 were with a related party entity for which we follow the equity method of accounting. We are also a counterparty to certain options to acquire additional equity interests in that entity at various times through December 2023 and we could obtain control of that entity should such options be exercised.

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

Allowances for Credit Losses

We record allowances for credit losses based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the geographic region that the receivable was recorded in and current and expected future economic conditions. We write-off a receivable and charge it against its recorded allowance when we have exhausted our collection efforts without success.

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair values of these contracts fluctuate from contractually established thresholds. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2022, 2021 or 2020.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

demand within specific time horizons (generally six to nine months). Inventories in excess of future demand are written down and charged to hardware expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $314 million and $142 million at May 31, 2022 and 2021, respectively.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $791 million and $798 million at May 31, 2022 and 2021, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2022, 2021 or 2020.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are itemized in Note 6 below and are amortized over their useful lives, which generally range from one to 10 years. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.

The carrying amounts of our goodwill and intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors considered for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. To determine the fair value of each reporting unit we utilize estimates, judgments and assumptions including estimated future cash flows the reporting unit is expected to generate on a discounted basis; the discount rate used as a part of the discounted cash flow analysis; future economic and market conditions; and market comparables of peer companies, among others. If, as per the quantitative test, the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Our most recent goodwill impairment analysis was performed on March 1, 2022 and did not result in a goodwill impairment charge. We did not recognize impairment charges in fiscal 2021 or 2020.

Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows that are expected to be generated by the lowest level associated asset grouping. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2022, 2021 or 2020. At least annually, we assess the useful lives of our finite lived intangible assets and may adjust the period over which these assets are amortized whenever events or changes in circumstances indicate that a shorter amortization period is more reflective of the period in which these assets contribute to our cash flows.

Derivative Financial Instruments

During fiscal 2022, 2021 and 2020, we used derivative financial instruments to manage foreign currency and interest rate risks. We do not use derivative financial instruments for trading purposes. We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of each reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

ROU assets related to our operating leases are included in other non-current assets, short-term operating lease liabilities are included in other current liabilities, and long-term operating lease liabilities are included in other non-current liabilities in our consolidated balance sheets. Cash flow movements related to our lease activities are included in prepaid expenses and other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our consolidated statements of cash flows for the years ended May 31, 2022 and 2021. Note 10 below provides additional information regarding our leases.

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. Descriptions of our accounting policies associated with contingencies assumed as a part of a business combination are provided under “Business Combinations” above. For legal and other contingencies that are not a part of a business combination or related to income taxes, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Note 16 below provides additional information regarding certain of our legal contingencies.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the U.S. are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the U.S. are translated into U.S. Dollars using exchange rates at the balance sheet dates. The effects of foreign currency translation adjustments are substantially included in stockholders’ equity as a component of AOCL in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating expenses or income, net in the accompanying consolidated statements of operations were $199 million, $112 million and $185 million in fiscal 2022, 2021 and 2020, respectively.

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

For our PSOs, we recognize stock-based compensation expense on a straight-line basis related to awards that are probable of achievement over the longer of the (a) estimated implicit service period for performance-metric achievement, or (b) derived service period for market-based metric achievement. During our interim and annual reporting periods, stock-based compensation expense is recorded based on expected attainment of performance targets. Changes in our estimates of the expected attainment of performance targets that result in a change in the number of shares that are expected to vest, or changes in our estimates of implicit service periods, may cause the amount of stock-based compensation expense that we record for each interim reporting period to vary. Any changes in estimates that impact our expectation of the number of shares that are expected to vest are reflected in the amount of stock-based compensation expense that we recognize for each PSO tranche on a cumulative catch up basis during each interim reporting period in which such estimates are altered. Changes in estimates of the implicit service periods are recognized prospectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

We record deferred tax assets for stock-based compensation awards that result in deductions on certain of our income tax returns based on the amount of stock-based compensation recognized in each reporting period and the fair values attributable to the vested portion of stock awards assumed in connection with a business combination at the statutory tax rates in the jurisdictions that we are able to recognize such tax deductions. The impacts of the actual tax deductions for stock-based awards that are realized in these jurisdictions are generally recognized in the reporting period that a restricted stock-based award vests or a stock option is exercised with any shortfall/windfall relative to the deferred tax asset established recorded as a discrete detriment/benefit to our provision for income taxes in such period. Note 12 below provides additional information regarding our stock-based compensation plans and related expenses.

Advertising

Substantially all advertising costs are expensed as incurred. Advertising expenses, which were included within sales and marketing expenses, were $273 million, $202 million and $178 million in fiscal 2022, 2021 and 2020, respectively.

Research and Development Costs and Software Development Costs

All research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2022, 2021 and 2020.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net. For fiscal 2022, acquisition related and other expenses included certain litigation related charges that we generally do not expect to recur as further described in Note 16 below.

	Year Ended May 31,
(in millions)	2022	2021	2020
Transitional and other employee related costs	$10	$5	$12
Business combination adjustments, net	9	4	(7)
Other, net	4,694	129	51
Total acquisition related and other expenses	$4,713	$138	$56

Non-Operating (Expenses) Income, net

Non-operating (expenses) income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net gains and losses related to equity investments including losses attributable to equity method investments and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan, and non-service net periodic pension income and losses.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

	Year Ended May 31,
(in millions)	2022	2021	2020
Interest income	$94	$101	$527
Foreign currency losses, net	(199)	(112)	(185)
Noncontrolling interests in income	(184)	(180)	(164)
(Losses) gains in equity investments, net	(147)	262	—
Other (losses) gains, net	(86)	211	(16)
Total non-operating (expenses) income, net	$(522)	$282	$162

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

On January 19, 2022, pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the issued and outstanding shares of common stock of Cerner at a purchase price of $95.00 per share, net to the seller in cash, without interest thereon, based upon the terms and subject to the conditions set forth in the Offer to Purchase dated January 19, 2022, and the related Letter of Transmittal.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

On June 8, 2022, pursuant to the terms of the tender offer and applicable Delaware law, we acquired all the outstanding Cerner shares and effectuated the merger of Cerner with and into a wholly-owned subsidiary of Oracle and Cerner became an indirect, wholly-owned subsidiary of Oracle. Vested equity awards outstanding immediately prior to the consummation of the merger were cancelled in exchange for the right to receive an amount in cash based on a formula contained in the Merger Agreement. The unvested equity awards to acquire Cerner common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. We will include the financial results of Cerner in our consolidated financial statements from the date of acquisition.

The total preliminary purchase price for Cerner is approximately $28.2 billion, which consisted of approximately $28.2 billion in cash and $43 million for the fair values of restricted stock-based awards and stock options assumed. In connection with the acquisition of Cerner, we assumed $1.6 billion of senior notes and other borrowings, of which $1.5 billion were paid on June 8, 2022.

Other Fiscal 2022, 2021 and 2020 Acquisitions

During fiscal 2022, 2021 and 2020, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our consolidated financial statements.

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2022 and 2021. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2022, 2021 and 2020. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2022	2021
Money market funds	$12,842	$12,263
Time deposits and other	520	9,470
Commercial paper debt securities	—	11,712
Total investments	$13,362	$33,445
Investments classified as cash equivalents	$12,843	$16,989
Investments classified as marketable securities	$519	$16,456

As of May 31, 2022 and 2021, substantially all of our marketable debt securities investments mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of May 31, 2022 and 2021 and our consolidated statements of cash flows for the years ended May 31, 2022, 2021 and 2020 was nominal.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2022			May 31, 2021
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$12,842	$—	$12,842	$12,263	$—	$12,263
Time deposits and other	240	280	520	1,250	8,220	9,470
Commercial paper debt securities	—	—	—	—	11,712	11,712
Derivative financial instruments	—	—	—	—	73	73
Total assets	$13,082	$280	$13,362	$13,513	$20,005	$33,518
Liabilities:
Derivative financial instruments	$—	$97	$97	$—	$—	$—

Our marketable securities investments consist of money market funds, time deposits and certain other securities. Marketable securities as presented per our consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. As of May 31, 2022 and May 31, 2021, substantially all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

Based on the trading prices of the $75.9 billion and $84.2 billion of senior notes and the related fair value hedges (refer to Note 7 for additional information) that we had outstanding as of May 31, 2022 and 2021, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at May 31, 2022 and 2021 were $67.0 billion and $89.6 billion, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Life	2022	2021
Computer, network, machinery and equipment	1-5 years	$12,844	$9,508
Buildings and improvements	1-40 years	4,729	4,734
Furniture, fixtures and other	5-15 years	423	454
Land	—	1,166	871
Construction in progress	—	512	233
Total property, plant and equipment	1-40 years	19,674	15,800
Accumulated depreciation		(9,958)	(8,751)
Total property, plant and equipment, net		$9,716	$7,049

6.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2022 and the net book value of intangible assets as of May 31, 2022 and 2021 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2021	Additions & Adjustments, net (1)	Retirements	May 31, 2022	May 31, 2021	Expense	Retirements	May 31, 2022	May 31, 2021	May 31, 2022
Developed technology	$4,237	$165	$(436)	$3,966	$(3,621)	$(475)	$436	$(3,660)	$616	$306	3
Cloud services and license support agreements and related relationships	5,497	(5)	(232)	5,260	(3,834)	(592)	232	(4,194)	1,663	1,066	N/A
Other	1,269	—	(48)	1,221	(1,118)	(83)	48	(1,153)	151	68	N/A
Total intangible assets, net	$11,003	$160	$(716)	$10,447	$(8,573)	$(1,150)	$716	$(9,007)	$2,430	$1,440

(1)	Amounts also included any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2022.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

As of May 31, 2022, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2023	$750
Fiscal 2024	508
Fiscal 2025	148
Fiscal 2026	24
Fiscal 2027	6
Thereafter	4
Total intangible assets, net	$1,440

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for fiscal 2022 and 2021 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2020	$39,637	$2,367	$1,765	$43,769
Goodwill adjustments, net(1)	149	—	17	166
Balances as of May 31, 2021	39,786	2,367	1,782	43,935
Goodwill adjustments, net(1)	152	—	(276)	(124)
Balances as of May 31, 2022	$39,938	$2,367	$1,506	$43,811

(1)

Amounts include any changes in goodwill balances for the period presented that substantially resulted from foreign currency translations and, during fiscal 2022, the realignment of an operating segment component.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

7.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31,
		2022		2021
(Amounts in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate senior notes:
$1,500, 2.80%, due July 2021(1)	July 2014	$—	N.A	$1,500	2.82%
$4,250, 1.90%, due September 2021	July 2016	—	N.A	4,250	1.94%
$2,500, 2.50%, due May 2022	May 2015	—	N.A	2,500	2.56%
$2,500, 2.50%, due October 2022	October 2012	2,500	2.51%	2,500	2.51%
$1,250, 2.625%, due February 2023	November 2017	1,250	2.64%	1,250	2.64%
$1,000, 3.625%, due July 2023	July 2013	1,000	3.73%	1,000	3.73%
$2,500, 2.40%, due September 2023	July 2016	2,500	2.40%	2,500	2.40%
$2,000, 3.40%, due July 2024	July 2014	2,000	3.43%	2,000	3.43%
$2,000, 2.95%, due November 2024	November 2017	2,000	2.98%	2,000	2.98%
$3,500, 2.50%, due April 2025	April 2020	3,500	2.51%	3,500	2.51%
$2,500, 2.95%, due May 2025	May 2015	2,500	3.00%	2,500	3.00%
€750, 3.125%, due July 2025(2)(3)	July 2013	803	3.17%	916	3.17%
$2,750, 1.65%, due March 2026	March 2021	2,750	1.66%	2,750	1.66%
$3,000, 2.65%, due July 2026	July 2016	3,000	2.69%	3,000	2.69%
$2,250, 2.80%, due April 2027	April 2020	2,250	2.83%	2,250	2.83%
$2,750, 3.25%, due November 2027	November 2017	2,750	3.26%	2,750	3.26%
$2,000, 2.30%, due March 2028	March 2021	2,000	2.34%	2,000	2.34%
$3,250, 2.95%, due April 2030	April 2020	3,250	2.96%	3,250	2.96%
$500, 3.25%, due May 2030	May 2015	500	3.30%	500	3.30%
$3,250, 2.875%, due March 2031	March 2021	3,250	2.89%	3,250	2.89%
$1,750, 4.30%, due July 2034	July 2014	1,750	4.30%	1,750	4.30%
$1,250, 3.90%, due May 2035	May 2015	1,250	3.95%	1,250	3.95%
$1,250, 3.85%, due July 2036	July 2016	1,250	3.85%	1,250	3.85%
$1,750, 3.80%, due November 2037	November 2017	1,750	3.83%	1,750	3.83%
$1,250, 6.50%, due April 2038	April 2008	1,250	6.52%	1,250	6.52%
$1,250, 6.125%, due July 2039	July 2009	1,250	6.19%	1,250	6.19%
$3,000, 3.60%, due April 2040	April 2020	3,000	3.62%	3,000	3.62%
$2,250, 5.375%, due July 2040	July 2010	2,250	5.45%	2,250	5.45%
$2,250, 3.65%, due March 2041	March 2021	2,250	3.70%	2,250	3.70%
$1,000, 4.50%, due July 2044	July 2014	1,000	4.50%	1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	2,000	4.15%	2,000	4.15%
$3,000, 4.00%, due July 2046	July 2016	3,000	4.00%	3,000	4.00%
$2,250, 4.00%, due November 2047	November 2017	2,250	4.03%	2,250	4.03%
$4,500, 3.60%, due April 2050	April 2020	4,500	3.62%	4,500	3.62%
$3,250, 3.95%, due March 2051	March 2021	3,250	3.96%	3,250	3.96%
$1,250, 4.375%, due May 2055	May 2015	1,250	4.40%	1,250	4.40%
$3,500, 3.85%, due April 2060	April 2020	3,500	3.87%	3,500	3.87%
$1,500, 4.10%, due March 2061	March 2021	1,500	4.11%	1,500	4.11%
Other borrowings due August 2025	November 2016	113	3.53%	113	3.53%
Total senior notes and other borrowings		$76,166		$84,529
Unamortized discount/issuance costs		(284)		(315)
Hedge accounting fair value adjustments(1)(3)		(23)		31
Total notes payable and other borrowings		$75,859		$84,245
Notes payable, current		$3,749		$8,250
Notes payable and other borrowings, non-current		$72,110		$75,995

(1)

We entered into certain interest rate swap agreements that had the economic effects of modifying the fixed-interest obligations associated with the 2.80% senior notes that were outstanding as of May 31, 2021 and that were due and were settled in July 2021 (July 2021 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The effective interest rates after consideration of these fixed to variable interest rate swap agreements was 0.87% for the July 2021 Notes as of May 31, 2021. Refer to Note 1 for a description of our accounting for fair value hedges.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

(2)

In July 2013, we issued €750 million of 3.125% senior notes due July 2025 (July 2025 Notes). Principal and unamortized discount/issuance costs for the July 2025 Notes in the table above were calculated using foreign currency exchange rates, as applicable, as of May 31, 2022 and May 31, 2021, respectively. The July 2025 Notes are registered and trade on the New York Stock Exchange.

(3)

In fiscal 2018 we entered into certain cross-currency interest rate swap agreements that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt of $871 million based on LIBOR. The effective interest rates as of May 31, 2022 and 2021 after consideration of the cross-currency interest rate swap agreements were 4.10% and 3.15%, respectively, for the July 2025 Notes. Refer to Note 1 for a description of our accounting for fair value hedges.

Future principal payments (adjusted for the effects of the cross-currency interest rate swap agreements associated with the July 2025 Notes) for all of our borrowings at May 31, 2022 were as follows (in millions):

Fiscal 2023	$3,750
Fiscal 2024	3,500
Fiscal 2025	10,000
Fiscal 2026	3,734
Fiscal 2027	5,250
Thereafter	50,000
Total	$76,234

Senior Notes

Interest is payable semi-annually for the senior notes listed in the above table except for the Euro Notes for which interest is payable annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

The senior notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation including the Revolving Credit Agreement and Bridge Credit Agreement, each as described further below. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes, any future borrowings pursuant to the Revolving Credit Agreement and borrowings made on June 8, 2022 under the Bridge Credit Agreement, and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at May 31, 2022.

Credit Agreements

In March 2022, we entered into the following two credit agreements:

•

a $6.0 billion, five-year revolving credit agreement (the Revolving Credit Agreement), which provides for an unsecured $6.0 billion, five-year revolving credit facility (the Revolving Facility) to be used for our working capital purposes and for other general corporate purposes. Subject to certain conditions stated in the Revolving Credit Agreement, we may borrow, prepay and reborrow amounts under the Revolving Facility during the term of the Revolving Credit Agreement. All amounts borrowed under the Revolving Credit Agreement will become due on March 8, 2027, unless the commitments are terminated earlier either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Interest is based on either (a) a Term Secured Overnight Financing Rate (SOFR)-based formula plus a margin of 87.5 basis points to 150.0 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis point to 50.0 basis points, depending on the same such credit rating, each as set forth in the Revolving Credit Agreement; and

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

•

a $15.7 billion delayed draw term loan credit agreement (the Bridge Credit Agreement), which provides for an unsecured $15.7 billion, 364-day term loan commitment (the Bridge Facility), subject to the satisfaction of certain customary conditions. The Bridge Credit Agreement provides that, subject to certain exceptions, net cash proceeds received by us from certain debt and equity issuances shall result in mandatory prepayments or commitment reductions under the Bridge Credit Agreement. The proceeds of borrowings under the Bridge Facility were used to finance the acquisition of Cerner, our refinancing of indebtedness in connection with such acquisition and to pay related fees and expenses. All amounts borrowed under the Bridge Credit Agreement will become due on March 7, 2023, unless settled earlier pursuant to the terms of the Bridge Credit Agreement. Interest is based on either (a) a Term SOFR-based formula plus a margin of 100.0 basis points to 137.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis point to 37.5 basis points, depending on the same such credit rating, each as set forth in the Bridge Credit Agreement.

No amounts were outstanding pursuant to either of the credit agreements as of May 31, 2022. On June 8, 2022, we drew down the full amount of the Bridge Credit Agreement to finance the acquisition of Cerner.

Each of the abovementioned credit agreements contains certain customary representations and warranties, covenants and events of default, including the requirement that the ratio of “Consolidated EBITDA” to “Consolidated Net Interest Expense” (each term as defined in the respective credit agreements) of Oracle and its subsidiaries shall not be less than 3.0 to 1.0 at the end of any fiscal quarter during the period that the credit agreement is effective. If an event of default occurs under one of the credit agreements and is not cured within applicable grace periods or waived, any unpaid amounts under the applicable credit agreement may be declared immediately due and payable and the commitments under that agreement may be terminated. We were in compliance with the two credit agreements’ covenants as of May 31, 2022.

Commercial Paper Program and Commercial Paper Notes

Our existing $3.0 billion commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. As of May 31, 2022 and 2021, we did not have any outstanding commercial paper notes.
8.	RESTRUCTURING ACTIVITIES

Fiscal 2022 Oracle Restructuring Plan

During fiscal 2022, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2022 Restructuring Plan). In the fourth quarter of fiscal 2022, our management supplemented the 2022 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2022 Restructuring Plan are up to $392 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $223 million of restructuring expenses in connection with the 2022 Restructuring Plan in fiscal 2022 and we expect to incur the majority of the estimated remaining $169 million through the end of fiscal 2023. Any changes to the estimates or timing of executing the 2022 Restructuring Plan will be reflected in our future results of operations.

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). In fiscal 2021, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expected to take. Restructuring costs associated with the 2019 Restructuring Plan were

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $430 million and $261 million of restructuring expenses in connection with the 2019 Restructuring Plan in fiscal 2021 and 2020, respectively. The total costs recorded in our consolidated statements of operations in connection with the 2019 Restructuring Plan were $1.2 billion. Actions pursuant to the 2019 Restructuring Plan were substantially complete as of May 31, 2021.

Summary of All Plans

Fiscal 2022 Activity

	Accrued May 31, 2021(2)	Year Ended May 31, 2022				Accrued May 31, 2022(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2022 Oracle Restructuring Plan(1)
Cloud and license	$—	$90	$(2)	$(52)	$(2)	$34	$88	$184
Hardware	—	11	—	(4)	—	7	11	22
Services	—	16	—	(7)	—	9	16	32
Other	—	105	3	(29)	(69)	10	108	154
Total Fiscal 2022 Oracle Restructuring Plan	$—	$222	$1	$(92)	$(71)	$60	$223	$392
Total other restructuring plans(6)	$225	$—	$(32)	$(109)	$(13)	$71
Total restructuring plans	$225	$222	$(31)	$(201)	$(84)	$131

Fiscal 2021 Activity

	Accrued May 31, 2020	Year Ended May 31, 2021				Accrued May 31, 2021(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2019 Oracle Restructuring Plan(1)
Cloud and license	$75	$225	$(22)	$(171)	$12	$119
Hardware	14	39	(2)	(34)	(1)	16
Services	27	54	(4)	(56)	3	24
Other	22	137	3	(110)	5	57
Total Fiscal 2019 Oracle Restructuring Plan	$138	$455	$(25)	$(371)	$19	$216
Total other restructuring plans(6)	$13	$2	$(1)	$(5)	$—	$9
Total restructuring plans	$151	$457	$(26)	$(376)	$19	$225

Fiscal 2020 Activity

	Accrued May 31, 2019	Year Ended May 31, 2020				Accrued May 31, 2020
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2019 Oracle Restructuring Plan(1)
Cloud and license	$72	$140	$(24)	$(112)	$(1)	$75
Hardware	18	28	(1)	(31)	—	14
Services	15	51	(2)	(37)	—	27
Other	108	59	10	(111)	(44)	22
Total Fiscal 2019 Oracle Restructuring Plan	$213	$278	$(17)	$(291)	$(45)	$138
Total other restructuring plans(6)	$49	$—	$(11)	$(8)	$(17)	$13
Total restructuring plans	$262	$278	$(28)	$(299)	$(62)	$151

(1)

Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

(2)	As of May 31, 2022 and 2021, substantially all restructuring liabilities have been recorded in other current liabilities within our consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other non-cash adjustments.
(6)

Other restructuring plans presented in the tables above included condensed information for other Oracle based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the periods presented but for which the periodic impact to our consolidated statements of operations was not significant.

9.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2022	2021
Cloud services and license support	$7,406	$7,728
Hardware	555	618
Services	360	399
Cloud license and on-premise license	36	30
Deferred revenues, current	8,357	8,775
Deferred revenues, non-current (in other non-current liabilities)	753	679
Total deferred revenues	$9,110	$9,454

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

Leases

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of May 31, 2022, our operating leases substantially have remaining terms of one year to eleven years, some of which include options to extend and/or terminate the leases.

Operating lease expenses totaled $766 million, net of sublease income of $12 million in fiscal 2022 and $654 million, net of sublease income of $13 million in fiscal 2021. At May 31, 2022, ROU assets, current lease liabilities and non-current lease liabilities for our operating leases were $3.5 billion, $727 million and $2.9 billion, respectively. We recorded ROU assets of $1.9 billion in exchange for operating lease obligations during the year ended May 31, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $808 million and $696 million for the year ended May 31, 2022 and 2021, respectively. As of May 31, 2022, the weighted average remaining lease term for operating leases was approximately seven years and the weighted average discount rate used for calculating operating lease obligations was 2.9%. As of May 31, 2022, we have $4.1 billion of additional operating lease commitments, primarily for data centers, that are expected to commence in fiscal 2023 for terms of one to fifteen years that were not reflected on our consolidated balance sheet as of May 31, 2022 or in the maturities table below.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

Maturities of operating lease liabilities were as follows as of May 31, 2022 (in millions):

Fiscal 2023	$763
Fiscal 2024	642
Fiscal 2025	578
Fiscal 2026	524
Fiscal 2027	415
Thereafter	1,159
Total operating lease payments	4,081
Less: imputed interest	(423)
Total operating lease liability	$3,658

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

As of May 31, 2022, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2023	$4,090
Fiscal 2024	185
Fiscal 2025	133
Fiscal 2026	106
Fiscal 2027	83
Thereafter	192
Total	$4,789

As described in Note 7 above, as of May 31, 2022 we have senior notes and other borrowings that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

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

May 31, 2022

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

11.	STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 9, 2021, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of May 31, 2022, approximately $9.4 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 185.8 million shares for $16.2 billion (including 0.3 million shares for $19 million that were repurchased but not settled), 329.2 million shares for $21.0 billion, and 361.0 million shares for $19.2 billion in fiscal 2022, 2021 and 2020, respectively, under the stock repurchase program.

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

Dividends on Common Stock

During fiscal 2022, 2021 and 2020, our Board of Directors declared cash dividends of $1.28, $1.04 and $0.96 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2022, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock. The dividend is payable on July 26, 2022 to stockholders of record as of the close of business on July 12, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our AOCL, net of income taxes:

	May 31,
(in millions)	2022	2021
Foreign currency translation losses	$(1,482)	$(775)
Unrealized losses on defined benefit plans, net	(210)	(400)
Total accumulated other comprehensive loss	$(1,692)	$(1,175)

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

12.	EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

Stock Plans

In fiscal 2021, we adopted the 2020 Equity Incentive Plan to replace the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan) which provides for the issuance of long-term performance awards, including restricted stock-based awards, non-qualified stock options and incentive stock options, as well as stock purchase rights and stock appreciation rights, to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. In fiscal 2022, our stockholders, upon the recommendation of our Board of Directors (the Board), approved the adoption of the Amended and Restated 2020 Equity Incentive Plan (the 2020 Plan and, together with the 2000 Plan, the Plans), which increased the number of authorized shares of stock that may be issued under the 2020 Plan by 300 million shares.

The total number of shares authorized under the 2020 Plan is (i) 390 million shares, plus (ii) the number of shares that were unissued and available for grant under the 2000 Plan as of the date that the 2020 Plan was originally adopted, plus (iii) the number of shares granted and outstanding as of the date that the 2020 Plan was originally adopted which would have been available again for issuance under the terms of the 2000 Plan had the 2020 Plan not been adopted. Under the 2020 Plan, for each share granted as a full value award in the form of a restricted stock unit (RSU) or a performance-based restricted stock award (PSU), an equivalent of 2.5 shares is deducted from our pool of shares available for grant.

As of May 31, 2022, 125 million unvested RSUs, 36 million performance-based stock options (PSOs), of which 6 million shares were vested, and service-based stock options (SOs) to purchase 60 million shares of common stock, of which 59 million shares were vested, were outstanding under the Plans. Approximately 371 million shares of common stock were available for future awards under the 2020 Plan as of May 31, 2022. To date, we have not issued any stock options under the 2020 Plan or any stock purchase rights or stock appreciation rights under either of the Plans.

The vesting schedule for all awards granted under the Plans is established by the Compensation Committee of the Board. RSUs generally require service-based vesting of 25% annually over four years. SOs were previously granted under the 2000 Plan at not less than fair market value, become exercisable generally 25% annually over four years of service, and generally expire 10 years from the date of grant.

PSOs granted under the 2000 Plan to our Chief Executive Officer and Chief Technology Officer in fiscal 2018 consisted of seven numerically equivalent vesting tranches that potentially could vest. One tranche, which was based solely on the attainment of a market-based metric, was achieved and vested in fiscal 2022. Each of the remaining six tranches requires the attainment of both a performance metric and a market capitalization metric by May 31, 2022, which was subsequently extended by three additional fiscal years to May 31, 2025 via an amendment approved by the Compensation Committee of the Board during fiscal 2022. If any of the remaining operational and market capitalization performance goals are achieved before May 31, 2025 additional tranches may vest, assuming continued employment and service through the date the Compensation Committee of the Board certifies that performance has been achieved. Upon amendment of the PSOs in fiscal 2022, we estimated the revised fair values of the six unvested tranches of the PSOs using a Monte Carlo simulation approach. We are recognizing incremental stock-based compensation expense related to these amended awards for any of the remaining unvested tranches that are probable of achievement over the longer of the (a) estimated implicit service period for performance-metric achievement, or (b) derived service period for market-based metric achievement. Stock-based compensation associated with a vesting tranche where vesting is no longer determined to be probable is reversed on a cumulative basis and is no longer prospectively recognized in the period when such a determination is made. We have preliminarily estimated service periods for those tranches that have been deemed probable of achievement as of the amendment date to be approximately three to four years.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

In connection with certain of our acquisitions, we assumed certain outstanding restricted stock-based awards and stock options under each acquired company’s respective stock plans, or we substituted substantially similar awards under the Plans. These restricted stock-based awards and stock options assumed or substituted generally retained all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2022, stock options to purchase approximately 485,000 shares of common stock were outstanding under acquired company stock plans that Oracle assumed.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Plan (the Directors’ Plan), which provides for the issuance of RSUs and other stock-based awards, including non-qualified stock options, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). In prior years, we granted stock options at not less than fair market value, that vest over four years, and expire no more than 10 years from the date of grant. Currently, we only grant RSUs that vest fully on the one-year anniversary of the date of grant. The Directors’ Plan was most recently amended on April 29, 2016 and permits the Compensation Committee of the Board to determine the amount and form of automatic grants of stock awards, if any, to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. In April 2020, the Compensation Committee reduced the maximum value of the annual automatic RSU grants to each non-employee director from $400,000 to $350,000 and eliminated all equity grants for chairing board committees. As of May 31, 2022, approximately 59,000 unvested RSUs and stock options to purchase approximately 474,000 shares of common stock (all of which were vested) were outstanding under the Directors’ Plan. As of May 31, 2022, approximately 1 million shares were available for future stock awards under this plan.

The following table summarizes restricted stock-based award activity granted pursuant to Oracle-based stock plans for our last three fiscal years ended May 31, 2022:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2019	99	$43.01
Granted	50	$53.38
Vested and issued	(34)	$42.67
Canceled	(14)	$46.81
Balance, May 31, 2020	101	$48.36
Granted	54	$54.95
Vested and issued	(34)	$46.88
Canceled	(11)	$50.40
Balance, May 31, 2021	110	$51.87
Granted	65	$85.07
Vested and issued	(38)	$50.52
Canceled	(9)	$63.25
Balance, May 31, 2022	128	$68.34

The total grant date fair values of restricted stock-based awards that were vested and issued in fiscal 2022, 2021 and 2020 were $1.9 billion, $1.6 billion and $1.5 billion, respectively. As of May 31, 2022, total unrecognized stock-based compensation expense related to non-vested restricted stock-based awards was $5.9 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.93 years.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

The following table summarizes stock option activity, including SOs and PSOs, and includes awards granted pursuant to the Plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2022:

	Options Outstanding
(in millions, except exercise price)	Shares Under Stock Option	Weighted-Average Exercise Price
Balance, May 31, 2019	222	$37.78
Granted and assumed	—	$—
Exercised	(44)	$33.18
Canceled	(2)	$44.76
Balance, May 31, 2020	176	$38.86
Granted and assumed	—	$—
Exercised	(52)	$32.05
Canceled	(17)	$51.02
Balance, May 31, 2021	107	$40.14
Granted	—	$—
Exercised	(10)	$34.34
Canceled	—	$—
Balance, May 31, 2022	97	$40.70

Stock options outstanding that have vested and that are expected to vest as of May 31, 2022 were as follows:

	Outstanding Stock Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	65	$35.81	1.83	$2,360
Expected to vest(2)	12	$50.38	3.67	245
Total	77	$37.97	2.10	$2,605

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2022 of $71.92 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2022 was approximately $190 million and is expected to be recognized over a weighted-average period of 2.98 years. Approximately 20 million shares outstanding as of May 31, 2022 were not expected to vest.

Stock-Based Compensation Expense and Valuations of Restricted Stock-Based Awards

We estimated the fair values of our restricted stock-based awards that are solely subject to service-based vesting requirements based upon their market values as of the grant dates, discounted for the present values of expected dividends.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

Stock-based compensation expense was included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2022	2021	2020
Cloud services and license support	$205	$134	$110
Hardware	15	11	11
Services	67	55	54
Sales and marketing	448	313	261
Research and development	1,633	1,188	1,035
General and administrative	245	136	119
Total stock-based compensation	2,613	1,837	1,590
Estimated income tax benefit included in provision for income taxes	(593)	(413)	(343)
Total stock-based compensation, net of estimated income tax benefit	$2,020	$1,424	$1,247

Tax Benefits from Exercises of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of stock option exercises was approximately $319 million, $1.7 billion and $1.5 billion for fiscal 2022, 2021 and 2020, respectively. The total aggregate intrinsic value of restricted stock-based awards that vested and were issued and stock options that were exercised was $3.7 billion for each of fiscal 2022 and 2021 and $2.9 billion for fiscal 2020. In connection with the vesting and issuance of restricted stock-based awards and stock options that were exercised, the tax benefits realized by us were $843 million, $842 million and $638 million for fiscal 2022, 2021 and 2020, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2022, 39 million shares were reserved for future issuances under the Purchase Plan. We issued approximately 2 million shares in each of fiscal 2022, 2021 and 2020, respectively, under the Purchase Plan. The Compensation Committee last amended the Purchase Plan on May 3, 2022.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $412 million, $380 million and $376 million for fiscal 2022, 2021 and 2020, respectively.

In the U.S., regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $164 million, $150 million and $152 million in fiscal 2022, 2021 and 2020, respectively.

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $756 million and approximately $813 million as of May 31, 2022 and 2021, respectively, and were presented in other non-current assets and other non-current liabilities in the accompanying consolidated balance sheets.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $67 million, $105 million and $97 million for fiscal 2022, 2021 and 2020, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status, which is substantially included in other non-current liabilities in our consolidated balance sheets) of our defined benefit plans as of May 31, 2022 were $1.1 billion and $580 million, respectively, and as of May 31, 2021 were $1.4 billion and $889 million, respectively.
13.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income and losses earned in various tax jurisdictions that apply a broad range of income tax rates. Our (provision for) benefit from income taxes varied from that computed at the U.S. federal statutory income tax rate for fiscal 2022, 2021 and 2020 primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. In addition, for fiscal 2021, our benefit from income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to a total net deferred tax benefit of $2.3 billion as a result of a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights.

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

The following is a geographical breakdown of income before income taxes:

	Year Ended May 31,
(in millions)	2022	2021	2020
Domestic	$(629)	$4,375	$3,890
Foreign	8,278	8,624	8,173
Income before income taxes	$7,649	$12,999	$12,063

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

The (provision for) benefit from income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2022	2021	2020
Current provision:
Federal	$(709)	$(516)	$(1,616)
State	(186)	(233)	(19)
Foreign	(1,183)	(929)	(1,144)
Total current provision	$(2,078)	$(1,678)	$(2,779)
Deferred benefit:
Federal	$1,661	$(8,631)	$983
State	139	77	(50)
Foreign	(654)	10,979	(82)
Total deferred benefit	$1,146	$2,425	$851
Total (provision for) benefit from income taxes	$(932)	$747	$(1,928)
Effective income tax expense (benefit) rate	12.2%	(5.7%)	16.0%

The (provision for) benefit from income taxes differed from the amount computed by applying the federal statutory rate to our income before income taxes as follows:

	Year Ended May 31,
(Dollars in millions)	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax provision at statutory rate	$(1,606)	$(2,730)	$(2,533)
Foreign earnings at other than United States rates	536	580	496
Net impact of intra-entity IP transfer	—	2,266	—
State tax expense, net of federal benefit	(132)	(206)	(172)
Settlements and releases from judicial decisions and statute expirations, net	263	582	137
Tax contingency interest accrual, net	(44)	(55)	(163)
Domestic tax contingency, net	(441)	(282)	(58)
Federal research and development credit	222	169	151
Stock-based compensation	263	300	166
Other, net	7	123	48
Total (provision for) benefit from income taxes	$(932)	$747	$(1,928)

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

The components of our deferred tax assets and liabilities were as follows:

	May 31,
(in millions)	2022	2021
Deferred tax assets:
Accruals and allowances	$493	$452
Employee compensation and benefits	818	755
Differences in timing of revenue recognition	623	547
Lease liabilities	688	524
Basis of property, plant and equipment and intangible assets	11,362	12,161
Tax credit and net operating loss carryforwards	4,409	3,934
Other	141	—
Total deferred tax assets	18,534	18,373
Valuation allowance	(1,742)	(1,526)
Total deferred tax assets, net	16,792	16,847
Deferred tax liabilities:
Unrealized gain on stock	(78)	(78)
Acquired intangible assets	(126)	(266)
GILTI deferred	(8,937)	(9,883)
ROU assets	(668)	(488)
Withholding taxes on foreign earnings	(232)	(195)
Other	—	(165)
Total deferred tax liabilities	(10,041)	(11,075)
Net deferred tax assets	$6,751	$5,772
Recorded as:
Non-current deferred tax assets	$12,782	$13,636
Non-current deferred tax liabilities	(6,031)	(7,864)
Net deferred tax assets	$6,751	$5,772

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2022, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was approximately $7.9 billion. If the undistributed earnings and other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2022, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these other outside basis temporary differences would be approximately $1.5 billion.

Our net deferred tax assets were $6.8 billion and $5.8 billion as of May 31, 2022 and 2021, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $1.7 billion and $1.5 billion as of May 31, 2022 and 2021, respectively. A majority of the valuation allowances as of May 31, 2022 and 2021 related to tax assets established in purchase accounting and other tax credits. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2022, we had federal net operating loss carryforwards of approximately $446 million, which are subject to limitation on their utilization. Approximately $372 million of these federal net operating losses expire in various years between fiscal 2023 and fiscal 2038. Approximately $74 million of these federal net operating losses are not currently subject to expiration dates. We had state net operating loss carryforwards of approximately $1.8 billion at May 31, 2022, which expire between fiscal 2023 and fiscal 2042 and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.9 billion at May 31, 2022, which are subject to limitations on their utilization. Approximately $1.8 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $53 million, expire between fiscal 2023 and fiscal 2041. At May 31, 2022, we had federal capital loss carryforwards of approximately $193 million, which expire in fiscal 2026. We had state capital loss carryforwards of approximately $366 million, which expire between fiscal 2026 and fiscal 2036. We had tax credit carryforwards of approximately $1.3 billion at May 31, 2022, which are subject to limitations on their utilization. Approximately $854 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $407 million, expire in various years between fiscal 2023 and fiscal 2042.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2022	2021	2020
Gross unrecognized tax benefits as of June 1	$6,912	$6,972	$6,348
Increases related to tax positions from prior fiscal years	66	225	624
Decreases related to tax positions from prior fiscal years	(24)	(836)	(298)
Increases related to tax positions taken during current fiscal year	919	531	628
Settlements with tax authorities	(117)	(51)	(177)
Lapses of statutes of limitation	(333)	(66)	(116)
Cumulative translation adjustments and other, net	(139)	137	(37)
Total gross unrecognized tax benefits as of May 31	$7,284	$6,912	$6,972

As of May 31, 2022, 2021 and 2020, $4.3 billion, $4.4 billion and $4.3 billion, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our (provision for) benefit from income taxes line of our consolidated statements of operations of $93 million, $166 million and $202 million during fiscal 2022, 2021 and 2020, respectively. Interest and penalties accrued were $1.6 billion as of May 31, 2022 and 2021.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2020. Many issues are at an advanced stage in the examination process, the most significant of which include issues related to transfer pricing, domestic production activity, foreign tax credits, research and development credits, state economic nexus, and qualification as a state manufacturer. With respect to all of these domestic audit issues considered in the aggregate, we believe that it was reasonably possible that, as of May 31, 2022, our gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $994 million ($825 million net of offsetting tax benefits). Our U.S. federal income tax returns have been examined for all years prior to fiscal 2011 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2007, and we are no longer subject to audit for those periods.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining or have examined returns of Oracle and various acquired entities for years through fiscal 2021. Many of the relevant tax years are at an advanced stage in examination or subsequent controversy resolution processes, the most significant of which include issues related to transfer pricing and withholding tax. The manner in which those issues are resolved and the timing thereof could potentially result in a range of decreases or increases in our unrecognized tax benefits over the next 12 months. We believe it was reasonably possible that, as of May 31, 2022, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $287 million ($109 million net of offsetting tax benefits). We also believe it was reasonably possible that, as of May 31, 2022, the gross unrecognized tax benefits could increase in the next 12 months by as much as $869 million ($227 million net of offsetting US tax benefits). With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

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
14.	SEGMENT INFORMATION

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses for each of fiscal 2022, 2021 and 2020:

	Year Ended May 31,
(in millions)	2022	2021	2020
Cloud and license:
Revenues(1)	$36,052	$34,101	$32,523
Cloud services and license support expenses	4,915	4,133	3,803
Sales and marketing expenses	7,054	6,799	7,159
Margin(2)	$24,083	$23,169	$21,561
Hardware:
Revenues	$3,183	$3,359	$3,443
Hardware products and support expenses	944	945	1,084
Sales and marketing expenses	361	388	456
Margin(2)	$1,878	$2,026	$1,903
Services:
Revenues	$3,205	$3,021	$3,106
Services expenses	2,539	2,393	2,656
Margin(2)	$666	$628	$450
Totals:
Revenues(1)	$42,440	$40,481	$39,072
Expenses	15,813	14,658	15,158
Margin(2)	$26,627	$25,823	$23,914

(1)

Cloud and license revenues and total revenues presented for management reporting for fiscal 2021 and fiscal 2020 included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. The table below provides a reconciliation of our total operating segment revenues to our total revenues as reported in our consolidated statements of operations for all periods presented.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating expenses or income, net. Refer to the table below for a reconciliation of our total margin for operating segments to our income before income taxes as reported per our consolidated statements of operations.

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before income taxes:

	Year Ended May 31,
(in millions)	2022	2021	2020
Total revenues for operating segments	$42,440	$40,481	$39,072
Cloud and license revenues(1)	—	(2)	(4)
Total revenues	$42,440	$40,479	$39,068

Total margin for operating segments	$26,627	$25,823	$23,914
Cloud and license revenues(1)	—	(2)	(4)
Research and development	(7,219)	(6,527)	(6,067)
General and administrative	(1,317)	(1,254)	(1,181)
Amortization of intangible assets	(1,150)	(1,379)	(1,586)
Acquisition related and other	(4,713)	(138)	(56)
Restructuring	(191)	(431)	(250)
Stock-based compensation for operating segments	(735)	(513)	(436)
Expense allocations and other, net	(376)	(366)	(438)
Interest expense	(2,755)	(2,496)	(1,995)
Non-operating (expenses) income, net	(522)	282	162
Income before income taxes	$7,649	$12,999	$12,063

(1)

Cloud and license revenues presented for management reporting for fiscal 2021 and fiscal 2020 included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. This table includes a reconciliation of our total operating segment revenues to our total revenues as reported in our consolidated statements of operations for all periods presented.

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

The following table is a summary of our total revenues by geographic region:

	Year Ended May 31,
(in millions)	2022	2021	2020
Americas	$23,679	$21,828	$21,563
EMEA(1)	12,011	11,894	11,035
Asia Pacific	6,750	6,757	6,470
Total revenues	$42,440	$40,479	$39,068

(1)	Comprised of Europe, the Middle East and Africa

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Year Ended May 31,
(in millions)	2022	2021	2020
Applications cloud services and license support	$12,612	$11,712	$11,015
Infrastructure cloud services and license support	17,562	16,988	16,377
Total cloud services and license support revenues	$30,174	$28,700	$27,392

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2022, 2021 or 2020:

	As of and for the Year Ended May 31,
	2022		2021		2020
(in millions)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)
United States	$20,246	$10,300	$18,734	$6,826	$18,428	$6,012
United Kingdom	2,335	805	2,110	685	1,904	472
Japan	1,847	788	1,988	650	1,977	655
Germany	1,799	813	1,744	561	1,510	418
Canada	1,347	298	1,281	199	1,162	169
Other countries	14,866	3,140	14,622	2,464	14,087	1,977
Total	$42,440	$16,144	$40,479	$11,385	$39,068	$9,703

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.
15.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2022	2021	2020
Net income	$6,717	$13,746	$10,135
Weighted average common shares outstanding	2,700	2,945	3,211
Dilutive effect of employee stock plans	86	77	83
Dilutive weighted average common shares outstanding	2,786	3,022	3,294
Basic earnings per share	$2.49	$4.67	$3.16
Diluted earnings per share	$2.41	$4.55	$3.08
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	34	36	56

(1)

Substantially all of these weighted shares related to contingently issuable shares pursuant to PSO arrangements that could be dilutive in the future. See Note 12 for information regarding the exercise prices of our outstanding, unexercised stock options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

16.	LEGAL PROCEEDINGS

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

During fiscal 2022, Oracle remitted the entirety of the $3.0 billion judgment and related $1.7 billion of accrued post-judgment interest and awarded costs and recorded such amounts as acquisition related and other expenses as presented per our consolidated statements of operations.

On January 27, 2022, Oracle filed a Petition for a Writ of Certiorari with the U.S. Supreme Court, which was denied on May 16, 2022. This matter is now concluded.

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

May 31, 2022

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

Expert discovery has concluded. On December 23, 2021, the Board member defendant brought a motion for summary judgment, and on May 20, 2022, the court granted this motion in part and denied this motion in part.  This Board member remains a defendant in this case. Trial is scheduled to commence on July 18, 2022.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then-two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our then-two Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020. On April 23, 2020, defendants filed a motion to dismiss, and the court held a hearing on this motion on September 24, 2020. On March 22, 2021, the court granted in part and denied in part this motion. The court dismissed the action as to one Oracle executive and the former Oracle executive. The court permitted plaintiff to proceed with only a narrow omissions theory against the remaining defendants. On April 21, 2021, defendants filed an answer to the complaint. On October 8, 2021, plaintiffs filed a motion for class certification, which the court granted on May 9, 2022. On May 23, 2022, defendants filed a petition in the Ninth Circuit Court of Appeals for permission to appeal the court’s order granting class certification, and plaintiffs filed an opposition on June 2, 2022. On June 3, 2022, the court “So Ordered” a stipulation by the parties, which vacated all dates in this case because the parties had reached an agreement to settle this action, subject to the court’s approval. On June 8, 2022, the Ninth Circuit Court of Appeals granted defendants’ unopposed motion to stay the petition for permission to appeal in light of the proposed settlement.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2022

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

While Oracle continues to evaluate these claims, we do not believe these matters will have a material impact on our financial position or results of operations.

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
17.	SUBSEQUENT EVENTS

Acquisition of Cerner Corporation and Related Borrowings

On June 8, 2022, pursuant to the terms of the tender offer and applicable Delaware law, we acquired all of the outstanding shares of Cerner’s common stock and effectuated the merger of Cerner with and into a wholly-owned subsidiary of Oracle, and Cerner became an indirect, wholly-owned subsidiary of Oracle. The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and issuance of these consolidated financial statements and the financial results of Cerner will be included in our consolidated financial statements from the date of the acquisition. Refer to Note 2 above for more information about our acquisition of Cerner.

In connection with the acquisition of Cerner:

•

we borrowed $15.7 billion on June 8, 2022 pursuant to the Bridge Credit Agreement. The amount is due and payable in full on March 7, 2023 unless settled earlier pursuant to the terms of the Bridge Credit Agreement. Additional information with respect to the Bridge Credit Agreement is included in Note 7 above; and

•	we assumed $1.6 billion of senior notes and other borrowings, of which $1.5 billion were paid on June 8, 2022.

Item 16.	Form 10-K Summary

None.

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

2.01§	Agreement and Plan of Merger, dated December 20, 2021, among Oracle Corporation, Cerner Corporation, OC Acquisition LLC and Cedar Acquisition Corporation	8-K	001-35992	2.1	12/21/21	Oracle Corporation

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.01	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	6/16/16	Oracle Corporation

4.01	Specimen Certificate of Oracle Corporation’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.04	Form of 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Note	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.05	Form of 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Note	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.06	Form of 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Note	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.07	Form of New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

4.08	Form of 2.50% Note due 2022, together with Officers’ Certificate issued October 25, 2012 setting forth the terms of the Note	8-K	000-51788	4.10	10/25/12	Oracle Corporation

4.09	Form of 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Note	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.10	Form of 3.625% Note due 2023, together with Officers’ Certificate issued July 16, 2013 setting forth the terms of the Note	8-K	001-35992	4.12	7/16/13	Oracle Corporation

4.11	Forms of 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.12	Forms of 2.50% Notes due 2022, 2.95% Notes due 2025, 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

4.13	Forms of 2.40% Notes due 2023, 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

4.14	Forms of 2.625% Notes due 2023, 2.950% Notes due 2024, 3.250% Notes due 2027, 3.800% Notes due 2037 and 4.000% Notes due 2047, together with Officers’ Certificate issued November 9, 2017 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/17	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.15	Forms of 2.500% Notes due 2025, 2.800% Notes due 2027, 2.950% Notes due 2030, 3.600% Notes due 2040, 3.600% Notes due 2050 and 3.850% Notes due 2060, together with Officers’ Certificate issued April 1, 2020 setting forth the terms of the Notes	8-K	001-35992	4.1	4/1/20	Oracle Corporation

4.16	Forms of 1.650% Notes due 2026, 2.300% Notes due 2028, 2.875% Notes due 2031, 3.650% Notes due 2041, 3.950% Notes due 2051 and 4.100% Notes due 2061, together with Officers’ Certificate issued March 24, 2021 setting forth the terms of the Notes	8-K	001-35992	4.1	3/24/21	Oracle Corporation

4.17	Description of Oracle Corporation’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35992	4.15	6/21/19	Oracle Corporation

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02‡*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of May 3, 2022

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016	10-K	001-35992	10.03	6/22/16	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on November 15, 2017	8-K	001-35992	10.04	11/17/17	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	001-35992	10.05	9/18/17	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.06	6/25/15	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08*	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of February 12, 2019	10-Q	001-35992	10.09	3/18/19	Oracle Corporation

10.09*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

10.10*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	6/25/15	Oracle Corporation

10.11*	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Named Executive Officers	10-Q	001-35992	10.16	9/18/17	Oracle Corporation

10.12*	First Amendment to Performance-Based Stock Option Agreement with Lawrence J. Ellison and Safra A. Catz under the Amended and Restated 2000 Long-Term Equity Incentive Plan	8-K	001-35992	10.15	7/7/21	Oracle Corporation

10.13*	Form of Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Employees (Including Section 16 Officers)	10-Q	001-35992	10.17	9/18/17	Oracle Corporation

10.14*	Oracle Corporation Amended and Restated 2020 Equity Incentive Plan (as approved by the stockholders on November 10, 2021)	8-K	001-35992	10.16	11/12/21	Oracle Corporation

10.15*	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan for U.S. Employees	10-Q	001-35992	10.16	12/11/20	Oracle Corporation

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.16§	$6,000,000,000 5-Year Revolving Credit Agreement dated as of March 8, 2022 among Oracle Corporation and the lenders and agents named therein	10-Q	001-35992	10.16	3/11/22	Oracle Corporation

10.17§	$15,700,000,000 364-Day Delayed Draw Term Loan Credit Agreement dated as of March 8, 2022 among Oracle Corporation and the lenders and agents named therein	10-Q	001-35992	10.17	3/11/22	Oracle Corporation

21.01‡	Subsidiaries of the Registrant

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (1) Consolidated Balance Sheets as of May 31, 2022 and 2021, (2) Consolidated Statements of Operations for the years ended May 31, 2022, 2021 and 2020, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2022, 2021 and 2020, (4) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended May 31, 2022, 2021 and 2020, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2022, 2021 and 2020 and (6) Notes to Consolidated Financial Statements

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

104‡	The cover page from the Company’s Annual Report on Form 10-K for the year ended May 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Indicates management contract or compensatory plan or arrangement.
§

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

ORACLE CORPORATION

Date: June 21, 2022	By:	/s/ Safra A. Catz
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 21, 2022
Safra A. Catz

/s/ William Corey West	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 21, 2022
William Corey West

/s/ Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer	June 21, 2022
Lawrence J. Ellison

/s/ Jeffrey O. Henley	Vice Chairman of the Board of Directors	June 21, 2022
Jeffrey O. Henley

/s/ Awo Ablo	Director	June 21, 2022
Awo Ablo

/s/ Jeffrey S. Berg	Director	June 21, 2022
Jeffrey S. Berg

/s/ Michael J. Boskin	Director	June 21, 2022
Michael J. Boskin

/s/ Bruce R. Chizen	Director	June 21, 2022
Bruce R. Chizen

/s/ George H. Conrades	Director	June 21, 2022
George H. Conrades

/s/ Rona A. Fairhead	Director	June 21, 2022
Rona A. Fairhead

/s/ Renée J. James	Director	June 21, 2022
Renée J. James

/s/ Charles W. Moorman IV	Director	June 21, 2022
Charles W. Moorman IV

/s/ Leon E. Panetta	Director	June 21, 2022
Leon E. Panetta
/s/ William G. Parrett	Director	June 21, 2022
William G. Parrett

/s/ Naomi O. Seligman	Director	June 21, 2022
Naomi O. Seligman

/s/ Vishal Sikka	Director	June 21, 2022
Vishal Sikka