Form 10-Q
period 2022-08-31
ORACLE CORP
filed 2022-09-13
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

The number of shares of registrant’s common stock outstanding as of September 8, 2022 was: 2,695,653,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act). These include, among other things, statements regarding:

•	our expectations regarding the impacts on our business as a result of the global COVID-19 pandemic;
•

our expectation that we may acquire, and realize the anticipated benefits of acquiring, companies, products, services and technologies to further our corporate strategy as compelling opportunities become available;

•

our expectation that, on a constant currency basis, our total cloud and license revenues generally will continue to increase due to expected growth in our cloud services and license support offerings, and continued demand for our cloud license and on-premise license offerings;

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

•	our expectation that our international operations will continue to provide a significant portion of our total revenues and expenses;
•	our expectation that variable expenditures that were curtailed primarily in response to COVID-19 may normalize in future periods provided global economic and health conditions improve;
•	our expectation that the proportion of our cloud services revenues relative to our total revenues will continue to increase;
•	the sufficiency of our sources of funding for working capital, capital expenditures, contractual obligations, acquisitions, dividends, stock repurchases, debt repayments and other matters;
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “endeavors,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended May 31, 2022 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal 2023, which runs from June 1, 2022 to May 31, 2023.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2022 and May 31, 2022

(Unaudited)

(in millions, except per share data)	August 31, 2022	May 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,448	$21,383
Marketable securities	772	519
Trade receivables, net of allowances for credit losses of $385 and $362 as of August 31, 2022 and May 31, 2022, respectively	5,937	5,953
Prepaid expenses and other current assets	3,847	3,778
Total current assets	21,004	31,633
Non-current assets:
Property, plant and equipment, net	12,280	9,716
Intangible assets, net	12,499	1,440
Goodwill, net	61,629	43,811
Deferred tax assets	12,065	12,782
Other non-current assets	10,832	9,915
Total non-current assets	109,305	77,664
Total assets	$130,309	$109,297
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable and other borrowings, current	$16,097	$3,749
Accounts payable	1,461	1,317
Accrued compensation and related benefits	1,958	1,944
Deferred revenues	10,473	8,357
Other current liabilities	4,830	4,144
Total current liabilities	34,819	19,511
Non-current liabilities:
Notes payable and other borrowings, non-current	75,480	72,110
Income taxes payable	12,128	12,210
Deferred tax liabilities	7,693	6,031
Other non-current liabilities	5,638	5,203
Total non-current liabilities	100,939	95,554
Commitments and contingencies
Oracle Corporation stockholders’ deficit:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,696 shares and 2,665 shares as of August 31, 2022 and May 31, 2022, respectively	27,224	26,808
Accumulated deficit	(31,134)	(31,336)
Accumulated other comprehensive loss	(1,965)	(1,692)
Total Oracle Corporation stockholders’ deficit	(5,875)	(6,220)
Noncontrolling interests	426	452
Total stockholders’ deficit	(5,449)	(5,768)
Total liabilities and stockholders’ deficit	$130,309	$109,297

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2022 and 2021

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2022	2021
Revenues:
Cloud services and license support	$8,417	$7,371
Cloud license and on-premise license	904	813
Hardware	763	763
Services	1,361	781
Total revenues	11,445	9,728
Operating expenses:
Cloud services and license support(1)	1,735	1,214
Hardware(1)	249	245
Services(1)	1,053	644
Sales and marketing(1)	2,177	1,854
Research and development	2,093	1,684
General and administrative	411	298
Amortization of intangible assets	919	303
Acquisition related and other	41	21
Restructuring	144	38
Total operating expenses	8,822	6,301
Operating income	2,623	3,427
Interest expense	(787)	(705)
Non-operating expenses, net	(180)	(41)
Income before income taxes	1,656	2,681
Provision for income taxes	108	224
Net income	$1,548	$2,457
Earnings per share:
Basic	$0.58	$0.89
Diluted	$0.56	$0.86
Weighted average common shares outstanding:
Basic	2,685	2,769
Diluted	2,747	2,861

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2022 and 2021

(Unaudited)

	Three Months Ended August 31,
(in millions)	2022	2021
Net income	$1,548	$2,457
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(288)	(223)
Net unrealized (losses) gains on defined benefit plans	(1)	2
Net unrealized gains on cash flow hedges	17	—
Total other comprehensive loss, net	(272)	(221)
Comprehensive income	$1,276	$2,236

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended August 31, 2022 and 2021

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2022	2021
Common stock and additional paid in capital
Balance, beginning of period	$26,808	$26,533
Common stock issued	515	148
Stock-based compensation	750	545
Repurchases of common stock	(73)	(872)
Other, net	(776)	(820)
Balance, end of period	$27,224	$25,534
Accumulated deficit
Balance, beginning of period	$(31,336)	$(20,120)
Repurchases of common stock	(486)	(7,128)
Cash dividends declared	(860)	(887)
Net income	1,548	2,457
Other, net	—	(1)
Balance, end of period	$(31,134)	$(25,679)
Other stockholders' deficit, net
Balance, beginning of period	$(1,240)	$(461)
Other comprehensive loss, net	(272)	(221)
Other, net	(27)	(303)
Balance, end of period	$(1,539)	$(985)
Total stockholders’ deficit	$(5,449)	$(1,130)
Cash dividends declared per common share	$0.32	$0.32

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2022 and 2021

(Unaudited)

	Three Months Ended August 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$1,548	$2,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	547	454
Amortization of intangible assets	919	303
Deferred income taxes	(344)	(15)
Stock-based compensation	750	545
Other, net	156	(27)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	761	852
Decrease in prepaid expenses and other assets	44	270
Decrease in accounts payable and other liabilities	(166)	(713)
Increase (decrease) in income taxes payable	145	(221)
Increase in deferred revenues	2,034	1,486
Net cash provided by operating activities	6,394	5,391
Cash flows from investing activities:
Purchases of marketable securities and other investments	(57)	(7,671)
Proceeds from sales and maturities of marketable securities and other investments	138	8,002
Acquisitions, net of cash acquired	(27,798)	(50)
Capital expenditures	(1,719)	(1,062)
Net cash used for investing activities	(29,436)	(781)
Cash flows from financing activities:
Payments for repurchases of common stock	(552)	(7,995)
Proceeds from issuances of common stock	515	148
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(829)	(820)
Payments of dividends to stockholders	(860)	(887)
Proceeds from borrowings, net of issuance costs	20,046	—
Repayments of borrowings	(5,883)	(1,500)
Other, net	(127)	(414)
Net cash provided by (used for) financing activities	12,310	(11,468)
Effect of exchange rate changes on cash and cash equivalents	(203)	(181)
Net decrease in cash and cash equivalents	(10,935)	(7,039)
Cash and cash equivalents at beginning of period	21,383	30,098
Cash and cash equivalents at end of period	$10,448	$23,059
Non-cash financing activities:
Fair values of stock awards assumed in connection with acquisitions	$55	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

1.	BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

On June 8, 2022, we completed our acquisition of Cerner Corporation (Cerner), a provider of digital information systems used within hospitals and health systems, by means of a merger of one of our wholly owned subsidiaries with and into Cerner such that Cerner became an indirect, wholly owned subsidiary of Oracle. Through our acquisition of Cerner, we enhanced our offerings of each of our three existing businesses, cloud and license, hardware and services. The condensed consolidated financial statements included in this Quarterly Report include the financial results of Cerner prospectively from the date of acquisition. Refer to Note 2 below for additional details regarding our acquisition of Cerner.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2023.

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended August 31, 2022.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, and we consider various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

During the first quarter of fiscal 2023, we completed an assessment of the useful lives of our servers and increased the estimate of the useful lives from four years to five years effective at the beginning of fiscal 2023. Based on the carrying value of our servers as of May 31, 2022, this change in accounting estimate decreased our total operating expenses by $131 million for the first quarter of fiscal 2023.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of August 31, 2022 and May 31, 2022 and our condensed consolidated statements of cash flows for the three months ended August 31, 2022 and 2021 was nominal.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of August 31, 2022 and May 31, 2022. The revenues recognized during the three months ended August 31, 2022 and 2021, respectively, that were included in the opening deferred revenues balances as of May 31, 2022 and 2021, respectively, were approximately $3.5 billion and $3.7 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three months ended August 31, 2022 and 2021.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, were $60.7 billion as of August 31, 2022, approximately 49% of which we expect to recognize as revenues over the next twelve months, 34% over the subsequent month 13 to month 36, and the remainder thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $927 million and $656 million for the three months ended August 31, 2022 and 2021, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $1.5 billion and $1.2 billion as of August 31, 2022 and May 31, 2022, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets and are subject to periodic impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The substantial majority of the non-marketable investments held as of these dates were with a related party entity for which we follow the equity method of accounting. We are also a counterparty to certain options to acquire additional equity interests in that entity at various times through December 2023 and we could obtain control of that entity should such options be exercised.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
(in millions)	2022	2021
Transitional and other employee related costs	$17	$2
Business combination adjustments, net	5	3
Other, net	19	16
Total acquisition related and other expenses	$41	$21

Non-Operating Expenses, net

Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to equity investments including losses attributable to equity method investments and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan, and non-service net periodic pension income and losses.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

	Three Months Ended August 31,
(in millions)	2022	2021
Interest income	$38	$20
Foreign currency losses, net	(71)	(35)
Noncontrolling interests in income	(38)	(47)
Losses from equity investments, net	(86)	(22)
Other (losses) gains, net	(23)	43
Total non-operating expenses, net	$(180)	$(41)

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

Acquisition of Cerner Corporation

On December 20, 2021, we entered into an Agreement and Plan of Merger (Merger Agreement) with Cerner, a provider of digital information systems used within hospitals and health systems that are designed to enable medical professionals to deliver better healthcare to individual patients and communities.

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

On June 8, 2022, pursuant to the terms of the tender offer and applicable Delaware law, we acquired all the outstanding Cerner shares and effectuated the merger of Cerner with and into a wholly-owned subsidiary of Oracle and Cerner became an indirect, wholly-owned subsidiary of Oracle. Vested equity awards outstanding immediately prior to the consummation of the merger were cancelled in exchange for the right to receive an amount in cash based on a formula contained in the Merger Agreement. The unvested equity awards to acquire Cerner common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. We have included the financial results of Cerner in our consolidated financial statements from the date of acquisition. For the first quarter of fiscal 2023, Cerner contributed $1.4 billion to our total revenues.

The total preliminary purchase price for Cerner is approximately $28.2 billion, which consisted of approximately $28.2 billion in cash and $55 million for the fair values of restricted stock-based awards and stock options assumed. Pursuant to our business combinations accounting policy, we estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired during the measurement period. The following table summarizes the estimated preliminary fair values of net tangible and intangible assets acquired from Cerner:

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

(in millions)
Cash and marketable securities	$769
Trade receivables, net	885
Property, plant and equipment, net	1,514
Intangible assets	11,972
Goodwill	17,871
Other assets	840
Accounts payable and other liabilities	(968)
Deferred revenues	(420)
Senior notes and other borrowings	(1,600)
Deferred tax liabilities, net	(2,638)
Total	$28,225

Of the $1.6 billion of senior notes and other borrowings assumed through our Cerner acquisition, $1.5 billion were paid on June 8, 2022. Refer to Note 5 below for more information. We do not expect the goodwill recognized as a part of our acquisition of Cerner to be deductible for income tax purposes.

Other Fiscal 2023 and 2022 Acquisitions

During the first quarter of fiscal 2023 and full year fiscal 2022, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle and Cerner. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested restricted stock-based awards and stock options assumed and the related tax effects as though Cerner was combined as of the beginning of fiscal 2022. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022.

The unaudited pro forma financial information for the three months ended August 31, 2022 and 2021 combined the historical results of Oracle for the three months ended August 31, 2022 and 2021, respectively, the historical results of Cerner for the three months ended June 30, 2022 and 2021, respectively, (adjusted due to differences in reporting periods and considering the date we acquired Cerner) and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended August 31,
(in millions, except per share data)	2022	2021
Total revenues	$11,556	$11,178
Net income	$1,501	$1,852
Basic earnings per share	$0.56	$0.67
Diluted earnings per share	$0.55	$0.65

3.	FAIR VALUE MEASUREMENTS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2022			May 31, 2022
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,545	$—	$2,545	$12,842	$—	$12,842
Time deposits and other	197	438	635	240	280	520
Commercial paper debt securities	—	167	167	—	—	—
Derivative financial instruments	—	17	17	—	—	—
Total assets	$2,742	$622	$3,364	$13,082	$280	$13,362
Liabilities:
Derivative financial instruments	$—	$166	$166	$—	$97	$97

Our marketable securities investments consist of money market funds, time deposits and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of August 31, 2022 and May 31, 2022, substantially all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $91.6 billion and $75.9 billion of senior notes and other borrowings and the related fair value hedges that we had outstanding as of August 31, 2022 and May 31, 2022, respectively, the estimated fair values of the senior notes and other borrowings and the related fair value hedges using Level 2 inputs at August 31, 2022 and May 31, 2022 were $80.2 billion and $67.0 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2023 and the net book value of intangible assets as of August 31, 2022 and May 31, 2022 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2022	Additions & Adjustments, net(1)	August 31, 2022	May 31, 2022	Expense	August 31, 2022	May 31, 2022	August 31, 2022
Developed technology	$3,966	$2,377	$6,343	$(3,660)	$(233)	$(3,893)	$306	$2,450	4
Cloud services and license support agreements and related relationships	5,260	4,319	9,579	(4,194)	(385)	(4,579)	1,066	5,000	7
Cloud license and on-premise license agreements and related relationships	356	2,437	2,793	(343)	(108)	(451)	13	2,342	7
Other	865	2,845	3,710	(810)	(193)	(1,003)	55	2,707	4
Total intangible assets, net	$10,447	$11,978	$22,425	$(9,007)	$(919)	$(9,926)	$1,440	$12,499

(1)	Amounts also included any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2023.

As of August 31, 2022, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2023	$2,753
Fiscal 2024	3,086
Fiscal 2025	2,105
Fiscal 2026	1,615
Fiscal 2027	664
Fiscal 2028	635
Thereafter	1,641
Total intangible assets, net	$12,499

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2022 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2022	$39,938	$2,367	$1,506	$43,811
Goodwill from acquisitions	16,460	346	1,065	17,871
Goodwill adjustments, net(1)	(42)	—	(11)	(53)
Balances as of August 31, 2022	$56,356	$2,713	$2,560	$61,629

(1)	Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations.

5.	NOTES PAYABLE AND OTHER BORROWINGS

The Delayed Draw Term Loan Credit Agreement

On June 8, 2022, we borrowed $15.7 billion under a delayed draw term loan credit agreement (Bridge Credit Agreement) that we entered into in March 2022 to partly finance our acquisition of Cerner. The Bridge Credit Agreement provides that, subject to certain exceptions, net cash proceeds received by us from certain debt and equity issuances shall result in mandatory prepayments under the Bridge Credit Agreement. All amounts borrowed under the Bridge Credit Agreement will become due on March 7, 2023, unless settled earlier pursuant to the terms of the Bridge Credit Agreement. Interest is based on either (a) a Term Secured Overnight Financing Rate (SOFR)-based formula plus a margin of 100.0 basis points to 137.5 basis points, depending on the credit rating assigned to

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis points to 37.5 basis points, depending on the same such credit rating, each as set forth in the Bridge Credit Agreement. The effective interest rate for the first quarter of fiscal 2023 was 2.76%.

Five-Year Term Loan Credit Agreement

On August 16, 2022, we entered into a $4.4 billion term loan credit agreement (Term Loan Credit Agreement) which provides for a total term loan commitment of $4.4 billion, comprised of a $3.6 billion term loan (Term Loan 1 Facility) and a $790 million term loan (Term Loan 2 Facility and, together with the Term Loan 1 Facility, the Term Loan Facilities). The proceeds of the Term Loan Facilities may only be used to refinance indebtedness incurred under the Bridge Credit Agreement and to pay related fees and expenses. We may request additional commitments under the Term Loan Credit Agreement up to a maximum of $6.0 billion (each, an Incremental Borrowing). The use of proceeds of any Incremental Borrowing will be specified at the time of such borrowing and may include working capital purposes and other general corporate purposes.

On August 16, 2022, we borrowed $4.4 billion under the Term Loan Facilities and used the net proceeds of such borrowing to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement. The effective interest rate for the first quarter of fiscal 2023 was 4.00%.

The Term Loan Credit Agreement provides for repayment of borrowings under the Term Loan Facilities as follows:

•	an amount equal to the amount borrowed reduced by any prepayments multiplied by 1.25% on September 30, 2024 and quarterly thereafter until June 30, 2026;
•	an amount equal to the amount borrowed reduced by any prepayments multiplied by 2.50% on September 30, 2026 and quarterly thereafter until June 30, 2027; and
•

any remaining unpaid principal balance under the Term Loan 1 Facility will become fully due and payable on August 16, 2027 and any remaining unpaid principal balance under the Term Loan 2 Facility will become fully due and payable on August 16, 2025 (subject to any extension of the Term Loan 2 Facility termination date, as set out below), unless the outstanding loans are prepaid earlier at the request of Oracle or accelerated by the lenders if an event of default occurs.

The termination date of the Term Loan 2 Facility may be extended at our sole option by up to 2 years. The termination date of each Term Loan Facility may also be further extended at each lender’s option by up to 2 years.

Interest is based on either (a) a Term SOFR-based formula plus a margin of 147.5 basis points to 197.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 47.5 basis points to 97.5 basis points, depending on the same such credit rating, each as set forth in the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the ratio of “Consolidated EBITDA” to “Consolidated Net Interest Expense” (each term as defined in the Term Loan Credit Agreement) of Oracle and its subsidiaries shall not be less than 3.0 to 1.0 at the end of any fiscal quarter during the period that the Term Loan Credit Agreement is effective. If an event of default occurs under the Term Loan Credit Agreement and is not cured within the applicable grace period or waived, any unpaid amounts under the Term Loan Credit Agreement may be declared immediately due and payable. We were in compliance with such covenants as of August 31, 2022.

The summary above does not purport to be complete and is qualified in its entirety by reference to the full text of the Term Loan Credit Agreement, which is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Cash Flow Hedge —Interest Rate Swap Agreements

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

In August 2022, we entered into certain interest rate swap agreements to manage the related interest rate risk of the Term Loan Credit Agreement by effectively converting the floating-rate to fixed-rate. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows associated with floating-rate interest payments of the Term Loan Credit Agreement by a fixed annual interest rate of 3.07%, plus a margin depending on the credit rating assigned to our long-term senior unsecured debt as mentioned above. We have designated these interest rate swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815, Derivatives and Hedging.

The fair values of these interest rate swap agreements are recognized either as non-current assets or non-current liabilities in our consolidated balance sheets. Changes in the fair values of these interest rate swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income or expense, net in the same period that corresponding interest expense is recognized.

We do not use any interest rate swap agreements for trading purposes.

Cerner Senior Notes and Other Borrowings

In connection with our acquisition of Cerner, we assumed:

•

$1.0 billion par value of legacy Cerner senior notes. The acquisition triggered a mandatory offer to prepay such senior notes in accordance with the terms of the underlying note purchase agreements. Holders of $931 million par value of senior notes exercised the option for prepayment, and accordingly, such notes together with accrued interest were redeemed on June 8, 2022; and

•	$600 million of principal amount of revolving credit loans. The entire loan along with accrued interest was settled and the credit facility was terminated on June 8, 2022.

Commercial Paper Program and Commercial Paper Notes

During the first quarter of fiscal 2023, our commercial paper program was increased to $6.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. As of August 31, 2022 and May 31, 2022, we did not have any outstanding commercial paper notes.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

6.	RESTRUCTURING ACTIVITIES

Fiscal 2022 Oracle Restructuring Plan

During fiscal 2022, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2022 Restructuring Plan). In the first quarter of fiscal 2023, our management supplemented the 2022 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2022 Restructuring Plan are up to $888 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $146 million and $55 million of restructuring expenses in connection with the 2022 Restructuring Plan in the first three months of fiscal 2023 and 2022, respectively. We expect to incur the majority of the estimated remaining $519 million through the end of fiscal 2023. Any changes to the estimates or timing of executing the 2022 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

		Three Months Ended August 31, 2022				Accrued August 31, 2022(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)	Accrued May 31, 2022(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2022 Restructuring Plan(1)
Cloud and license	$34	$73	$(1)	$(52)	$(3)	$51	$160	$544
Hardware	7	4	—	(4)	(1)	6	15	32
Services	9	8	—	(6)	(1)	10	24	29
Other	10	59	3	(34)	(2)	36	170	283
Total 2022 Restructuring Plan	$60	$144	$2	$(96)	$(7)	$103	$369	$888
Total other restructuring plans(6)	$71	$—	$(2)	$(8)	$(3)	$58
Total restructuring plans	$131	$144	$—	$(104)	$(10)	$161

(1)

Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.

(2)	As of August 31, 2022 and May 31, 2022, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other non-cash adjustments.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2022	May 31, 2022
Cloud services and license support	$9,382	$7,406
Hardware	589	555
Services	453	360
Cloud license and on-premise license	49	36
Deferred revenues, current	10,473	8,357
Deferred revenues, non-current (in other non-current liabilities)	788	753
Total deferred revenues	$11,261	$9,110

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

8.	STOCKHOLDERS’ DEFICIT

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2022, approximately $8.9 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 7.5 million shares for $559 million during the three months ended August 31, 2022 (including 0.3 million shares for $26 million that were repurchased but not settled) and 94.0 million shares for $8.0 billion during the three months ended August 31, 2021 under the stock repurchase program.

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

Dividends on Common Stock

In September 2022, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock. The dividend is payable on October 25, 2022 to stockholders of record as of the close of business on October 12, 2022. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2023 Stock‑Based Awards Activity and Compensation Expense

During the first quarter of fiscal 2023, we issued 6 million restricted stock-based units (RSUs) and assumed 5 million RSUs in connection with our acquisition of Cerner, all of which are subject to service-based vesting

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

restrictions. These fiscal 2023 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 3 million shares during the first quarter of fiscal 2023.

The RSUs that were granted during the three months ended August 31, 2022 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 12 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2022	2021
Cloud services and license support	$91	$40
Hardware	4	3
Services	25	14
Sales and marketing	124	95
Research and development	422	344
General and administrative	84	49
Total stock-based compensation	$750	$545

9.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 6.5% and 8.4% for the three months ended August 31, 2022 and 2021, respectively.

Our net deferred tax assets were $4.4 billion and $6.8 billion as of August 31, 2022 and May 31, 2022, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2021. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2011 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2007, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining or have examined returns of Oracle and various acquired entities for years through fiscal 2022. Many of the relevant tax years are at an advanced stage in examination or subsequent controversy resolution processes. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended August 31,
(in millions)	2022	2021
Cloud and license:
Revenues	$9,321	$8,184
Cloud services and license support expenses	1,620	1,153
Sales and marketing expenses	1,930	1,626
Margin(1)	$5,771	$5,405
Hardware:
Revenues	$763	$763
Hardware products and support expenses	243	238
Sales and marketing expenses	79	89
Margin(1)	$441	$436
Services:
Revenues	$1,361	$781
Services expenses	1,007	609
Margin(1)	$354	$172
Totals:
Revenues	$11,445	$9,728
Expenses	4,879	3,715
Margin(1)	$6,566	$6,013

(1)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating expenses, net. Refer to the table below for a reconciliation of our total margin for operating segments to our income before income taxes as reported per our condensed consolidated statements of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

The following table reconciles total operating segment margin to income before income taxes:

	Three Months Ended August 31,
(in millions)	2022	2021
Total margin for operating segments	$6,566	$6,013
Research and development	(2,093)	(1,684)
General and administrative	(411)	(298)
Amortization of intangible assets	(919)	(303)
Acquisition related and other	(41)	(21)
Restructuring	(144)	(38)
Stock-based compensation for operating segments	(244)	(152)
Expense allocations and other, net	(91)	(90)
Interest expense	(787)	(705)
Non-operating expenses, net	(180)	(41)
Income before income taxes	$1,656	$2,681

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended August 31,
(in millions)	2022	2021
Americas	$7,192	$5,321
EMEA(1)	2,691	2,784
Asia Pacific	1,562	1,623
Total revenues	$11,445	$9,728

(1)	Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Three Months Ended August 31,
(in millions)	2022	2021
Cloud services	$3,579	$2,461
License support	4,838	4,910
Total cloud services and license support revenues	$8,417	$7,371

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Three Months Ended August 31,
(in millions)	2022	2021
Applications cloud services and license support	$4,016	$3,041
Infrastructure cloud services and license support	4,401	4,330
Total cloud services and license support revenues	$8,417	$7,371

11.	EARNINGS PER SHARE

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

	Three Months Ended August 31,
(in millions, except per share data)	2022	2021
Net income	$1,548	$2,457
Weighted average common shares outstanding	2,685	2,769
Dilutive effect of employee stock plans	62	92
Dilutive weighted average common shares outstanding	2,747	2,861
Basic earnings per share	$0.58	$0.89
Diluted earnings per share	$0.56	$0.86
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	71	30

(1)

These weighted shares relate to anti-dilutive restricted service based stock-based awards as calculated using the treasury stock method and contingently issuable shares pursuant to PSO arrangements. Such shares could be dilutive in the future.

12.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

On May 4, 2018, our Board of Directors established a Special Litigation Committee (SLC) to investigate the allegations in this derivative action. Three non-employee directors served on the SLC. On August 15, 2019, the SLC filed a letter with the court, stating that the SLC believed that plaintiff should be allowed to proceed with the derivative litigation on behalf of Oracle. After the SLC advised the Board that it had fulfilled its duties and obligations, the Board withdrew the SLC’s authority, except that the SLC maintained certain authority to respond to discovery requests in the litigation.

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

On December 23, 2021, the Board member defendant brought a motion for summary judgment, and on May 20, 2022, the court granted this motion in part and denied this motion in part. This Board member remains a defendant in this case. Trial commenced on July 18, 2022, and has concluded. The parties are engaging in post-trial briefing, and a final hearing on that briefing is scheduled for November 18, 2022.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then-two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our then-two Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020. On April 23, 2020, defendants filed a motion to dismiss, and the court held a hearing on this motion on September 24, 2020. On March 22, 2021, the court granted in part and denied in part this motion. The court dismissed the action as to one Oracle executive and the former Oracle executive. The court permitted plaintiff to proceed with only a narrow omissions theory against the remaining defendants. On April 21, 2021, defendants filed an answer to the complaint. On October 8, 2021, plaintiffs filed a motion for class certification, which the court granted on May 9, 2022. On May 23, 2022, defendants filed a petition in the Ninth Circuit Court of Appeals for permission to appeal the court’s order granting class certification, and plaintiffs filed an opposition on June 2, 2022. On June 3, 2022, the District Court “So Ordered” a stipulation by the parties, which vacated all dates in this case because the parties had reached an agreement to settle this action, subject to the court’s approval. On June 8, 2022, the Ninth Circuit Court of Appeals granted defendants’ unopposed motion to stay the petition for permission to appeal in light of the proposed settlement. On September 15, 2022, the District Court is scheduled to hear plaintiffs’ motion for

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2022

(Unaudited)

preliminary approval of the proposed settlement, which proposes that the Company pay $17,500,000 to settle this matter. This sum includes all fees and costs.

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

Plaintiff filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer, and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the class action discussed above caused harm to Oracle, and that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws. Plaintiffs seek a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, damages, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. On June 14, 2021, the court “so ordered” a stipulation from the parties, staying this case pending resolution of the 10b-5 action.  The parties are scheduled to participate in a mediation on October 14, 2022. On September 9, 2022, the District Court “So Ordered” a stipulation extending the stay in this case until October 28, 2022.

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 31% and 25% of our total revenues in the first three months of fiscal 2023 and 2022, respectively.

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

Hardware Business

Our hardware business, which represented 7% of our total revenues on a trailing 4-quarter basis, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

Services Business

Our services business, which represented 9% of our total revenues on a trailing 4-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy. We have acquired certain companies and technologies during the first quarter of fiscal 2023 and full year fiscal 2022, including Cerner. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information related to our acquisition of Cerner and our other recent acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC), and we consider various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include:

•	Revenue Recognition;
•	Business Combinations;
•	Goodwill and Intangible Assets—Impairment Assessments;
•	Accounting for Income Taxes; and
•	Legal and Other Contingencies.

During the first quarter of fiscal 2023, we completed an assessment of the useful lives of our servers and increased the estimated useful lives from four years to five years, effective at the beginning of fiscal 2023. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information. There were no other significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2022 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2023 compared to the same period of fiscal 2022 was impacted by our recent acquisitions, including Cerner. In our discussion of changes in our results of operations from the first quarter of fiscal 2023 compared to the same period of fiscal 2022, we may qualitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating expenses, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our condensed consolidated statements of operations for all periods presented.

We experienced COVID-19 related impacts to our businesses during each of the first quarter of fiscal 2023 and 2022. Certain of these historical impacts to our operating results are further discussed below. Any future impacts are currently unknown.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2022, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2022 and 2021, our financial statements would reflect reported revenues of $1.0 million in the first quarter of fiscal 2023 (using 1.0 as the month-end average exchange rate for the period) and $1.17 million in the first quarter of fiscal 2022 (using 1.17 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first quarter of fiscal 2023 and 2022 using the May 31, 2022 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Total Revenues by Geography:
Americas	$7,192	35%	36%	$5,321
EMEA(1)	2,691	-3%	8%	2,784
Asia Pacific	1,562	-4%	7%	1,623
Total revenues	11,445	18%	23%	9,728
Total Operating Expenses	8,822	40%	45%	6,301
Total Operating Margin	$2,623	-23%	-17%	$3,427
Total Operating Margin %	23%			35%
% Revenues by Geography:
Americas	63%			55%
EMEA	23%			28%
Asia Pacific	14%			17%
Total Revenues by Business:
Cloud and license	$9,321	14%	19%	$8,184
Hardware	763	0%	5%	763
Services	1,361	74%	84%	781
Total revenues	$11,445	18%	23%	$9,728
% Revenues by Business:
Cloud and license	81%			84%
Hardware	7%			8%
Services	12%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased across all of our three businesses in the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, primarily due to revenue contributions from our acquisition of Cerner. Excluding the impact of our acquisition of Cerner, the constant currency increase during the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022 in our cloud and license business’ revenues was attributable to growth in our cloud services and license support revenues and cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and also renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services, and in our services business’ revenues was attributable to an increase in revenues for each of our primary services offerings. In reported currency, Cerner contributed $1.4 billion to our total revenues during the first quarter of fiscal 2023. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 86%, 9% and 5%, respectively, to our total revenue growth during the first quarter of fiscal 2023.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased during the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, due to additional operating expenses as a result of our acquisition of Cerner, including higher intangible assets amortization; higher cloud services and license support expenses, which were primarily due to higher employee related expenses due to higher headcount, and infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher sales and marketing, higher services expenses, and higher research and development expenses, each of which increased primarily due to higher employee related expenses due to higher headcount; and higher restructuring expenses. In addition, during the first quarter of fiscal 2022, we recorded a $125 million gain on an operating asset sale, which was allocated as a benefit to most of our operating expense lines as presented per our condensed consolidated statement of operations which reduced our total operating expenses during the same period. During each of the first quarter of fiscal 2023 and 2022, we curtailed certain variable expenditures including employee travel expenses, among others, primarily in response to COVID-19. We expect certain of these expenses may normalize in future periods provided global economic and health conditions improve.

In constant currency, our total operating margin and total operating margin as a percentage of revenues decreased in the first quarter of fiscal 2023, relative to the corresponding prior year period, due to total expenses growth.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended August 31,
(in millions)	2022	2021
Amortization of intangible assets(1)	$919	$303
Acquisition related and other(2)	41	21
Restructuring(3)	144	38
Stock-based compensation, operating segments(4)	244	152
Stock-based compensation, R&D and G&A(4)	506	393
Income tax effects(5)	(574)	(420)
	$1,280	$487

(1)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of August 31, 2022, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2023	$2,753
Fiscal 2024	3,086
Fiscal 2025	2,105
Fiscal 2026	1,615
Fiscal 2027	664
Fiscal 2028	635
Thereafter	1,641
Total intangible assets, net	$12,499

(2)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(3)

Restructuring expenses during each of the first quarter of fiscal 2023 and 2022 primarily related to employee severance in connection with our Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

(4)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2022	2021
Cloud services and license support	$91	$40
Hardware	4	3
Services	25	14
Sales and marketing	124	95
Stock-based compensation, operating segments	244	152
Research and development	422	344
General and administrative	84	49
Total stock-based compensation	$750	$545

(5)

For each of the first quarter of fiscal 2023 and 2022, respectively, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure, resulted in effective tax rates of 19.4% and 18.0%, respectively, instead of 6.5% and 8.4%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Cloud and License Revenues:
Americas	$5,887	28%	29%	$4,582
EMEA	2,184	-5%	6%	2,297
Asia Pacific	1,250	-4%	7%	1,305
Total revenues	9,321	14%	19%	8,184
Expenses:
Cloud services and license support(1)	1,620	40%	45%	1,153
Sales and marketing(1)	1,930	19%	24%	1,626
Total expenses(1)	3,550	28%	33%	2,779
Total Margin	$5,771	7%	12%	$5,405
Total Margin %	62%			66%
% Revenues by Geography:
Americas	63%			56%
EMEA	24%			28%
Asia Pacific	13%			16%
Revenues by Offerings:
Cloud services	$3,579	45%	50%	$2,461
License support	4,838	-1%	4%	4,910
Cloud license and on-premise license	904	11%	19%	813
Total revenues	$9,321	14%	19%	$8,184
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$4,016	32%	37%	$3,041
Infrastructure cloud services and license support	4,401	2%	7%	4,330
Total cloud services and license support revenues	$8,417	14%	20%	$7,371

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, due to growth in our cloud services and license support revenues and growth in our cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support for which we delivered such cloud and support services during the periods presented; and revenue contributions from our Cerner acquisition. In reported currency, Cerner contributed $870 million to our cloud and license business’ revenues during the first quarter of fiscal 2023. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 86%, 9% and 5%, respectively, of the constant currency revenue growth for this business during the first quarter of fiscal 2023.

In constant currency, our total cloud and license business’ expenses increased in the first quarter of fiscal 2023, relative to the corresponding prior year period, primarily due to higher employee related expenses due to higher headcount; higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues; and additional operating expenses due to our Cerner acquisition. Our cloud services and license support expenses have grown in recent periods and we expect this growth to continue during fiscal 2023 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased during the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, due to increases in total revenues for this business. Total margin as a percentage of revenues for this business decreased during the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, due to expenses growth.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Hardware Revenues:
Americas	$407	10%	10%	$372
EMEA	210	-10%	0%	232
Asia Pacific	146	-8%	1%	159
Total revenues	763	0%	5%	763
Expenses:
Hardware products and support(1)	243	2%	6%	238
Sales and marketing(1)	79	-11%	-7%	89
Total expenses(1)	322	-2%	3%	327
Total Margin	$441	1%	7%	$436
Total Margin %	58%			57%
% Revenues by Geography:
Americas	53%			49%
EMEA	28%			30%
Asia Pacific	19%			21%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP‑based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our constant currency hardware revenues increased in the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, primarily due to revenue contributions from our Cerner acquisition. In reported currency, Cerner contributed $41 million to our hardware business’ revenues during the first quarter of fiscal 2023. Our hardware business’ revenues were adversely impacted during each of the first quarter of fiscal 2023 and 2022 due to the impacts of the COVID-19 pandemic, including global supply chain shortages for technology components that resulted in certain manufacturing delays, and any such prospective impacts are unknown. Geographically, we experienced constant currency revenue growth in the Americas and the Asia Pacific regions, partially offset by constant currency revenue decreases in the EMEA region during the first quarter of fiscal 2023.

Excluding the effects of currency rate fluctuations, total hardware expenses increased in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 primarily due to higher hardware product cost attributed to Cerner’s hardware business.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues increased in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 due to higher total revenues for this business.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Services Revenues:
Americas	$898	145%	145%	$367
EMEA	297	16%	30%	255
Asia Pacific	166	5%	16%	159
Total revenues	1,361	74%	84%	781
Total Expenses(1)	1,007	65%	74%	609
Total Margin	$354	107%	117%	$172
Total Margin %	26%			22%
% Revenues by Geography:
Americas	66%			47%
EMEA	22%			33%
Asia Pacific	12%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, due to revenue contributions from our Cerner acquisition, and revenue increases in each of our primary services offerings. In reported currency, Cerner contributed $529 million to our services business’ revenues during the first quarter of fiscal 2023. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 85%, 11% and 4%, respectively, to the revenue growth for this business in the first quarter of fiscal 2023.

In constant currency, total services expenses increased in the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022, primarily due to additional operating expenses due to our acquisition of Cerner, including higher employee related expenses due to higher headcount.

In constant currency, our services business’ total margin and total margin as a percentage of revenues increased during the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, due to higher total revenues for this business during the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Research and development(1)	$1,671	25%	28%	$1,340
Stock-based compensation	422	23%	23%	344
Total expenses	$2,093	24%	27%	$1,684
% of Total Revenues	19%			18%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased in the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022, primarily due to higher employee related expenses including stock-based compensation due to increased headcount and additional operating expenses due to our acquisition of Cerner. Furthermore, an allocation of the gain from an operating asset sale in the first quarter of fiscal 2022 decreased our expenses during that period, with no comparable transaction in the first quarter of fiscal 2023.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
General and administrative(1)	$327	31%	36%	$249
Stock-based compensation	84	71%	71%	49
Total expenses	$411	38%	42%	$298
% of Total Revenues	4%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses increased during the first quarter of fiscal 2023, in comparison to the first quarter of fiscal 2022, primarily due to additional operating expenses due to our acquisition of Cerner, higher professional services expenses, and an allocation of the gain from an operating asset sale during the first quarter of fiscal 2022 that decreased our expenses during that period, with no comparable transaction in the first quarter of fiscal 2023.

Amortization of Intangible Assets:   Substantially all of our intangible assets were acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our intangible assets and related amortization.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Developed technology	$233	83%	83%	$127
Cloud services and license support agreements and related relationships	385	149%	148%	155
Cloud license and on-premise license agreements and related relationships	108	*	*	5
Other	193	*	*	16
Total amortization of intangible assets	$919	203%	204%	$303

*	Not meaningful

Amortization of intangible assets increased in the first quarter of fiscal 2023 due to additional amortization from intangible assets that we acquired in recent periods, primarily from our acquisition of Cerner, partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses:   Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Transitional and other employee related costs	$17	*	*	$2
Business combination adjustments, net	5	180%	186%	3
Other, net	19	17%	20%	16
Total acquisition related and other expenses	$41	106%	110%	$21

*	Not meaningful

On a constant currency basis, acquisition related and other expenses increased during the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, primarily due to higher transitional employee related cost related to our acquisition of Cerner.

Restructuring Expenses: Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies and/or other strategic initiatives. Restructuring expenses consist of employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Restructuring expenses	$144	276%	310%	$38

Restructuring expenses in each of the first quarter of fiscal 2023 and 2022 primarily related to our 2022 Restructuring Plan. Our management approved, committed to and initiated the 2022 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Interest expense	$787	12%	12%	$705

Interest expense increased during the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, primarily due to higher average borrowings during the first quarter of fiscal 2023 resulting from borrowings, net of partial repayment pursuant to a delayed draw term loan credit agreement (Bridge Credit Agreement), and a $4.4 billion term loan credit agreement (Term Loan Credit Agreement) during the first quarter of fiscal 2023. The increase in interest expense was partially offset by lower interest expense that resulted from $8.3 billion of scheduled repayments made during fiscal 2022. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Non-Operating Expenses, net:   Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to equity investments including losses attributable to equity method investments and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan, and non-service net periodic pension income and losses.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Interest income	$38	95%	102%	$20
Foreign currency losses, net	(71)	105%	108%	(35)
Noncontrolling interests in income	(38)	-19%	-19%	(47)
Losses from equity investments, net	(86)	298%	291%	(22)
Other (losses) gains, net	(23)	*	*	43
Total non-operating expenses, net	$(180)	340%	346%	$(41)

*	Not meaningful

Our non-operating expenses, net increased in the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, primarily due to higher foreign currency losses, net; higher net losses associated with equity investments; and higher other expense, net, which was primarily attributable to higher unrealized investment losses associated with certain marketable equity securities that we held for employee benefit plans, and for which an equal and offsetting amount was recorded to our operating expenses during the same period. The increase in non-operating expenses, net was partially offset by higher interest income and lower noncontrolling interests in income.

Provision for Income Taxes:   Our effective income tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Refer to Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a discussion regarding the differences between the effective income tax rates as presented for the periods below and the U.S. federal statutory income tax rates that were in effect during these periods. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2022	Actual	Constant	2021
Provision for income taxes	$108	-52%	-46%	$224
Effective tax rate	6.5%			8.4%

Provision for income taxes decreased in the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022, primarily due to lower income before provision for income taxes due to the amortization of Cerner intangible assets in the first quarter of fiscal 2023, partially offset by a decrease in tax benefits related to stock-based compensation and unrecognized tax benefits due to settlements with tax authorities and other events.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2022	Change	May 31, 2022
Working capital	$(13,815)	*	$12,122
Cash, cash equivalents and marketable securities	$11,220	-49%	$21,902

*	Not meaningful

Working capital:   The decrease in working capital as of August 31, 2022 in comparison to May 31, 2022 was primarily due to $27.8 billion net cash used for our acquisition of Cerner, $1.5 billion of repayment of senior notes assumed from our acquisition of Cerner, $1.0 billion of long-term senior notes that were reclassified to current liabilities, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures during the first quarter of fiscal 2023. These unfavorable impacts were partially offset by cash proceeds from borrowings pursuant to the Term Loan Credit Agreement (refer to Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), the favorable impacts to our net current assets resulting from net income and cash proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at August 31, 2022 in comparison to May 31, 2022 was primarily due to the net cash outflows of $27.8 billion for our acquisition of Cerner, $1.5 billion of repayment of senior notes assumed from our acquisition of Cerner, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first quarter of fiscal 2023 were partially offset by certain cash inflows, primarily due to cash inflows generated by borrowings, net of partial repayments pursuant to the Bridge Credit Agreement and the Term Loan Credit Agreement, cash inflows from our operations and from stock option exercises during the first quarter of fiscal 2023.

	Three Months Ended August 31,
(Dollars in millions)	2022	Change	2021
Net cash provided by operating activities	$6,394	19%	$5,391
Net cash used for investing activities	$(29,436)	*	$(781)
Net cash provided by (used for) financing activities	$12,310	*	$(11,468)

*	Not meaningful

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

Net cash provided by operating activities increased during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 primarily due to certain cash favorable working capital changes, net in the first quarter of fiscal 2023, relative to the first quarter of fiscal 2022.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 primarily due to the cash used for our acquisition of Cerner in the first quarter of fiscal 2023, an increase in cash used for capital expenditures and decrease in cash proceeds from sales and maturities of marketable securities and other investments, partially offset by a decrease in cash used for the purchases of marketable securities and other investments, in each case during the first quarter of fiscal 2023 relative to the first quarter of fiscal 2022.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities increased during the first quarter of fiscal 2023 compared to the net cash used for financing activities in the first quarter of fiscal 2022 primarily due to the cash proceeds from borrowings, net of partial repayments pursuant to the Bridge Credit Agreement and the Term Loan Credit Agreement; lower stock repurchases; and higher net cash from our employee stock program, partially offset by $1.5 billion of repayment of senior notes assumed through our acquisition of Cerner, in each case during the first quarter of fiscal 2023 in comparison to the first quarter of fiscal 2022.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2022	Change	2021
Net cash provided by operating activities	$10,542	-31%	$15,325
Capital expenditures	(5,168)	87%	(2,761)
Free cash flow	$5,374	-57%	$12,564
Net income	$5,808		$13,952
Free cash flow as percent of net income	93%		90%

Recent Financing Activities:

Credit Agreements and Related Borrowings:  On June 8, 2022, we borrowed $15.7 billion under the Bridge Credit Agreement to partly finance our acquisition of Cerner. The amount is due and payable in full on March 7, 2023 unless settled earlier pursuant to the terms of the Bridge Credit Agreement.

On August 16, 2022, we entered into the Term Loan Credit Agreement and borrowed $3.6 billion under the Term Loan 1 Facility and $790 million under the Term Loan 2 Facility. We used the net proceeds of such borrowings to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement. We will begin making quarterly repayments of amounts borrowed under both Term Loan Facilities in September 2024. Any remaining unpaid principal balance under the Term 1 Loan Facility will be fully due and payable on August 16, 2027 and any remaining unpaid principal balance under the Term 2 Loan Facility will be fully due and payable on August 16, 2025, unless the termination date of one or both of the Term Loan Facilities is extended.

Cerner Senior Notes and Other Borrowings:  We assumed $1.6 billion of senior notes and other borrowings through our Cerner acquisition, of which $1.5 billion were paid on June 8, 2022.

Commercial Paper Program:  During the first quarter of fiscal 2023, our commercial paper program was increased to $6.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. As of August 31, 2022 and May 31, 2022, we did not have any outstanding commercial paper notes.

Additional details regarding these activities are included in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Contractual Obligations:   During the first quarter of fiscal 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2022, other than the closure of our acquisition of Cerner on June 8, 2022 for which we borrowed $15.7 billion on the same day pursuant to the Bridge Credit Agreement, and borrowing $4.4 billion pursuant to the Term Loan Credit Agreement, the proceeds of which were used for partial repayment of borrowings under the Bridge Credit Agreement. Additional details are included in the discussion above and in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations, and our $6.0 billion, five-year revolving credit agreement will be sufficient to meet our working capital, capital expenditures and contractual obligations requirements. In addition, we believe that we could fund our future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2019 has been a weighted-average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options at August 31, 2022, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2022, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 6.8%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2023. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2022 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Based on our management’s evaluation (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this Quarterly Report, our Principal Executive and Financial Officer has concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management (including our Principal Executive and Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting: As a result of our acquisition of Cerner on June 8, 2022, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Cerner. Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for our fiscal year ended May 31, 2022. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2022, approximately $8.9 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2022—June 30, 2022	1.5	$69.62	1.5	$9,346.9
July 1, 2022—July 31, 2022	2.2	$73.40	2.2	$9,183.4
August 1, 2022—August 31, 2022	3.8	$77.07	3.8	$8,889.2
Total	7.5	$74.53	7.5

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

2.01§	Agreement and Plan of Merger, dated December 20, 2021, among Oracle Corporation, Cerner Corporation, OC Acquisition LLC and Cedar Acquisition Corporation	8-K	001-35992	2.1	12/21/21	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

99.1‡	$4,360,000,000 5-Year Term Loan Credit Agreement dated as of August 16, 2022 among Oracle Corporation and the lenders and agents named therein

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of August 31, 2022 and May 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended August 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, formatted in Inline XBRL

‡	Filed herewith.
†	Furnished herewith.
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

ORACLE CORPORATION

Date: September 13, 2022	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 13, 2022	By:	/s/ William Corey West
William Corey West
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)