Form 10-Q
period 2022-11-30
ORACLE CORP
filed 2022-12-13
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

The number of shares of registrant’s common stock outstanding as of December 7, 2022 was: 2,696,253,000.

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

•	our expectation that certain litigation related charges and other expenses will not recur;
•	the possibility that certain legal proceedings to which we are a party could have a material impact on our financial position or results of operations;
•	the timing and amount of expenses we expect to incur;
•	the cost savings we expect to realize pursuant to our Fiscal 2022 Oracle Restructuring Plan;

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2022 and May 31, 2022

(Unaudited)

(in millions, except per share data)	November 30, 2022	May 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,813	$21,383
Marketable securities	537	519
Trade receivables, net of allowances for credit losses of $403 and $362 as of November 30, 2022 and May 31, 2022, respectively	6,197	5,953
Prepaid expenses and other current assets	4,014	3,778
Total current assets	17,561	31,633
Non-current assets:
Property, plant and equipment, net	14,351	9,716
Intangible assets, net	11,593	1,440
Goodwill, net	61,513	43,811
Deferred tax assets	12,091	12,782
Other non-current assets	11,360	9,915
Total non-current assets	110,908	77,664
Total assets	$128,469	$109,297
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable and other borrowings, current	$9,746	$3,749
Accounts payable	1,647	1,317
Accrued compensation and related benefits	1,780	1,944
Deferred revenues	8,705	8,357
Other current liabilities	5,228	4,144
Total current liabilities	27,106	19,511
Non-current liabilities:
Notes payable and other borrowings, non-current	81,173	72,110
Income taxes payable	11,128	12,210
Deferred tax liabilities	7,165	6,031
Other non-current liabilities	5,673	5,203
Total non-current liabilities	105,139	95,554
Commitments and contingencies
Oracle Corporation stockholders' deficit:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,695 shares and 2,665 shares as of November 30, 2022 and May 31, 2022, respectively	28,148	26,808
Accumulated deficit	(30,617)	(31,336)
Accumulated other comprehensive loss	(1,777)	(1,692)
Total Oracle Corporation stockholders' deficit	(4,246)	(6,220)
Noncontrolling interests	470	452
Total stockholders' deficit	(3,776)	(5,768)
Total liabilities and stockholders' deficit	$128,469	$109,297

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2022 and 2021

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenues:
Cloud services and license support	$8,598	$7,554	$17,015	$14,925
Cloud license and on-premise license	1,435	1,237	2,339	2,049
Hardware	850	767	1,613	1,530
Services	1,392	802	2,753	1,583
Total revenues	12,275	10,360	23,720	20,087
Operating expenses:
Cloud services and license support(1)	1,891	1,259	3,626	2,472
Hardware(1)	286	229	536	474
Services(1)	1,181	671	2,233	1,315
Sales and marketing(1)	2,216	1,954	4,393	3,808
Research and development	2,158	1,754	4,251	3,438
General and administrative	366	319	777	618
Amortization of intangible assets	907	299	1,826	603
Acquisition related and other	62	4,667	103	4,687
Restructuring	137	32	281	70
Total operating expenses	9,204	11,184	18,026	17,485
Operating income (loss)	3,071	(824)	5,694	2,602
Interest expense	(856)	(679)	(1,643)	(1,384)
Non-operating (expenses) income, net	(71)	7	(251)	(34)
Income (loss) before income taxes	2,144	(1,496)	3,800	1,184
(Provision for) benefit from income taxes	(403)	249	(511)	25
Net income (loss)	$1,741	$(1,247)	$3,289	$1,209
Earnings (loss) per share:
Basic	$0.65	$(0.46)	$1.22	$0.44
Diluted	$0.63	$(0.46)	$1.20	$0.43
Weighted average common shares outstanding:
Basic	2,695	2,694	2,690	2,731
Diluted	2,746	2,694	2,747	2,823

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended November 30, 2022 and 2021

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$1,741	$(1,247)	$3,289	$1,209
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	95	(222)	(194)	(445)
Net unrealized gains (losses) on defined benefit plans	—	2	(1)	4
Net unrealized gains on cash flow hedges	93	—	110	—
Total other comprehensive income (loss), net	188	(220)	(85)	(441)
Comprehensive income (loss)	$1,929	$(1,467)	$3,204	$768

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended November 30, 2022 and 2021

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2022	2021	2022	2021
Common stock and additional paid in capital
Balance, beginning of period	$27,224	$25,534	$26,808	$26,533
Common stock issued	146	157	661	305
Stock-based compensation	909	681	1,659	1,226
Repurchases of common stock	(61)	(711)	(134)	(1,583)
Other, net	(70)	(70)	(846)	(890)
Balance, end of period	$28,148	$25,591	$28,148	$25,591
Accumulated deficit
Balance, beginning of period	$(31,134)	$(25,679)	$(31,336)	$(20,120)
Repurchases of common stock	(361)	(6,289)	(847)	(13,417)
Cash dividends declared	(863)	(861)	(1,723)	(1,748)
Net income (loss)	1,741	(1,247)	3,289	1,209
Balance, end of period	$(30,617)	$(34,076)	$(30,617)	$(34,076)
Other stockholders' deficit, net
Balance, beginning of period	$(1,539)	$(985)	$(1,240)	$(461)
Other comprehensive income (loss), net	188	(220)	(85)	(441)
Other, net	44	32	18	(271)
Balance, end of period	$(1,307)	$(1,173)	$(1,307)	$(1,173)
Total stockholders' deficit	$(3,776)	$(9,658)	$(3,776)	$(9,658)
Cash dividends declared per common share	$0.32	$0.32	$0.64	$0.64

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2022 and 2021

(Unaudited)

	Six Months Ended November 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$3,289	$1,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,138	913
Amortization of intangible assets	1,826	603
Deferred income taxes	(852)	(820)
Stock-based compensation	1,659	1,226
Other, net	289	(176)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	516	789
Decrease in prepaid expenses and other assets	121	263
Decrease in accounts payable and other liabilities	(785)	(918)
Decrease in income taxes payable	(327)	(849)
Increase (decrease) in deferred revenues	369	(531)
Net cash provided by operating activities	7,243	1,709
Cash flows from investing activities:
Purchases of marketable securities and other investments	(603)	(9,631)
Proceeds from sales and maturities of marketable securities and other investments	462	21,617
Acquisitions, net of cash acquired	(27,799)	(50)
Capital expenditures	(4,154)	(1,987)
Net cash (used for) provided by investing activities	(32,094)	9,949
Cash flows from financing activities:
Payments for repurchases of common stock	(1,000)	(15,001)
Proceeds from issuances of common stock	661	305
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(895)	(890)
Payments of dividends to stockholders	(1,723)	(1,748)
Proceeds from issuances of commercial paper, net of repayments	1,880	—
Proceeds from issuances of senior notes and other borrowings, net of issuance costs	28,280	—
Repayments of senior notes and other borrowings	(16,692)	(5,750)
Other, net	(56)	(437)
Net cash provided by (used for) financing activities	10,455	(23,521)
Effect of exchange rate changes on cash and cash equivalents	(174)	(297)
Net decrease in cash and cash equivalents	(14,570)	(12,160)
Cash and cash equivalents at beginning of period	21,383	30,098
Cash and cash equivalents at end of period	$6,813	$17,938
Non-cash financing activities:
Fair values of stock awards assumed in connection with acquisitions	$55	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

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

The comparability of our condensed consolidated financial statements during the second quarter and first half of fiscal 2023 compared to the corresponding prior year periods was impacted by $4.7 billion of certain litigation related charges during the fiscal 2022 periods presented. Refer to Note 16 to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2022 for additional information.

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

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the six months ended November 30, 2022.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

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

During the first quarter of fiscal 2023, we completed an assessment of the useful lives of our servers and increased the estimate of the useful lives from four years to five years effective at the beginning of fiscal 2023. Based on the carrying value of our servers as of May 31, 2022, this change in accounting estimate decreased our total operating expenses by $114 million and $245 million for the second quarter and first half of fiscal 2023, respectively.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of November 30, 2022 and May 31, 2022 and our condensed consolidated statements of cash flows for the six months ended November 30, 2022 and 2021 was nominal.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of November 30, 2022 and May 31, 2022. The revenues recognized during the six months ended November 30, 2022 and 2021, respectively, that were included in the opening deferred revenues balances as of May 31, 2022 and 2021, respectively, were approximately $6.2 billion and $6.5 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and six months ended November 30, 2022 and 2021, respectively.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, were $61.2 billion as of November 30, 2022, approximately 48% of which we expect to recognize as revenues over the next twelve months, 35% over the subsequent month 13 to month 36, and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $265 million and $1.2 billion for the three and six months ended November 30, 2022, respectively, and $351 million and $1.0 billion for the three and six months ended November 30, 2021, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $2.0 billion and $1.2 billion as of November 30, 2022 and May 31, 2022, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets and are subject to periodic impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable investments held as of these dates were with a related party entity for which we follow the equity method of accounting. We are also a counterparty to certain options to acquire additional equity interests in that entity at various times through June 2025 and we could obtain control of that entity should such options be exercised.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net. For the fiscal 2022 periods presented, acquisition related and other expenses included certain litigation related charges.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Transitional and other employee related costs	$21	$2	$38	$4
Business combination adjustments, net	3	1	8	4
Other, net	38	4,664	57	4,679
Total acquisition related and other expenses	$62	$4,667	$103	$4,687

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Interest income	$52	$21	$90	$40
Foreign currency losses, net	(55)	(46)	(125)	(81)
Noncontrolling interests in income	(41)	(42)	(79)	(89)
(Losses) gains from equity investments, net	(40)	80	(126)	59
Other gains (losses), net	13	(6)	(11)	37
Total non-operating (expenses) income, net	$(71)	$7	$(251)	$(34)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

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

On June 8, 2022, pursuant to the terms of the tender offer and applicable Delaware law, we acquired all the outstanding Cerner shares and effectuated the merger of Cerner with and into a wholly-owned subsidiary of Oracle and Cerner became an indirect, wholly-owned subsidiary of Oracle. Vested equity awards outstanding immediately prior to the consummation of the merger were cancelled in exchange for the right to receive an amount in cash based on a formula contained in the Merger Agreement. The unvested equity awards to acquire Cerner common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. We have included the financial results of Cerner in our consolidated financial statements from the date of acquisition. For the second quarter and first half of fiscal 2023, Cerner contributed $1.5 billion and $3.0 billion to our total revenues, respectively.

The total preliminary purchase price for Cerner was approximately $28.2 billion, which consisted of approximately $28.2 billion in cash and $55 million for the fair values of restricted stock-based awards and stock options assumed. Pursuant to our business combinations accounting policy, we estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired during the measurement period. The following table summarizes the estimated preliminary fair values of net tangible and intangible assets acquired from Cerner:

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

(in millions)
Cash and marketable securities	$769
Trade receivables, net	843
Property, plant and equipment, net	1,514
Intangible assets	11,972
Goodwill	17,777
Other assets	837
Accounts payable and other liabilities	(979)
Deferred revenues	(297)
Senior notes and other borrowings	(1,600)
Deferred tax liabilities, net	(2,611)
Total	$28,225

All of the $1.6 billion of senior notes and other borrowings assumed through our Cerner acquisition were paid during the first half of fiscal 2023. Refer to Note 5 below for more information. We do not expect the goodwill recognized as a part of our acquisition of Cerner to be deductible for income tax purposes.

Other Fiscal 2023 and 2022 Acquisitions

During the first half of fiscal 2023 and full year fiscal 2022, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

The unaudited pro forma financial information for the three and six months ended November 30, 2022 and 2021 combined the historical results of Oracle for the three and six months ended November 30, 2022 and 2021, respectively, the historical results of Cerner for the three and six months ended September 30, 2022 and 2021, respectively, (adjusted due to differences in reporting periods and considering the date we acquired Cerner) and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2022	2021	2022	2021
Total revenues	$12,275	$11,820	$23,831	$22,998
Net income (loss)	$1,741	$(1,649)	$3,242	$203
Basic earnings (loss) per share	$0.65	$(0.61)	$1.21	$0.07
Diluted earnings (loss) per share	$0.63	$(0.61)	$1.18	$0.07

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2022			May 31, 2022
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$460	$—	$460	$12,842	$—	$12,842
Time deposits and other	170	376	546	240	280	520
Commercial paper debt securities	—	10	10	—	—	—
Derivative financial instruments	—	110	110	—	—	—
Total assets	$630	$496	$1,126	$13,082	$280	$13,362
Liabilities:
Derivative financial instruments	$—	$148	$148	$—	$97	$97

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

Our marketable securities investments consist of money market funds, time deposits and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of November 30, 2022 and May 31, 2022, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $89.0 billion and $75.9 billion of senior notes and other borrowings and the related fair value hedges that we had outstanding as of November 30, 2022 and May 31, 2022, respectively, the estimated fair values of the senior notes and other borrowings and the related fair value hedges using Level 2 inputs at November 30, 2022 and May 31, 2022 were $78.7 billion and $67.0 billion, respectively.

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2023 and the net book value of intangible assets as of November 30, 2022 and May 31, 2022 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2022	Additions & Adjustments, net(1)	November 30, 2022	May 31, 2022	Expense	November 30, 2022	May 31, 2022	November 30, 2022
Developed technology	$3,966	$2,379	$6,345	$(3,660)	$(449)	$(4,109)	$306	$2,236	4
Cloud services and license support agreements and related relationships	5,260	4,318	9,578	(4,194)	(749)	(4,943)	1,066	4,635	7
Cloud license and on-premise license agreements and related relationships	356	2,437	2,793	(343)	(225)	(568)	13	2,225	7
Other	865	2,845	3,710	(810)	(403)	(1,213)	55	2,497	4
Total intangible assets, net	$10,447	$11,979	$22,426	$(9,007)	$(1,826)	$(10,833)	$1,440	$11,593

(1)	Amounts also included any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2023.

As of November 30, 2022, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2023	$1,755
Fiscal 2024	2,995
Fiscal 2025	2,283
Fiscal 2026	1,620
Fiscal 2027	664
Fiscal 2028	635
Thereafter	1,641
Total intangible assets, net	$11,593

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2022 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2022	$39,938	$2,367	$1,506	$43,811
Goodwill from acquisitions	16,460	346	1,065	17,871
Goodwill adjustments, net(1)	(54)	—	(115)	(169)
Balances as of November 30, 2022	$56,344	$2,713	$2,456	$61,513

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

Delayed Draw Term Loan Credit Agreement

On June 8, 2022, we borrowed $15.7 billion under a delayed draw term loan credit agreement (Bridge Credit Agreement) that we entered into in March 2022 to partly finance our acquisition of Cerner. The Bridge Credit Agreement provides that, subject to certain exceptions, net cash proceeds received by us from certain debt and equity issuances shall result in mandatory prepayments under the Bridge Credit Agreement. All amounts borrowed under the Bridge Credit Agreement will become due on March 7, 2023, unless settled earlier pursuant to the terms of the Bridge Credit Agreement. Interest is based on either (a) a Term Secured Overnight Financing Rate (SOFR)-based formula plus a margin of 100.0 basis points to 137.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis points to 37.5 basis points, depending on the same such credit rating, each as set forth in the Bridge Credit Agreement. The effective interest rate for the second quarter and first half of fiscal 2023 was 4.40% and 3.39%, respectively. We repaid $12.6 billion borrowed under the Bridge Credit Agreement during the first half of fiscal 2023.

Five-Year Term Loan Credit Agreement

On August 16, 2022, we entered into a $4.4 billion term loan credit agreement (Term Loan Credit Agreement), which provides for a total term loan commitment of $4.4 billion, comprised of a $3.6 billion term loan (Term Loan 1 Facility) and a $790 million term loan (Term Loan 2 Facility and, together with the Term Loan 1 Facility, the Term Loan Facilities). The proceeds of the Term Loan Facilities may only be used to refinance indebtedness incurred under the Bridge Credit Agreement and to pay related fees and expenses.

On November 2, 2022, the total term loan commitment was increased by $1.3 billion, comprised of $1.1 billion under the Term Loan 1 Facility and $170 million under the Term Loan 2 Facility pursuant to the terms of the Term Loan Credit Agreement.

We may request additional commitments under the Term Loan Credit Agreement up to a maximum of $6.0 billion (each, an Incremental Borrowing). The use of proceeds of any Incremental Borrowing will be specified at the time of such borrowing and may include working capital purposes and other general corporate purposes.

We initially borrowed $4.4 billion on August 16, 2022, and we borrowed an incremental $1.3 billion on November 2, 2022, each under the Term Loan Facilities. We used the net proceeds of the borrowings under the Term Loan Credit Agreement to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement. The effective interest rate for these borrowings during the second quarter and first half of fiscal 2023 was 4.86% and 4.74%, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

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

The Term Loan Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the ratio of “Consolidated EBITDA” to “Consolidated Net Interest Expense” (each term as defined in the Term Loan Credit Agreement) of Oracle and its subsidiaries shall not be less than 3.0 to 1.0 at the end of any fiscal quarter during the period that the Term Loan Credit Agreement is effective. If an event of default occurs under the Term Loan Credit Agreement and is not cured within the applicable grace period or waived, any unpaid amounts under the Term Loan Credit Agreement may be declared immediately due and payable. We were in compliance with such covenants as of November 30, 2022.

The summary above does not purport to be complete and is qualified in its entirety by reference to the full text of the Term Loan Credit Agreement.

Senior Notes

In November 2022, we issued $7.0 billion, par value, of fixed-rate senior notes comprised of the following as of November 30, 2022:

	November 30, 2022
(Dollars in millions)	Amount	Effective Interest Rate
$1,000, 5.80%, due November 2025	$1,000	5.93%
$1,250, 6.15%, due November 2029	1,250	6.21%
$2,250, 6.25%, due November 2032	2,250	6.32%
$2,500, 6.90%, due November 2052	2,500	6.94%
Total fixed rate senior notes	$7,000
Unamortized discount/issuance costs	(33)
Total fixed-rate senior notes, net	$6,967

We used the net proceeds from the issuance of the senior notes to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement. The interest is payable semi-annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle. All existing and future indebtedness and liabilities of the subsidiaries of Oracle are or will be effectively senior to the senior notes. We were in compliance with all senior notes-related covenants at November 30, 2022. The material terms and conditions of the senior notes are set forth in, and the foregoing description of the senior notes is qualified in its entirety by reference to, the Officers’ Certificate filed herewith as Exhibit 4.01 and incorporated by reference herein.

Cash Flow Hedge —Interest Rate Swap Agreements

In August 2022, we entered into certain interest rate swap agreements to manage the related interest rate risk of $4.4 billion borrowings under the Term Loan Credit Agreement by effectively converting the floating-rate to fixed-rate. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows associated with floating-rate interest payments of the Term Loan Credit Agreement by a fixed annual interest rate of 3.07%, plus a margin depending on the credit rating assigned to our long-term senior unsecured debt as mentioned above. We have designated these interest rate swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815, Derivatives and Hedging.

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

Cerner Senior Notes and Other Borrowings

In connection with our acquisition of Cerner, we assumed:

•

$1.0 billion par value of legacy Cerner senior notes. The acquisition triggered a mandatory offer to prepay such senior notes in accordance with the terms of the underlying note purchase agreements. Holders of $931 million par value of senior notes exercised the option for prepayment, and accordingly, such notes together with accrued interest were redeemed on June 8, 2022, and the remaining outstanding senior notes together with accrued interest were redeemed during the second quarter of fiscal 2023; and

•	$600 million of principal amount of revolving credit loans. The entire loan along with accrued interest was settled and the credit facility was terminated on June 8, 2022.

Commercial Paper Program and Commercial Paper Notes

During the first half of fiscal 2023, our commercial paper program was increased to $6.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas.

There were $1.9 billion of outstanding commercial paper notes as of November 30, 2022 (none outstanding as of May 31, 2022) that mature at various dates through March 2023. The effective interest rate, including issuance costs for the second quarter and first half of fiscal 2023, was 4.48%. We use the net proceeds from the issuance of commercial paper for general corporate purposes.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.
6.	RESTRUCTURING ACTIVITIES

Fiscal 2022 Oracle Restructuring Plan

During fiscal 2022, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2022 Restructuring Plan). In the first half of fiscal 2023, our management supplemented the 2022 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2022 Restructuring Plan are up to $927 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $284 million and $92 million of restructuring expenses in connection with the 2022 Restructuring Plan in the first half of fiscal 2023 and 2022, respectively. We expect to incur the majority of the estimated remaining $420 million through the end of fiscal 2023. Any changes to the estimates or timing of executing the 2022 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2022(2)	Six Months Ended November 30, 2022				Accrued November 30, 2022(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2022 Restructuring Plan(1)
Cloud and license	$34	$156	$2	$(109)	$(1)	$82	$246	$529
Hardware	7	10	—	(8)	(1)	8	21	32
Services	9	15	—	(10)	(1)	13	31	36
Other	10	100	1	(74)	(1)	36	209	330
Total 2022 Restructuring Plan	$60	$281	$3	$(201)	$(4)	$139	$507	$927
Total other restructuring plans(6)	$71	$—	$(3)	$(13)	$(2)	$53
Total restructuring plans	$131	$281	$—	$(214)	$(6)	$192

(1)

Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.

(2)	As of November 30, 2022 and May 31, 2022, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other non-cash adjustments.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2022	May 31, 2022
Cloud services and license support	$7,758	$7,406
Hardware	495	555
Services	401	360
Cloud license and on-premise license	51	36
Deferred revenues, current	8,705	8,357
Deferred revenues, non-current (in other non-current liabilities)	773	753
Total deferred revenues	$9,478	$9,110

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

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2022, approximately $8.5 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 13.6 million shares for $981 million during the six months ended November 30, 2022 and 170.9 million shares for $15.0 billion during the six months ended November 30, 2021 under the stock repurchase program.

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

Dividends on Common Stock

In December 2022, our Board of Directors declared a quarterly cash dividend of $0.32 per share of our outstanding common stock. The dividend is payable on January 24, 2023 to stockholders of record as of the close of business on January 10, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2023 Stock‑Based Awards Activity and Compensation Expense

During the first half of fiscal 2023, we issued 73 million restricted stock-based units (RSUs), substantially all of which were part of our annual stock-based award process, and assumed 5 million RSUs in connection with our acquisition of Cerner. All issued and assumed RSUs are subject to service-based vesting restrictions. These fiscal

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

2023 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 7 million shares during the first half of fiscal 2023.

The RSUs that were granted during the six months ended November 30, 2022 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 12 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Cloud services and license support	$113	$50	$204	$90
Hardware	5	4	9	7
Services	35	18	60	32
Sales and marketing	151	120	275	215
Research and development	510	423	932	767
General and administrative	95	66	179	115
Total stock-based compensation	$909	$681	$1,659	$1,226

9.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income and losses earned in various tax jurisdictions that apply a broad range of income tax rates. Our (provision for) benefit from income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 18.8% and 13.4% for the three and six months ended November 30, 2022, respectively, and our effective tax benefit rates were (16.6%) and (2.1%) for the three and six months ended November 30, 2021, respectively.

Our net deferred tax assets were $4.9 billion and $6.8 billion as of November 30, 2022 and May 31, 2022, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

November 30, 2022

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

November 30, 2022

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Cloud and license:
Revenues	$10,033	$8,791	$19,354	$16,974
Cloud services and license support expenses	1,747	1,184	3,367	2,337
Sales and marketing expenses	1,934	1,696	3,864	3,322
Margin(1)	$6,352	$5,911	$12,123	$11,315
Hardware:
Revenues	$850	$767	$1,613	$1,530
Hardware products and support expenses	279	221	522	459
Sales and marketing expenses	83	88	162	177
Margin(1)	$488	$458	$929	$894
Services:
Revenues	$1,392	$802	$2,753	$1,583
Services expenses	1,111	631	2,118	1,240
Margin(1)	$281	$171	$635	$343
Totals:
Revenues	$12,275	$10,360	$23,720	$20,087
Expenses	5,154	3,820	10,033	7,535
Margin(1)	$7,121	$6,540	$13,687	$12,552

(1)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating income or expenses, net. Refer to the table below for a reconciliation of our total margin for operating segments to our income (loss) before income taxes as reported per our condensed consolidated statements of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

The following table reconciles total operating segment margin to income (loss) before income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Total margin for operating segments	$7,121	$6,540	$13,687	$12,552
Research and development	(2,158)	(1,754)	(4,251)	(3,438)
General and administrative	(366)	(319)	(777)	(618)
Amortization of intangible assets	(907)	(299)	(1,826)	(603)
Acquisition related and other	(62)	(4,667)	(103)	(4,687)
Restructuring	(137)	(32)	(281)	(70)
Stock-based compensation for operating segments	(304)	(192)	(548)	(344)
Expense allocations and other, net	(116)	(101)	(207)	(190)
Interest expense	(856)	(679)	(1,643)	(1,384)
Non-operating (expenses) income, net	(71)	7	(251)	(34)
Income (loss) before income taxes	$2,144	$(1,496)	$3,800	$1,184

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Americas	$7,786	$5,736	$14,978	$11,056
EMEA(1)	2,895	2,953	5,586	5,737
Asia Pacific	1,594	1,671	3,156	3,294
Total revenues	$12,275	$10,360	$23,720	$20,087

(1)	Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Cloud services	$3,813	$2,667	$7,392	$5,128
License support	4,785	4,887	9,623	9,797
Total cloud services and license support revenues	$8,598	$7,554	$17,015	$14,925

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Applications cloud services and license support	$4,080	$3,149	$8,096	$6,190
Infrastructure cloud services and license support	4,518	4,405	8,919	8,735
Total cloud services and license support revenues	$8,598	$7,554	$17,015	$14,925

11.	EARNINGS (LOSS) PER SHARE

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income (loss)	$1,741	$(1,247)	$3,289	$1,209
Weighted average common shares outstanding	2,695	2,694	2,690	2,731
Dilutive effect of employee stock plans	51	—	57	92
Dilutive weighted average common shares outstanding	2,746	2,694	2,747	2,823
Basic earnings (loss) per share	$0.65	$(0.46)	$1.22	$0.44
Diluted earnings (loss) per share	$0.63	$(0.46)	$1.20	$0.43
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	64	121	68	31

(1)

These weighted shares relate to anti-dilutive restricted service based stock-based awards as calculated using the treasury stock method and contingently issuable shares pursuant to Performance Stock Options arrangements. Such shares could be dilutive in the future.

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

November 30, 2022

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

On December 23, 2021, the Board member defendant brought a motion for summary judgment, and on May 20, 2022, the court granted this motion in part and denied this motion in part. This Board member remains a defendant in this case. Trial commenced on July 18, 2022, and has concluded. On November 18, 2022, the court held a final hearing on the parties’ post-trial briefing. The court has not yet issued a decision.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then-two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our then-two Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020. On April 23, 2020, defendants filed a motion to dismiss, and the court held a hearing on this motion on September 24, 2020. On March 22, 2021, the court granted in part and denied in part this motion. The court dismissed the action as to one Oracle executive and the former Oracle executive. The court permitted plaintiff to proceed with only a narrow omissions theory against the remaining defendants. On April 21, 2021, defendants filed an answer to the complaint. On October 8, 2021, plaintiffs filed a motion for class certification, which the court granted on May 9, 2022. On May 23, 2022, defendants filed a petition in the Ninth Circuit Court of Appeals for permission to appeal the court’s order granting class certification, and plaintiffs filed an opposition on June 2, 2022. On June 3, 2022, the District Court “So Ordered” a stipulation by the parties, which vacated all dates in this case because the parties had reached an agreement to settle this action, subject to the court’s approval. On June 8, 2022, the Ninth Circuit Court of Appeals granted defendants’ unopposed motion to stay the petition for permission to appeal in light of the proposed settlement. On September 15, 2022, the District Court granted plaintiffs’ motion for preliminary

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2022

(Unaudited)

approval of the proposed settlement, under which the Company will pay $17,500,000 to settle this matter. This sum includes all fees and costs. A final approval hearing is scheduled for January 12, 2023.

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

Plaintiff filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer, and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the class action discussed above caused harm to Oracle, and that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws. Plaintiffs seek a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, damages, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. On June 14, 2021, the court “so ordered” a stipulation from the parties, staying this case pending resolution of the 10b-5 action. While the parties were scheduled to participate in a mediation on October 14, 2022, that mediation was canceled. On October 28, 2022, the District Court “So Ordered” a stipulation extending the stay in this case until November 30, 2022, and on December 7, 2022, the court signed a second stipulation, extending the stay until January 31, 2023.

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

Cloud and License Business

Our cloud and license business, which represented 83% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings. Revenue streams included in our cloud and license business are:

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 31% of our total revenues for each of the three and six months ended November 30, 2022, respectively, and 26% of our total revenues for each of the three and six months ended November 30, 2021, respectively.

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

Services Business

Our services business, which represented 10% of our total revenues on a trailing 4-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy. We have acquired certain companies and technologies during the first half of fiscal 2023 and full year fiscal 2022, including Cerner. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information related to our acquisition of Cerner and our other recent acquisitions.

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

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2023 compared to the same periods of fiscal 2022 was impacted by our recent acquisitions, including Cerner. In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2023 compared to the same periods of fiscal 2022, we may qualitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income or expenses, net and (provision for) benefit from income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income (loss) before income taxes as presented per our condensed consolidated statements of operations for all periods presented.

We experienced COVID-19 related impacts to our businesses during each of the fiscal 2023 and 2022 periods presented. Certain of these historical impacts to our operating results are further discussed below. Any future impacts are currently unknown.

Separately, as described in Note 16 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, we remitted and recorded $4.7 billion for certain litigation related items during the fiscal 2022 periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2022, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2022 and 2021, our financial statements would reflect reported revenues of $1.04 million in the first half of fiscal 2023 (using 1.04 as the month-end average exchange rate for the period) and $1.12 million in the first half of fiscal 2022 (using 1.12 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first half of fiscal 2023 and 2022 using the May 31, 2022 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Total Revenues by Geography:
Americas	$7,786	36%	36%	$5,736	$14,978	35%	36%	$11,056
EMEA(1)	2,895	-2%	9%	2,953	5,586	-3%	9%	5,737
Asia Pacific	1,594	-5%	10%	1,671	3,156	-4%	8%	3,294
Total revenues	12,275	18%	25%	10,360	23,720	18%	24%	20,087
Total Operating Expenses	9,204	-18%	-15%	11,184	18,026	3%	6%	17,485
Total Operating Margin (Loss)	$3,071	*	*	$(824)	$5,694	119%	159%	$2,602
Total Operating Margin %	25%			-8%	24%			13%
% Revenues by Geography:
Americas	63%			55%	63%			55%
EMEA	24%			29%	24%			29%
Asia Pacific	13%			16%	13%			16%
Total Revenues by Business:
Cloud and license	$10,033	14%	20%	$8,791	$19,354	14%	20%	$16,974
Hardware	850	11%	16%	767	1,613	5%	11%	1,530
Services	1,392	74%	83%	802	2,753	74%	83%	1,583
Total revenues	$12,275	18%	25%	$10,360	$23,720	18%	24%	$20,087
% Revenues by Business:
Cloud and license	82%			85%	82%			84%
Hardware	7%			7%	7%			8%
Services	11%			8%	11%			8%

(1)	Comprised of Europe, the Middle East and Africa
*	Not meaningful

Excluding the effects of foreign currency rate fluctuations, our total revenues increased across all of our three businesses during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to revenue contributions from our acquisition of Cerner. Excluding the impact of our acquisition of Cerner, the constant currency revenues increase during the fiscal 2023 periods presented relative to the corresponding prior year periods in our cloud and license business was attributable to growth in our cloud services and license support revenues and growth in our cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and also renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services. In our hardware business, the increase was primarily due to growth in our Oracle Exadata and certain other strategic hardware offerings and growth in certain of our nonstrategic hardware offerings. In our services business, the increase was attributable to an increase in revenues for each of our primary services offerings. In reported currency, Cerner contributed $1.5 billion and $3.0 billion to our total revenues during the second quarter and first half of fiscal 2023, respectively. In constant currency, the Americas region contributed 84% and 85%, and the Asia Pacific region contributed 6% and 5% of the constant currency total revenue growth during the second quarter and first half of fiscal 2023, respectively, and the EMEA region contributed 10% of the constant currency total revenue growth during each of the fiscal 2023 periods presented.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses decreased during the second quarter of fiscal 2023, relative to the corresponding prior year period, primarily due to the absence of the unfavorable impact of certain litigation related charges recorded to acquisition related and other expenses during the second quarter of fiscal 2022. These constant currency expense decreases were partially offset by additional operating expenses as a result of our acquisition of Cerner, including higher intangible assets amortization; higher cloud services and license support expenses, which were primarily due to higher employee related expenses due to higher headcount and infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher hardware expenses, which were primarily due to higher hardware product cost; higher restructuring expenses; and higher expenses across other operating expense categories primarily due to higher employee related expenses. In addition, during the second quarter of fiscal 2022, we recorded a $125 million gain from an operating asset sale, which was allocated as a benefit to most of our operating expense lines as presented per our condensed consolidated statement of operations which reduced our total operating expenses during the same period.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased during the first half of fiscal 2023, relative to the corresponding prior year period, due to similar reasons as noted above for the fiscal 2023 quarterly increases. These constant currency expense increases were partially offset by certain litigation related charges as described above. Furthermore, during the first half of fiscal 2022, we recorded $250 million gains on operating asset sales, which was allocated as a benefit to most of our operating expense lines as presented per our condensed consolidated statement of operations which reduced our total operating expenses during the same period.

During each of the fiscal 2023 and 2022 periods presented, we curtailed certain variable expenditures including employee travel expenses, among others, primarily in response to COVID-19. We expect certain of these expenses may normalize in future periods provided global economic and health conditions improve.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to certain litigation related charges which increased our constant currency operating expenses during the fiscal 2022 periods presented.

Supplemental Disclosure Related to Certain Charges

To supplement our condensed consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future.

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income (loss):

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2022	2021	2022	2021
Amortization of intangible assets(1)	$907	$299	$1,826	$603
Acquisition related and other(2)	62	4,667	103	4,687
Restructuring(3)	137	32	281	70
Stock-based compensation, operating segments(4)	304	192	548	344
Stock-based compensation, R&D and G&A(4)	605	489	1,111	882
Income tax effects(5)	(444)	(1,052)	(1,018)	(1,473)
	$1,571	$4,627	$2,851	$5,113

(1)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of November 30, 2022, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2023	$1,755
Fiscal 2024	2,995
Fiscal 2025	2,283
Fiscal 2026	1,620
Fiscal 2027	664
Fiscal 2028	635
Thereafter	1,641
Total intangible assets, net	$11,593

(2)

For all periods presented, acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. During the fiscal 2022 periods presented, acquisition related and other expenses also included certain litigation related charges. We consider the litigation related charges that are included in this line item to be outside our ordinary course of business based on the following considerations: (i) the unprecedented nature of the litigation related charges including the nature and size of the damages awarded; (ii) the dissimilarity of this litigation and related charges to recurring litigation of which we are a party in our normal business course for which any and all such charges are included in our GAAP operating results and are not separately quantified and disclosed within this line item or any other line in the table presented above; (iii) the complexity of the case; (iv) the counterparty involved; and (v) our expectation that litigation related charges of this nature will not recur in future periods; amongst other factors.

(3)

Restructuring expenses during each of the fiscal 2023 and 2022 periods presented primarily related to employee severance in connection with our Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

(4)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021
Cloud services and license support	$113	$50	$204	$90
Hardware	5	4	9	7
Services	35	18	60	32
Sales and marketing	151	120	275	215
Stock-based compensation, operating segments	304	192	548	344
Research and development	510	423	932	767
General and administrative	95	66	179	115
Total stock-based compensation	$909	$681	$1,659	$1,226

(5)

For the second quarter and first half of fiscal 2023, the applicable jurisdictional tax rates applied to our income before  income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure, resulted in effective tax rates of 20.4% and 19.9%, respectively, instead of 18.8% and 13.4%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations. For the second quarter and first half of fiscal 2022, the applicable jurisdictional tax rates applied to our (loss) income before benefit from (provision for) income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure, resulted in effective tax rates of 19.2% and 18.6%, respectively, instead of (16.6%) and (2.1%), respectively, which represented our effective tax benefit rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Cloud and License Revenues:
Americas	$6,407	28%	29%	$4,994	$12,294	28%	29%	$9,575
EMEA	2,350	-4%	7%	2,458	4,534	-5%	7%	4,755
Asia Pacific	1,276	-5%	10%	1,339	2,526	-4%	8%	2,644
Total revenues	10,033	14%	20%	8,791	19,354	14%	20%	16,974
Expenses:
Cloud services and license support(1)	1,747	47%	53%	1,184	3,367	44%	49%	2,337
Sales and marketing(1)	1,934	14%	19%	1,696	3,864	16%	22%	3,322
Total expenses(1)	3,681	28%	33%	2,880	7,231	28%	33%	5,659
Total Margin	$6,352	8%	14%	$5,911	$12,123	7%	13%	$11,315
Total Margin %	63%			67%	63%			67%
% Revenues by Geography:
Americas	64%			57%	64%			56%
EMEA	23%			28%	23%			28%
Asia Pacific	13%			15%	13%			16%
Revenues by Offerings:
Cloud services	$3,813	43%	48%	$2,667	$7,392	44%	49%	$5,128
License support	4,785	-2%	4%	4,887	9,623	-2%	4%	9,797
Cloud license and on-premise license	1,435	16%	23%	1,237	2,339	14%	21%	2,049
Total revenues	$10,033	14%	20%	$8,791	$19,354	14%	20%	$16,974
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$4,080	30%	35%	$3,149	$8,096	31%	36%	$6,190
Infrastructure cloud services and license support	4,518	3%	9%	4,405	8,919	2%	8%	8,735
Total cloud services and license support revenues	$8,598	14%	20%	$7,554	$17,015	14%	20%	$14,925

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues and growth in our cloud license and on-premise license revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support for which we delivered such cloud and support services during the periods presented; and revenue contributions from our Cerner acquisition. In reported currency, Cerner contributed $942 million and $1.8 billion to our cloud and license business’ revenues during the second quarter and first half of fiscal 2023, respectively. In constant currency, the Americas region contributed 84% and 85%, and the Asia Pacific region contributed 7% and 6% of the constant currency revenue growth for this business during the second quarter and first half of fiscal 2023, respectively, and the EMEA region contributed 9% of the constant currency revenue growth for this business during each of the fiscal 2023 periods presented.

In constant currency, our total cloud and license business’ expenses increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses due to higher headcount; higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues; additional operating expenses due to our Cerner acquisition; and an allocation of gains in the fiscal 2022 periods presented from fiscal 2022 operating asset sales as described above. Our cloud services and license support expenses have grown in recent periods, and we expect this growth to continue during fiscal 2023 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to increases in total revenues for this business. Total margin as a percentage of revenues for this business decreased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to expenses growth.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Hardware Revenues:
Americas	$447	21%	22%	$368	$854	15%	16%	$740
EMEA	243	7%	15%	228	453	-2%	7%	460
Asia Pacific	160	-6%	6%	171	306	-7%	4%	330
Total revenues	850	11%	16%	767	1,613	5%	11%	1,530
Expenses:
Hardware products and support(1)	279	26%	32%	221	522	14%	19%	459
Sales and marketing(1)	83	-5%	0%	88	162	-8%	-3%	177
Total expenses(1)	362	17%	23%	309	684	7%	13%	636
Total Margin	$488	7%	12%	$458	$929	4%	10%	$894
Total Margin %	57%			60%	58%			58%
% Revenues by Geography:
Americas	53%			48%	53%			48%
EMEA	28%			30%	28%			30%
Asia Pacific	19%			22%	19%			22%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our constant currency hardware revenues increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to growth in our Oracle Exadata and certain other strategic hardware offerings and revenue contributions from our Cerner acquisition. In reported currency, Cerner contributed $41 million and $81 million to our hardware business’ revenues during the second quarter and first half of fiscal 2023, respectively. Our hardware business’ revenues were adversely impacted during each of the fiscal 2023 and 2022 periods presented due to the impacts of the COVID-19 pandemic, including global supply chain shortages for technology components that resulted in certain manufacturing delays, and any such prospective impacts are unknown. In constant currency, the Americas region contributed 65% and 73%, the EMEA region contributed 27% and 20%, and the Asia Pacific region contributed 8% and 7% to the revenue growth for this business during the second quarter and the first half of fiscal 2023, respectively.

Excluding the effects of currency rate fluctuations, total hardware expenses increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to higher hardware product cost driven by higher hardware product revenues and incremental hardware product cost from Cerner’s hardware business.

In constant currency, our hardware business’ total margin increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to higher total revenues for this business. Total margin as a percentage of revenues in constant currency for this business decreased during the second quarter of fiscal 2023 due to expenses growth and remained flat during the first half of fiscal 2023, in each case relative to the corresponding prior year period.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Services Revenues:
Americas	$932	149%	149%	$374	$1,830	147%	147%	$741
EMEA	302	13%	27%	267	599	15%	29%	522
Asia Pacific	158	-2%	12%	161	324	1%	14%	320
Total revenues	1,392	74%	83%	802	2,753	74%	83%	1,583
Total Expenses(1)	1,111	76%	86%	631	2,118	71%	80%	1,240
Total Margin	$281	63%	73%	$171	$635	85%	95%	$343
Total Margin %	20%			21%	23%			22%
% Revenues by Geography:
Americas	67%			47%	66%			47%
EMEA	22%			33%	22%			33%
Asia Pacific	11%			20%	12%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to revenue contributions from our Cerner acquisition, and revenue increases in each of our primary services offerings. In reported currency, Cerner contributed $550 million and $1.1 billion, respectively, to our services business’ revenues during the second quarter and first half of fiscal 2023, respectively. In constant currency, the Americas region contributed 87% and 86%, and the EMEA region contributed 10% and 11% to the revenue growth for this business during the second quarter and the first half of fiscal 2023, respectively, and the Asia Pacific region contributed 3% to the revenue growth for this business during each of the fiscal 2023 periods presented.

In constant currency, total services expenses increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to additional operating expenses due to our acquisition of Cerner, and higher employee related expenses due to higher headcount.

In constant currency, our services business’ total margin increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to higher total revenues for this business during the fiscal 2023 periods presented, relative to the corresponding prior year periods. Total margin as a percentage of revenues in constant currency for this business decreased during the second quarter of fiscal 2023 due to expenses growth and increased during the first half of fiscal 2023 due to revenue growth, in each case relative to the corresponding prior year period.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Research and development(1)	$1,648	24%	28%	$1,331	$3,319	24%	28%	$2,671
Stock-based compensation	510	20%	20%	423	932	21%	21%	767
Total expenses	$2,158	23%	26%	$1,754	$4,251	24%	26%	$3,438
% of Total Revenues	18%			17%	18%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses, including higher stock-based compensation and additional operating expenses due to our acquisition of Cerner. Furthermore, an allocation of gains from operating asset sales during the fiscal 2022 periods presented decreased our expenses during those periods, with no comparable transaction during the fiscal 2023 periods presented.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
General and administrative(1)	$271	7%	12%	$253	$598	19%	24%	$503
Stock-based compensation	95	46%	46%	66	179	56%	56%	115
Total expenses	$366	15%	19%	$319	$777	26%	30%	$618
% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to additional operating expenses due to our acquisition of Cerner and higher stock-based compensation expenses. In addition, an allocation of gains from operating asset sales during the fiscal 2022 periods presented decreased our expenses during those periods, with no comparable transaction in the fiscal 2023 periods presented.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Developed technology	$215	73%	73%	$125	$449	78%	78%	$252
Cloud services and license support agreements and related relationships	364	138%	137%	153	749	143%	143%	308
Cloud license and on-premise license agreements and related relationships	117	*	*	5	225	*	*	10
Other	211	*	*	16	403	*	*	33
Total amortization of intangible assets	$907	203%	204%	$299	$1,826	203%	204%	$603

*	Not meaningful

Amortization of intangible assets increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to additional amortization from intangible assets that we acquired in recent periods, primarily from our acquisition of Cerner, partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses:   Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Transitional and other employee related costs	$21	*	*	$2	$38	*	*	$4
Business combination adjustments, net	3	304%	311%	1	8	218%	223%	4
Other, net	38	-99%	-99%	4,664	57	-99%	-99%	4,679
Total acquisition related and other expenses	$62	-99%	-99%	$4,667	$103	-98%	-98%	$4,687

*	Not meaningful

On a constant currency basis, acquisition related and other expenses decreased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to the absence of unfavorable impact of certain litigation related charges recorded to acquisition related and other expenses during the fiscal 2022 periods presented that we generally do not expect to recur, partially offset by higher transitional employee related cost related to our acquisition of Cerner and certain facilities-related right-of-use assets that were abandoned in connection with plans to improve our cost structure and operations during the fiscal 2023 periods presented.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Restructuring expenses	$137	330%	376%	$32	$281	301%	340%	$70

Restructuring expenses in each of the fiscal 2023 and 2022 periods presented primarily related to our 2022 Restructuring Plan. Our management approved, committed to and initiated the 2022 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Interest expense	$856	26%	26%	$679	$1,643	19%	19%	$1,384

Interest expense increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to higher average borrowings during the first half of fiscal 2023 resulting from borrowings, net of partial repayment pursuant to a $15.7 billion delayed draw term loan credit agreement (Bridge Credit Agreement), a $5.6 billion term loan credit agreement (Term Loan Credit Agreement); the issuance of $7.0 billion senior notes in November 2022; and borrowings through commercial paper notes during the first half of fiscal 2023. The increase in interest expense was partially offset by lower interest expense that resulted from $8.3 billion and $2.5 billion of scheduled repayments made during fiscal 2022 and second quarter of fiscal 2023, respectively. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
Interest income	$52	151%	162%	$21	$90	124%	133%	$40
Foreign currency losses, net	(55)	18%	17%	(46)	(125)	55%	56%	(81)
Noncontrolling interests in income	(41)	-4%	-4%	(42)	(79)	-12%	-12%	(89)
(Losses) gains from equity investments, net	(40)	*	*	80	(126)	*	*	59
Other gains (losses), net	13	*	*	(6)	(11)	*	*	37
Total non-operating (expenses) income, net	$(71)	*	*	$7	$(251)	638%	658%	$(34)

*	Not meaningful

Fiscal Second Quarter 2023 Compared to Fiscal Second Quarter 2022: In constant currency, we recorded non-operating expenses, net during the second quarter of fiscal 2023 in comparison to non-operating income, net during the second quarter of fiscal 2022. Non-operating expenses, net during the second quarter of fiscal 2023, in comparison to the second quarter of fiscal 2022, was primarily due to higher foreign currency losses and higher net losses associated with equity investments, partially offset by higher interest income and higher other income, net, which was primarily attributable to higher unrealized investment gains associated with certain marketable equity securities that we held for employee benefit plans and for which an equal and offsetting amount was recorded to our operating expenses during the same period, each in comparison to the corresponding prior year period.

First Half of Fiscal 2023 Compared to First Half of Fiscal 2022: Our non-operating expenses, net increased in the first half of fiscal 2023 compared to the first half of fiscal 2022 primarily due to higher foreign currency losses, higher net losses associated with equity investments and higher other expense, net, which was primarily attributable to higher unrealized investment losses associated with certain marketable equity securities that we held for employee benefit plans as described above. The increase in non-operating expenses, net was partially offset by higher interest income.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2022	Actual	Constant	2021	2022	Actual	Constant	2021
(Provision for) benefit from income taxes	$(403)	*	*	$249	$(511)	*	*	$25
Effective tax expense (benefit) rate	18.8%			(16.6%)	13.4%			(2.1%)

*	Not meaningful

Provision for income taxes increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to higher income before income taxes in the fiscal 2023 periods presented resulting from the absence of certain litigation related charges we incurred in the fiscal 2022 periods presented. The increase was partially offset by the excess of the benefit of amortization of Cerner intangible assets over a lesser increase in taxes attributable to the combination of reduced tax benefits related to stock-based compensation and increased tax expense from unrecognized tax benefits due to settlements with tax authorities and other events, in each case during the fiscal 2023 periods presented.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2022	Change	May 31, 2022
Working capital	$(9,545)	*	$12,122
Cash, cash equivalents and marketable securities	$7,350	-66%	$21,902

*	Not meaningful

Working capital:   The decrease in working capital as of November 30, 2022 in comparison to May 31, 2022 was primarily due to $27.8 billion net cash used for our acquisition of Cerner, $1.6 billion of repayment of senior notes assumed from our acquisition of Cerner, $3.5 billion of long-term senior notes that were reclassified to current liabilities, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures during the first half of fiscal 2023. These unfavorable impacts were partially offset by cash proceeds from borrowings pursuant to the Term Loan Credit Agreement and the issuance of senior notes in November 2022 (refer to Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), the favorable impacts to our net current assets resulting from net income and cash proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at November 30, 2022 in comparison to May 31, 2022 was primarily due to the net cash outflows of $27.8 billion for our acquisition of Cerner, $1.6 billion of repayment of senior notes assumed from our acquisition of Cerner, $2.5 billion of repayment of senior notes due October 2022, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first half of fiscal 2023 were partially offset by certain cash inflows, primarily due to cash inflows generated by borrowings, net of partial repayments pursuant to the Bridge Credit Agreement, the Term Loan Credit Agreement, the issuance of senior notes in November 2022 and the commercial paper program, cash inflows from our operations and stock option exercises during the first half of fiscal 2023.

	Six Months Ended November 30,
(Dollars in millions)	2022	Change	2021
Net cash provided by operating activities	$7,243	324%	$1,709
Net cash (used for) provided by investing activities	$(32,094)	*	$9,949
Net cash provided by (used for) financing activities	$10,455	*	$(23,521)

*	Not meaningful

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

Net cash provided by operating activities increased during the first half of fiscal 2023, relative to the corresponding prior year period, primarily due to certain litigation related charges recorded during the first half of fiscal 2022 that we generally do not expect to recur and certain cash favorable working capital changes, net in the first half of fiscal 2023, relative to the corresponding prior year period.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased during the first half of fiscal 2023 compared to net cash provided by investing activities during the first half of fiscal 2022 primarily due to the cash used for our acquisition of Cerner in the first half of fiscal 2023, an increase in cash used for capital expenditures and decrease in cash proceeds from sales and maturities of marketable securities and other investments, partially offset by a decrease in cash used for the purchases of marketable securities and other investments, in each case during the first half of fiscal 2023 relative to the first half of fiscal 2022.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities increased during the first half of fiscal 2023 compared to the net cash used for financing activities in the first half of fiscal 2022 primarily due to the cash proceeds from borrowings, net of partial repayments pursuant to the Bridge Credit Agreement, the Term Loan Credit Agreement, the issuance of senior notes in November 2022 and the commercial paper program; lower stock repurchases; lower maturities of senior notes and higher net cash from our employee stock program, in each case during the first half of fiscal 2023 in comparison to the first half of fiscal 2022.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2022	Change	2021
Net cash provided by operating activities	$15,073	47%	$10,255
Capital expenditures	(6,678)	114%	(3,118)
Free cash flow	$8,395	18%	$7,137
Net income	$8,797		$10,262
Free cash flow as percent of net income	95%		70%

Recent Financing Activities:

Credit Agreements and Related Borrowings:  On June 8, 2022, we borrowed $15.7 billion under the Bridge Credit Agreement to partly finance our acquisition of Cerner. The amount is due and payable in full on March 7, 2023 unless settled earlier pursuant to the terms of the Bridge Credit Agreement.

During the first half of fiscal 2023, we entered into and subsequently expanded the Term Loan Credit Agreement and borrowed a total of $4.7 billion under the Term Loan 1 Facility and $960 million under the Term Loan 2 Facility. We used the net proceeds of these borrowings to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement. We will begin making quarterly repayments of amounts borrowed under both Term Loan Facilities in September 2024. Any remaining unpaid principal balance under the Term Loan 1 Facility will be fully due and payable on August 16, 2027 and any remaining unpaid principal balance under the Term Loan 2 Facility will be fully due and payable on August 16, 2025, unless the termination date of one or both of the Term Loan Facilities is extended.

Senior Notes:  In November 2022, we issued $7.0 billion of senior notes comprised of the following:

•	$1.0 billion of 5.80% senior notes due November 2025;
•	$1.25 billion of 6.15% senior notes due November 2029;
•	$2.25 billion of 6.25% senior notes due November 2032; and
•	$2.5 billion of 6.90% senior notes due November 2052.

We used the net proceeds from the senior notes to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement.

Cerner Senior Notes and Other Borrowings:  We assumed $1.6 billion of senior notes and other borrowings through our Cerner acquisition, all of which were paid during the first half of fiscal 2023.

Commercial Paper Program:  During the first half of fiscal 2023, our commercial paper program was increased to $6.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. There were $1.9 billion of outstanding commercial paper notes as of November 30, 2022 (none outstanding as of May 31, 2022) that mature at various dates through March 2023. The effective interest rate, including issuance costs for the second quarter and first half of fiscal 2023 was 4.48%. We use the net proceeds from the issuance of commercial paper for general corporate purposes.

Additional details regarding these activities above are included in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Contractual Obligations:   During the first half of fiscal 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2022, other than the closure of our acquisition of Cerner on June 8, 2022, for which we borrowed $15.7 billion on the same day pursuant to the Bridge Credit Agreement. We also issued $7.0 billion of senior notes and borrowed a total of $5.6 billion pursuant to the Term Loan Credit Agreement. The net proceeds of both borrowings were used for partial repayment of borrowings under the Bridge Credit Agreement. We also issued $1.9 billion of commercial paper, net of repayments, during the first half of fiscal 2023. Additional details are included in the discussion above and in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Further, our operating lease commitments, primarily for data centers, that are generally expected to commence between the remainder of fiscal 2023 and fiscal 2026 for terms of three to fifteen years increased to $7.1 billion as of November 30, 2022. We have not recorded these lease commitments on our Condensed Consolidated Balance Sheets as of November 30, 2022. Refer to Note 10 of Notes to Consolidated Financial Statements included in our

Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for more information about our lease commitments.

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

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2019 has been a weighted-average annualized rate of 1.3% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options at November 30, 2022, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2022, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 9.0%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2023. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2022 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2022, approximately $8.5 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2022—September 30, 2022	3.2	$70.10	3.2	$8,661.8
October 1, 2022—October 31, 2022	2.7	$67.90	2.7	$8,479.6
November 1, 2022—November 30, 2022	0.2	$77.06	0.2	$8,467.1
Total	6.1	$69.32	6.1

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.01	Forms of 5.800% Notes due 2025, 6.150% Notes due 2029, 6.250% Notes due 2032 and 6.900% Notes due 2052, together with an Officers’ Certificate issued November 9, 2022 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/22	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2022 and May 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended November 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended November 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, formatted in Inline XBRL

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 13, 2022	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 13, 2022	By:	/s/ William Corey West
William Corey West
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)