Form 10-Q
period 2023-02-28
ORACLE CORP
filed 2023-03-10
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

The number of shares of registrant’s common stock outstanding as of March 6, 2023 was: 2,699,802,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report on Form 10-Q (this Quarterly Report), the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act). These include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “endeavors,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended May 31, 2022 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal 2023, which runs from June 1, 2022 to May 31, 2023.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2023 and May 31, 2022

(Unaudited)

(in millions, except per share data)	February 28, 2023	May 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,219	$21,383
Marketable securities	550	519
Trade receivables, net of allowances for credit losses of $400 and $362 as of February 28, 2023 and May 31, 2022, respectively	6,213	5,953
Prepaid expenses and other current assets	3,714	3,778
Total current assets	18,696	31,633
Non-current assets:
Property, plant and equipment, net	16,345	9,716
Intangible assets, net	10,707	1,440
Goodwill, net	61,499	43,811
Deferred tax assets	12,153	12,782
Other non-current assets	12,220	9,915
Total non-current assets	112,924	77,664
Total assets	$131,620	$109,297
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable and other borrowings, current	$5,415	$3,749
Accounts payable	1,610	1,317
Accrued compensation and related benefits	1,736	1,944
Deferred revenues	8,598	8,357
Other current liabilities	5,521	4,144
Total current liabilities	22,880	19,511
Non-current liabilities:
Notes payable and other borrowings, non-current	86,396	72,110
Income taxes payable	11,335	12,210
Deferred tax liabilities	6,814	6,031
Other non-current liabilities	6,107	5,203
Total non-current liabilities	110,652	95,554
Commitments and contingencies
Oracle Corporation stockholders' deficit:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,700 shares and 2,665 shares as of February 28, 2023 and May 31, 2022, respectively	28,994	26,808
Accumulated deficit	(29,721)	(31,336)
Accumulated other comprehensive loss	(1,694)	(1,692)
Total Oracle Corporation stockholders' deficit	(2,421)	(6,220)
Noncontrolling interests	509	452
Total stockholders' deficit	(1,912)	(5,768)
Total liabilities and stockholders' deficit	$131,620	$109,297

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2023 and 2022

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2023	2022	2023	2022
Revenues:
Cloud services and license support	$8,923	$7,637	$25,938	$22,562
Cloud license and on-premise license	1,288	1,289	3,627	3,339
Hardware	811	798	2,424	2,328
Services	1,376	789	4,129	2,371
Total revenues	12,398	10,513	36,118	30,600
Operating expenses:
Cloud services and license support(1)	1,980	1,305	5,606	3,778
Hardware(1)	244	244	780	718
Services(1)	1,215	669	3,448	1,984
Sales and marketing(1)	2,150	2,004	6,544	5,811
Research and development	2,146	1,816	6,397	5,254
General and administrative	402	335	1,179	953
Amortization of intangible assets	886	279	2,712	882
Acquisition related and other	37	20	140	4,707
Restructuring	78	19	359	89
Total operating expenses	9,138	6,691	27,165	24,176
Operating income	3,260	3,822	8,953	6,424
Interest expense	(908)	(667)	(2,550)	(2,051)
Non-operating expenses, net	(134)	(315)	(386)	(348)
Income before income taxes	2,218	2,840	6,017	4,025
Provision for income taxes	322	521	833	497
Net income	$1,896	$2,319	$5,184	$3,528
Earnings per share:
Basic	$0.70	$0.87	$1.93	$1.30
Diluted	$0.68	$0.84	$1.88	$1.26
Weighted average common shares outstanding:
Basic	2,698	2,670	2,692	2,711
Diluted	2,776	2,754	2,757	2,800

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 28, 2023 and 2022

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Net income	$1,896	$2,319	$5,184	$3,528
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	11	(63)	(183)	(508)
Net unrealized gains on cash flow hedges	71	—	181	—
Other, net	1	1	—	5
Total other comprehensive income (loss), net	83	(62)	(2)	(503)
Comprehensive income	$1,979	$2,257	$5,182	$3,025

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended February 28, 2023 and 2022

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2023	2022	2023	2022
Common stock and additional paid in capital
Balance, beginning of period	$28,148	$25,591	$26,808	$26,533
Common stock issued	98	52	759	357
Stock-based compensation	924	674	2,583	1,900
Repurchases of common stock	(18)	(65)	(153)	(1,648)
Other, net	(158)	(123)	(1,003)	(1,013)
Balance, end of period	$28,994	$26,129	$28,994	$26,129
Accumulated deficit
Balance, beginning of period	$(30,617)	$(34,076)	$(31,336)	$(20,120)
Repurchases of common stock	(137)	(535)	(983)	(13,952)
Cash dividends declared	(863)	(855)	(2,586)	(2,603)
Net income	1,896	2,319	5,184	3,528
Balance, end of period	$(29,721)	$(33,147)	$(29,721)	$(33,147)
Other stockholders' deficit, net
Balance, beginning of period	$(1,307)	$(1,173)	$(1,240)	$(461)
Other comprehensive income (loss), net	83	(62)	(2)	(503)
Other, net	39	42	57	(229)
Balance, end of period	$(1,185)	$(1,193)	$(1,185)	$(1,193)
Total stockholders' deficit	$(1,912)	$(8,211)	$(1,912)	$(8,211)
Cash dividends declared per common share	$0.32	$0.32	$0.96	$0.96

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2023 and 2022

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$5,184	$3,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,810	1,409
Amortization of intangible assets	2,712	882
Deferred income taxes	(1,253)	(983)
Stock-based compensation	2,583	1,900
Other, net	487	82
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	460	652
Decrease in prepaid expenses and other assets	515	71
Decrease in accounts payable and other liabilities	(783)	(683)
Decrease in income taxes payable	(453)	(661)
Increase (decrease) in deferred revenues	256	(643)
Net cash provided by operating activities	11,518	5,554
Cash flows from investing activities:
Purchases of marketable securities and other investments	(921)	(10,134)
Proceeds from sales and maturities of marketable securities and other investments	552	25,735
Acquisitions, net of cash acquired	(27,721)	(132)
Capital expenditures	(6,782)	(3,088)
Net cash (used for) provided by investing activities	(34,872)	12,381
Cash flows from financing activities:
Payments for repurchases of common stock	(1,150)	(15,654)
Proceeds from issuances of common stock	759	357
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(1,040)	(1,011)
Payments of dividends to stockholders	(2,586)	(2,603)
Proceeds from issuances of commercial paper, net of repayments	1,874	—
Proceeds from issuances of senior notes and other borrowings, net of issuance costs	33,494	—
Repayments of senior notes and other borrowings	(21,050)	(5,750)
Other, net	49	(439)
Net cash provided by (used for) financing activities	10,350	(25,100)
Effect of exchange rate changes on cash and cash equivalents	(160)	(251)
Net decrease in cash and cash equivalents	(13,164)	(7,416)
Cash and cash equivalents at beginning of period	21,383	30,098
Cash and cash equivalents at end of period	$8,219	$22,682
Non-cash financing activities:
Fair values of stock awards assumed in connection with acquisitions	$55	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

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

The comparability of our condensed consolidated financial statements as of and for the nine months ended February 28, 2023 was impacted by $4.7 billion of certain litigation related charges during the first nine months of fiscal 2022. Refer to Note 16 to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2022 for additional information.

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

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the nine months ended February 28, 2023.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

During the first quarter of fiscal 2023, we completed an assessment of the useful lives of our servers and increased the estimate of the useful lives from four years to five years effective at the beginning of fiscal 2023. Based on the carrying value of our servers as of May 31, 2022, this change in accounting estimate decreased our total operating expenses by $101 million and $346 million for the third quarter and first nine months of fiscal 2023, respectively.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 28, 2023 and May 31, 2022 and our condensed consolidated statements of cash flows for the nine months ended February 28, 2023 and 2022 was nominal.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of February 28, 2023 and May 31, 2022. The revenues recognized during the nine months ended February 28, 2023 and 2022, respectively, that were included in the opening deferred revenues balances as of May 31, 2022 and 2021, respectively, were approximately $7.7 billion and $8.1 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and nine months ended February 28, 2023 and 2022, respectively.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, were $62.3 billion as of February 28, 2023, approximately 48% of which we expect to recognize as revenues over the next twelve months, 35% over the subsequent month 13 to month 36, and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $344 million and $1.5 billion for the three and nine months ended February 28, 2023, respectively, and $352 million and $1.4 billion for the three and nine months ended February 28, 2022, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $2.1 billion and $1.2 billion as of February 28, 2023 and May 31, 2022, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets and are subject to periodic impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable investments held as of these dates were with a related party entity for which we follow the equity method of accounting. We are also a counterparty to certain options to acquire additional equity interests in that entity at various times through June 2025 and we could obtain control of that entity should such options be exercised.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net. For the nine months ended February 28, 2022, acquisition related and other expenses included certain litigation related charges.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Transitional and other employee related costs	$15	$2	$52	$6
Business combination adjustments, net	2	5	10	8
Other, net	20	13	78	4,693
Total acquisition related and other expenses	$37	$20	$140	$4,707

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Interest income	$90	$16	$180	$56
Foreign currency losses, net	(55)	(29)	(181)	(109)
Noncontrolling interests in income	(41)	(42)	(120)	(131)
Losses from equity investments, net	(122)	(197)	(249)	(138)
Other losses, net	(6)	(63)	(16)	(26)
Total non-operating expenses, net	$(134)	$(315)	$(386)	$(348)

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

February 28, 2023

(Unaudited)

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

On June 8, 2022, pursuant to the terms of the tender offer and applicable Delaware law, we acquired all the outstanding Cerner shares and effectuated the merger of Cerner with and into a wholly-owned subsidiary of Oracle and Cerner became an indirect, wholly-owned subsidiary of Oracle. Vested equity awards outstanding immediately prior to the consummation of the merger were cancelled in exchange for the right to receive an amount in cash based on a formula contained in the Merger Agreement. The unvested equity awards to acquire Cerner common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. We have included the financial results of Cerner in our consolidated financial statements from the date of acquisition. For the third quarter and first nine months of fiscal 2023, Cerner contributed $1.5 billion and $4.4 billion to our total revenues, respectively.

The total purchase price for Cerner was $28.2 billion, which consisted of $28.2 billion in cash and $55 million for the fair values of restricted stock-based awards and stock options assumed. Pursuant to our business combinations accounting policy, we estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired during the measurement period. The following table summarizes the estimated preliminary fair values of net tangible and intangible assets acquired from Cerner:

(in millions)
Cash and marketable securities	$769
Trade receivables, net	793
Property, plant and equipment, net	1,512
Intangible assets	11,972
Goodwill	17,837
Other assets	839
Accounts payable and other liabilities	(993)
Deferred revenues	(297)
Senior notes and other borrowings	(1,600)
Deferred tax liabilities, net	(2,607)
Total	$28,225

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

All of the $1.6 billion of senior notes and other borrowings assumed through our Cerner acquisition were paid during the first half of fiscal 2023. Refer to Note 5 below for more information. We do not expect the goodwill recognized as a part of our acquisition of Cerner to be deductible for income tax purposes.

Other Fiscal 2023 and 2022 Acquisitions

During the first nine months of fiscal 2023 and full year fiscal 2022, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

The unaudited pro forma financial information for the three and nine months ended February 28, 2023 and 2022 combined the historical results of Oracle for the three and nine months ended February 28, 2023 and 2022, respectively, the historical results of Cerner for the three and nine months ended December 31, 2022 and 2021, respectively (adjusted due to differences in reporting periods and considering the date we acquired Cerner), and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2023	2022	2023	2022
Total revenues	$12,398	$11,956	$36,228	$34,954
Net income	$1,896	$1,938	$5,137	$2,143
Basic earnings per share	$0.70	$0.73	$1.91	$0.79
Diluted earnings per share	$0.68	$0.70	$1.86	$0.77

3.	FAIR VALUE MEASUREMENTS

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

February 28, 2023

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 28, 2023			May 31, 2022
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,297	$—	$1,297	$12,842	$—	$12,842
Time deposits and other	157	433	590	240	280	520
Derivative financial instruments	—	181	181	—	—	—
Total assets	$1,454	$614	$2,068	$13,082	$280	$13,362
Liabilities:
Derivative financial instruments	$—	$145	$145	$—	$97	$97

Our marketable securities investments consist of time deposits, marketable equity securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of February 28, 2023 and May 31, 2022, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $89.9 billion and $75.9 billion of senior notes and other borrowings and the related fair value hedges that we had outstanding as of February 28, 2023 and May 31, 2022, respectively, the estimated fair values of the senior notes and other borrowings and the related fair value hedges using Level 2 inputs at February 28, 2023 and May 31, 2022 were $78.5 billion and $67.0 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2023 and the net book value of intangible assets as of February 28, 2023 and May 31, 2022 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2022	Additions & Adjustments, net(1)	February 28, 2023	May 31, 2022	Expense	February 28, 2023	May 31, 2022	February 28, 2023
Developed technology	$3,966	$2,379	$6,345	$(3,660)	$(621)	$(4,281)	$306	$2,064	4
Cloud services and license support agreements and related relationships	5,260	4,318	9,578	(4,194)	(1,135)	(5,329)	1,066	4,249	7
Cloud license and on-premise license agreements and related relationships	356	2,437	2,793	(343)	(342)	(685)	13	2,108	7
Other	865	2,845	3,710	(810)	(614)	(1,424)	55	2,286	4
Total intangible assets, net	$10,447	$11,979	$22,426	$(9,007)	$(2,712)	$(11,719)	$1,440	$10,707

(1)	Amounts also included any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2023.

As of February 28, 2023, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2023	$869
Fiscal 2024	2,995
Fiscal 2025	2,283
Fiscal 2026	1,620
Fiscal 2027	664
Fiscal 2028	635
Thereafter	1,641
Total intangible assets, net	$10,707

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 28, 2023 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2022	$39,938	$2,367	$1,506	$43,811
Goodwill from acquisitions	16,460	346	1,065	17,871
Goodwill adjustments, net(1)	5	1	(189)	(183)
Balances as of February 28, 2023	$56,403	$2,714	$2,382	$61,499

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition). Amounts also include any changes in goodwill balances for the period presented that resulted from foreign currency translations and certain other adjustments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

5.	NOTES PAYABLE AND OTHER BORROWINGS

Delayed Draw Term Loan Credit Agreement

On June 8, 2022, we borrowed $15.7 billion under a delayed draw term loan credit agreement (Bridge Credit Agreement) that we entered into in March 2022 to partly finance our acquisition of Cerner. The Bridge Credit Agreement provides that, subject to certain exceptions, net cash proceeds received by us from certain debt and equity issuances shall result in mandatory prepayments under the Bridge Credit Agreement. Interest is based on either (a) a Term Secured Overnight Financing Rate (SOFR)-based formula plus a margin of 100.0 basis points to 137.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis points to 37.5 basis points, depending on the same such credit rating, each as set forth in the Bridge Credit Agreement. The effective interest rate for the third quarter and first nine months of fiscal 2023 was 5.36% and 3.57%, respectively. We fully repaid the amount borrowed under the Bridge Credit Agreement during the first nine months of fiscal 2023.

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

We initially borrowed $4.4 billion on August 16, 2022, and we borrowed an incremental $1.3 billion on November 2, 2022, each under the Term Loan Facilities. We used the net proceeds of the borrowings under the Term Loan Credit Agreement to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement. The effective interest rate for these borrowings during the third quarter and first nine months of fiscal 2023 was 6.10% and 5.32%, respectively.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

Interest is based on either (a) a Term SOFR-based formula plus a margin of 147.5 basis points to 197.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 47.5 basis points to 97.5 basis points, depending on the same such credit rating, each as set forth in the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the ratio of “Consolidated EBITDA” to “Consolidated Net Interest Expense” (each term as defined in the Term Loan Credit Agreement) of Oracle and its subsidiaries shall not be less than 3.0 to 1.0 at the end of any fiscal quarter during the period that the Term Loan Credit Agreement is effective. If an event of default occurs under the Term Loan Credit Agreement and is not cured within the applicable grace period or waived, any unpaid amounts under the Term Loan Credit Agreement may be declared immediately due and payable. We were in compliance with such covenants as of February 28, 2023.

The summary above does not purport to be complete and is qualified in its entirety by reference to the full text of the Term Loan Credit Agreement.

Senior Notes

In the first nine months of fiscal 2023, we issued $12.3 billion, par value, of fixed-rate senior notes comprised of the following:

		February 28, 2023
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate
$1,000, 5.80%, due November 2025	November 2022	$1,000	5.93%
$750, 4.50%, due May 2028	February 2023	750	4.60%
$1,250, 6.15%, due November 2029	November 2022	1,250	6.21%
$750, 4.65%, due May 2030	February 2023	750	4.75%
$2,250, 6.25%, due November 2032	November 2022	2,250	6.32%
$1,500, 4.90%, due February 2033	February 2023	1,500	4.95%
$2,500, 6.90%, due November 2052	November 2022	2,500	6.94%
$2,250, 5.55%, due February 2053	February 2023	2,250	5.62%
Total fixed rate senior notes		$12,250
Unamortized discount/issuance costs		(67)
Total fixed-rate senior notes, net		$12,183

We used the net proceeds from the issuance of the senior notes to repay the amount of indebtedness outstanding under the Bridge Credit Agreement, to repay $1.3 billion of senior notes due February 2023 and to partially repay our outstanding commercial paper notes. The interest is payable semi-annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle. All existing and future indebtedness and liabilities of the subsidiaries of Oracle are or will be effectively senior to the senior notes. We were in compliance with all senior notes-related covenants at February 28, 2023. The material terms and conditions of the senior notes are set forth in, and the foregoing description of the senior notes is qualified in its entirety by reference to, the Officers’ Certificates filed as Exhibit 4.1 to Oracle’s Current Report on Form 8-K filed on November 9, 2022 and filed herewith as Exhibit 4.01 and incorporated by reference herein.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

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

There were $1.9 billion of outstanding commercial paper notes as of February 28, 2023 (none outstanding as of May 31, 2022) that mature at various dates through May 2023. The effective interest rate including issuance costs was 5.24% and 4.55% for the third quarter and first nine months of fiscal 2023, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

6.	RESTRUCTURING ACTIVITIES

Fiscal 2022 Oracle Restructuring Plan

During fiscal 2022, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2022 Restructuring Plan). In the first nine months of fiscal 2023, our management supplemented the 2022 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2022 Restructuring Plan are up to $927 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $359 million and $117 million of restructuring expenses in connection with the 2022 Restructuring Plan in the first nine months of fiscal 2023 and 2022, respectively. We expect to incur some of the estimated remaining $342 million through the end of fiscal 2023. Any changes to the estimates or timing of executing the 2022 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2022(2)	Nine Months Ended February 28, 2023				Accrued February 28, 2023(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
2022 Restructuring Plan(1)
Cloud and license	$34	$206	$(3)	$(163)	$—	$74	$291	$515
Hardware	7	14	—	(13)	(1)	7	25	32
Services	9	18	—	(14)	(1)	12	34	51
Other	10	127	—	(103)	—	34	235	329
Total 2022 Restructuring Plan	$60	$365	$(3)	$(293)	$(2)	$127	$585	$927
Total other restructuring plans(6)	$71	$—	$(3)	$(17)	$(2)	$49
Total restructuring plans	$131	$365	$(6)	$(310)	$(4)	$176

(1)

Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.

(2)	As of February 28, 2023 and May 31, 2022, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
(3)	Costs recorded for the respective restructuring plans during the period presented.
(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.
(5)	Represents foreign currency translation and certain other non-cash adjustments.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2023	May 31, 2022
Cloud services and license support	$7,528	$7,406
Hardware	498	555
Services	524	360
Cloud license and on-premise license	48	36
Deferred revenues, current	8,598	8,357
Deferred revenues, non-current (in other non-current liabilities)	790	753
Total deferred revenues	$9,388	$9,110

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

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of February 28, 2023, approximately $8.3 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 15.4 million shares for $1.1 billion during the nine months ended February 28, 2023 and 177.9 million shares for $15.6 billion during the nine months ended February 28, 2022 under the stock repurchase program.

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

Dividends on Common Stock

In March 2023, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock, an increase of $0.08 per share over the dividend declared in December 2022. The dividend is payable on April 24, 2023 to stockholders of record as of the close of business on April 11, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2023 Stock‑Based Awards Activity and Compensation Expense

During the first nine months of fiscal 2023, we issued 74 million restricted stock-based units (RSUs), substantially all of which were part of our annual stock-based award process, and assumed 5 million RSUs in connection with

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

our acquisition of Cerner. All issued and assumed RSUs are subject to service-based vesting restrictions. These fiscal 2023 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 10 million shares during the first nine months of fiscal 2023.

The RSUs that were granted during the nine months ended February 28, 2023 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 12 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Cloud services and license support	$114	$55	$319	$145
Hardware	5	4	13	11
Services	39	17	99	49
Sales and marketing	158	113	433	328
Research and development	517	421	1,448	1,188
General and administrative	91	64	271	179
Total stock-based compensation	$924	$674	$2,583	$1,900

9.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 14.5% and 13.8% for the three and nine months ended February 28, 2023, respectively, and 18.4% and 12.3% for the three and nine months ended February 28, 2022, respectively.

Our net deferred tax assets were $5.3 billion and $6.8 billion as of February 28, 2023 and May 31, 2022, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining or have examined returns of Oracle and various acquired entities for years through fiscal 2023. Many of the relevant tax years are at an

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

advanced stage in examination or subsequent controversy resolution processes. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Cloud and license:
Revenues	$10,211	$8,926	$29,565	$25,901
Cloud services and license support expenses	1,842	1,231	5,209	3,568
Sales and marketing expenses	1,874	1,760	5,738	5,083
Margin(1)	$6,495	$5,935	$18,618	$17,250
Hardware:
Revenues	$811	$798	$2,424	$2,328
Hardware products and support expenses	236	237	758	696
Sales and marketing expenses	81	88	243	265
Margin(1)	$494	$473	$1,423	$1,367
Services:
Revenues	$1,376	$789	$4,129	$2,371
Services expenses	1,147	633	3,265	1,873
Margin(1)	$229	$156	$864	$498
Totals:
Revenues	$12,398	$10,513	$36,118	$30,600
Expenses	5,180	3,949	15,213	11,485
Margin(1)	$7,218	$6,564	$20,905	$19,115

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

The following table reconciles total operating segment margin to income before income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Total margin for operating segments	$7,218	$6,564	$20,905	$19,115
Research and development	(2,146)	(1,816)	(6,397)	(5,254)
General and administrative	(402)	(335)	(1,179)	(953)
Amortization of intangible assets	(886)	(279)	(2,712)	(882)
Acquisition related and other	(37)	(20)	(140)	(4,707)
Restructuring	(78)	(19)	(359)	(89)
Stock-based compensation for operating segments	(316)	(189)	(864)	(533)
Expense allocations and other, net	(93)	(84)	(301)	(273)
Interest expense	(908)	(667)	(2,550)	(2,051)
Non-operating expenses, net	(134)	(315)	(386)	(348)
Income before income taxes	$2,218	$2,840	$6,017	$4,025

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Americas	$7,671	$5,849	$22,649	$16,905
EMEA(1)	3,067	3,014	8,653	8,751
Asia Pacific	1,660	1,650	4,816	4,944
Total revenues	$12,398	$10,513	$36,118	$30,600

(1)	Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Cloud services	$4,053	$2,791	$11,445	$7,919
License support	4,870	4,846	14,493	14,643
Total cloud services and license support revenues	$8,923	$7,637	$25,938	$22,562

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Applications cloud services and license support	$4,166	$3,187	$12,262	$9,377
Infrastructure cloud services and license support	4,757	4,450	13,676	13,185
Total cloud services and license support revenues	$8,923	$7,637	$25,938	$22,562

11.	EARNINGS PER SHARE

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2023	2022	2023	2022
Net income	$1,896	$2,319	$5,184	$3,528
Weighted average common shares outstanding	2,698	2,670	2,692	2,711
Dilutive effect of employee stock plans	78	84	65	89
Dilutive weighted average common shares outstanding	2,776	2,754	2,757	2,800
Basic earnings per share	$0.70	$0.87	$1.93	$1.30
Diluted earnings per share	$0.68	$0.84	$1.88	$1.26
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	33	33	56	32

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

February 28, 2023

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

After plaintiff filed the July 18, 2017 complaint, an additional plaintiff joined the case. Plaintiffs filed several amended complaints, and filed their most recent amended complaint on December 11, 2020. The operative complaint asserts claims for breach of fiduciary duty against our Chief Executive Officer, our Chief Technology Officer, the estate of Mark Hurd (our former Chief Executive Officer who passed away on October 18, 2019), and two other members of our Board of Directors. Oracle is named as a nominal defendant. On December 11, 2020, the estate of Mark Hurd and the two other members of our Board of Directors moved to dismiss this complaint. On June 21, 2021, the court granted this motion as to the estate of Mark Hurd and one Board member and denied the motion as to the other Board member, who filed an answer to the complaint on August 9, 2021. On December 28, 2020, our Chief Executive Officer, our Chief Technology Officer, and Oracle as a nominal defendant filed answers to the operative complaint.

Trial commenced on July 18, 2022, and has concluded. On November 18, 2022, the court held a final hearing on the parties’ post-trial briefing. On December 27, 2022, the court “so ordered” a stipulation, dismissing the Board member from this action. The court has not yet issued a decision regarding our Chief Executive Officer and Chief Technology Officer.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Securities Class Action and Derivative Litigation Concerning Oracle’s Cloud Business

On August 10, 2018, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the Northern District of California against us, our Chief Technology Officer, our then-two Chief Executive Officers, two other Oracle executives, and one former Oracle executive. As noted above, Mr. Hurd, one of our then-two Chief Executive Officers, passed away on October 18, 2019. On March 8, 2019, plaintiff filed an amended complaint. Plaintiff alleges that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud business. Plaintiff further alleges that the former Oracle executive engaged in insider trading. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs, and unspecified declaratory/injunctive relief. On April 19, 2019, defendants moved to dismiss plaintiff’s amended complaint. On December 17, 2019, the court granted this motion, giving plaintiffs an opportunity to file an amended complaint, which plaintiff filed on February 17, 2020. On April 23, 2020, defendants filed a motion to dismiss, and the court held a hearing on this motion on September 24, 2020. On March 22, 2021, the court granted in part and denied in part this motion. The court dismissed the action as to one Oracle executive and the former Oracle executive. The court permitted plaintiff to proceed with only a narrow omissions theory against the remaining defendants. On April 21, 2021, defendants filed an answer to the complaint. On October 8, 2021, plaintiffs filed a motion for class certification, which the court granted on May 9, 2022. On May 23, 2022, defendants filed a petition in the Ninth Circuit Court of Appeals for permission to appeal the court’s order granting class certification, and plaintiffs filed an opposition on June 2, 2022. On June 3, 2022, the District Court “So Ordered” a stipulation by the parties, which vacated all dates in this case because the parties had reached an agreement to settle this action, subject to the court’s approval. On June 8, 2022, the Ninth Circuit Court of Appeals granted defendants’ unopposed motion to stay the petition for permission to appeal in light of the proposed settlement. On September 15, 2022, the District Court granted plaintiffs’ motion for preliminary

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2023

(Unaudited)

approval of the proposed settlement, under which the matter is resolved for a payment by the Company of $17,500,000. This sum includes all fees and costs. On January 12, 2023, the court held a final approval hearing, and approved the proposed settlement. On January 13, 2023, a judgment dismissing this case was entered. No notice of appeal was filed, and the time to appeal has expired. This matter is now concluded.

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

Plaintiff filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer, and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the class action discussed above caused harm to Oracle, and that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws. Plaintiffs seek a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, damages, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. On June 14, 2021, the court “so ordered” a stipulation from the parties, staying this case pending resolution of the 10b-5 action. While the parties were scheduled to participate in a mediation on October 14, 2022, that mediation was canceled. On October 28, 2022, the District Court “So Ordered” a stipulation extending the stay in this case until November 30, 2022, and on December 7, 2022, the court signed a second stipulation, extending the stay until January 31, 2023. The parties are meeting and conferring regarding how this litigation will proceed.

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 33% and 32% of our total revenues for the three and nine months ended February 28, 2023, respectively, and 27% and 26% of our total revenues for the three and nine months ended February 28, 2022, respectively.

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

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy. We have acquired certain companies and technologies during the first nine months of fiscal 2023 and full year fiscal 2022, including Cerner. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information related to our acquisition of Cerner and our other recent acquisitions.

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

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2023 compared to the same periods of fiscal 2022 was impacted by our recent acquisitions, including Cerner. In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2023 compared to the same periods of fiscal 2022, we may qualitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Separately, as described in Note 16 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, we remitted and recorded $4.7 billion for certain litigation related items during the first nine months of fiscal 2022.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into

U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2022, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2023 and 2022, our financial statements would reflect reported revenues of $1.05 million in the first nine months of fiscal 2023 (using 1.05 as the month-end average exchange rate for the period) and $1.11 million in the first nine months of fiscal 2022 (using 1.11 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first nine months of fiscal 2023 and 2022 using the May 31, 2022 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Total Revenues by Geography:
Americas	$7,671	31%	31%	$5,849	$22,649	34%	34%	$16,905
EMEA(1)	3,067	2%	7%	3,014	8,653	-1%	8%	8,751
Asia Pacific	1,660	1%	9%	1,650	4,816	-3%	9%	4,944
Total revenues	12,398	18%	21%	10,513	36,118	18%	23%	30,600
Total Operating Expenses	9,138	37%	39%	6,691	27,165	12%	15%	24,176
Total Operating Margin	$3,260	-15%	-11%	$3,822	$8,953	39%	54%	$6,424
Total Operating Margin %	26%			36%	25%			21%
% Revenues by Geography:
Americas	62%			55%	63%			55%
EMEA	25%			29%	24%			29%
Asia Pacific	13%			16%	13%			16%
Total Revenues by Business:
Cloud and license	$10,211	14%	17%	$8,926	$29,565	14%	19%	$25,901
Hardware	811	2%	4%	798	2,424	4%	8%	2,328
Services	1,376	74%	80%	789	4,129	74%	82%	2,371
Total revenues	$12,398	18%	21%	$10,513	$36,118	18%	23%	$30,600
% Revenues by Business:
Cloud and license	82%			85%	82%			85%
Hardware	7%			8%	7%			7%
Services	11%			7%	11%			8%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased across all of our three businesses during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to revenue contributions from our acquisition of Cerner. Excluding the impact of our acquisition of Cerner, the constant currency revenues increase during the fiscal 2023 periods presented relative to the corresponding prior year periods in our cloud and license business was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and also renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services and, for the first nine months of fiscal 2023, the growth in our cloud license and on-premise license revenues. In our hardware business, the increase during the first nine months of fiscal 2023 was primarily due to growth in our Oracle Exadata and certain other strategic hardware product offerings. In our services business, the increase during the fiscal 2023 periods presented was attributable to an increase in revenues for each of our primary services offerings.

In reported currency, Cerner contributed $1.5 billion and $4.4 billion to our total revenues during the third quarter and first nine months of fiscal 2023, respectively. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 84%, 10% and 6%, respectively, of the constant currency total revenue growth during each of the fiscal 2023 periods presented.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to additional operating expenses as a result of our acquisition of Cerner, including higher intangible assets amortization; higher cloud services and license support expenses, which were primarily due to higher employee related expenses due to higher headcount and infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher hardware expenses, which were primarily due to incremental hardware product costs related to Cerner’s hardware business; higher restructuring expenses; and higher expenses across other operating expense categories primarily due to higher employee related expenses. Furthermore, during the first nine months of fiscal 2022, we recorded gains of $250 million on operating asset sales, which was allocated as a benefit to most of our operating expense lines as presented per our condensed consolidated statement of operations which reduced our total operating expenses during the same period. These constant currency expense increases during the first nine months of fiscal 2023 were partially offset by the absence of $4.7 billion of litigation related charges that was recorded to acquisition related and other expenses during the first nine months of fiscal 2022. We do not expect the litigation related charges to recur in future periods.

During each of the fiscal 2023 and 2022 periods presented, we curtailed certain variable expenditures including employee travel expenses, among others, primarily in response to COVID-19. We expect certain of these expenses may normalize in future periods.

In constant currency, our total operating margin and total operating margin as a percentage of revenues decreased during the third quarter of fiscal 2023, relative to the corresponding prior year period, due to total expenses growth. In constant currency, our total operating margin and total operating margin as a percentage of revenues increased during the first nine months of fiscal 2023, relative to the corresponding prior year period, primarily due to certain litigation related charges noted above that increased our operating expenses during the first nine months of fiscal 2022.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2023	2022	2023	2022
Amortization of intangible assets(1)	$886	$279	$2,712	$882
Acquisition related and other(2)	37	20	140	4,707
Restructuring(3)	78	19	359	89
Stock-based compensation, operating segments(4)	316	189	864	533
Stock-based compensation, R&D and G&A(4)	608	485	1,719	1,367
Income tax effects(5)	(439)	(209)	(1,457)	(1,680)
	$1,486	$783	$4,337	$5,898

(1)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of February 28, 2023, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2023	$869
Fiscal 2024	2,995
Fiscal 2025	2,283
Fiscal 2026	1,620
Fiscal 2027	664
Fiscal 2028	635
Thereafter	1,641
Total intangible assets, net	$10,707

(2)

For all periods presented, acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. For the nine months ended February 28, 2022, acquisition related and other expenses also included certain litigation related charges. We consider the litigation related charges that are included in this line item to be outside our ordinary course of business based on the following considerations: (i) the unprecedented nature of the litigation related charges including the nature and size of the damages awarded; (ii) the dissimilarity of this litigation and related charges to recurring litigation of which we are a party in our normal business course for which any and all such charges are included in our GAAP operating results and are not separately quantified and disclosed within this line item or any other line in the table presented above; (iii) the complexity of the case; (iv) the counterparty involved; and (v) our expectation that litigation related charges of this nature will not recur in future periods; amongst other factors.

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

(4)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2023	2022	2023	2022
Cloud services and license support	$114	$55	$319	$145
Hardware	5	4	13	11
Services	39	17	99	49
Sales and marketing	158	113	433	328
Stock-based compensation, operating segments	316	189	864	533
Research and development	517	421	1,448	1,188
General and administrative	91	64	271	179
Total stock-based compensation	$924	$674	$2,583	$1,900

(5)

For all periods presented, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure. These adjustments resulted in effective tax rates of 18.4% and 19.4%, instead of 14.5% and 13.8%, respectively, for the third quarter and first nine months of fiscal 2023 and 19.0% and 18.8%, instead of 18.4% and 12.3%, respectively, for the third quarter and first nine months of fiscal 2022, which in each case represented our effective tax rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Cloud and License Revenues:
Americas	$6,368	25%	25%	$5,082	$18,662	27%	28%	$14,657
EMEA	2,503	0%	5%	2,507	7,037	-3%	6%	7,263
Asia Pacific	1,340	0%	9%	1,337	3,866	-3%	8%	3,981
Total revenues	10,211	14%	17%	8,926	29,565	14%	19%	25,901
Expenses:
Cloud services and license support(1)	1,842	50%	52%	1,231	5,209	46%	50%	3,568
Sales and marketing(1)	1,874	6%	9%	1,760	5,738	13%	17%	5,083
Total expenses(1)	3,716	24%	27%	2,991	10,947	27%	31%	8,651
Total Margin	$6,495	9%	13%	$5,935	$18,618	8%	13%	$17,250
Total Margin %	64%			66%	63%			67%
% Revenues by Geography:
Americas	62%			57%	63%			57%
EMEA	25%			28%	24%			28%
Asia Pacific	13%			15%	13%			15%
Revenues by Offerings:
Cloud services	$4,053	45%	48%	$2,791	$11,445	45%	49%	$7,919
License support	4,870	0%	3%	4,846	14,493	-1%	4%	14,643
Cloud license and on-premise license	1,288	0%	4%	1,289	3,627	9%	14%	3,339
Total revenues	$10,211	14%	17%	$8,926	$29,565	14%	19%	$25,901
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$4,166	31%	33%	$3,187	$12,262	31%	35%	$9,377
Infrastructure cloud services and license support	4,757	7%	10%	4,450	13,676	4%	9%	13,185
Total cloud services and license support revenues	$8,923	17%	20%	$7,637	$25,938	15%	20%	$22,562

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support for which we delivered such cloud and support services during the periods presented; and revenue contributions from our Cerner acquisition. The growth in cloud license and on-premise license revenues also contributed to the growth in our cloud and license business’ total revenues during the first nine months of fiscal 2023. In reported currency, Cerner contributed $884 million and $2.7 billion to our cloud and license business’ revenues during the third quarter and first nine months of fiscal 2023, respectively. In constant currency, the Americas region contributed 84% and 85% and the Asia Pacific region contributed 7% and 6% to the revenue growth for this business during the third quarter and first nine months of fiscal 2023, respectively, and the EMEA region contributed 9% to the revenue growth for this business during each of the fiscal 2023 periods presented.

In constant currency, our total cloud and license business’ expenses increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses due to higher headcount; higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues; and additional operating expenses due to our Cerner acquisition. In addition, an allocation of gains from operating asset sales in the first nine months of fiscal 2022 decreased our expenses during that period, with no comparable transaction during the first nine months of fiscal 2023. Our cloud services and license support expenses have grown in recent periods, and we expect this growth to continue during fiscal 2023 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Hardware Revenues:
Americas	$394	0%	0%	$392	$1,248	10%	11%	$1,132
EMEA	251	1%	4%	248	704	-1%	6%	708
Asia Pacific	166	6%	13%	158	472	-3%	7%	488
Total revenues	811	2%	4%	798	2,424	4%	8%	2,328
Expenses:
Hardware products and support(1)	236	0%	2%	237	758	9%	13%	696
Sales and marketing(1)	81	-8%	-6%	88	243	-8%	-4%	265
Total expenses(1)	317	-2%	0%	325	1,001	4%	8%	961
Total Margin	$494	4%	7%	$473	$1,423	4%	9%	$1,367
Total Margin %	61%			59%	59%			59%
% Revenues by Geography:
Americas	49%			49%	52%			49%
EMEA	31%			31%	29%			30%
Asia Pacific	20%			20%	19%			21%

(1)

Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

The increase in our constant currency hardware revenues in the fiscal 2023 periods presented was primarily due to revenue contributions from our Cerner acquisition and, for the first nine months of fiscal 2023, the increase in our constant currency hardware revenues was also due to growth in our Oracle Exadata and certain other strategic hardware product offerings, in each case relative to the corresponding prior year periods. In reported currency, Cerner contributed $34 million and $115 million to our hardware business’ revenues during the third quarter and first nine months of fiscal 2023, respectively. Our hardware business’ revenues were adversely impacted during each of the fiscal 2023 and 2022 periods presented due to the impacts of the COVID-19 pandemic, including global supply chain shortages for technology components that resulted in certain manufacturing delays. In constant currency, the Americas region contributed 5% and 62%, the EMEA region contributed 34% and 22% and the Asia Pacific region contributed 61% and 16% to the revenue growth for this business during the third quarter and first nine months of fiscal 2023, respectively.

Excluding the effects of currency rate fluctuations, total hardware expenses was flat during the third quarter of fiscal 2023 relative to the corresponding prior year period and increased during the first nine months of fiscal 2023 relative to the corresponding prior year period, primarily due to incremental hardware product costs from Cerner’s hardware business.

In constant currency, our hardware business’ total margin increased during the fiscal 2023 periods presented and total margin as a percentage of revenues increased during the third quarter of fiscal 2023, in each case relative to the corresponding prior year periods, due to higher total revenues for this business. Total margin as a percentage of revenues remained flat for the first nine months of fiscal 2023 relative to the corresponding prior year period.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Services Revenues:
Americas	$909	143%	142%	$375	$2,739	145%	146%	$1,116
EMEA	313	21%	28%	259	912	17%	28%	780
Asia Pacific	154	-1%	7%	155	478	1%	12%	475
Total revenues	1,376	74%	80%	789	4,129	74%	82%	2,371
Total Expenses(1)	1,147	81%	87%	633	3,265	74%	82%	1,873
Total Margin	$229	47%	50%	$156	$864	73%	81%	$498
Total Margin %	17%			20%	21%			21%
% Revenues by Geography:
Americas	66%			47%	66%			47%
EMEA	23%			33%	22%			33%
Asia Pacific	11%			20%	12%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to revenue contributions from our Cerner acquisition and revenue increases in each of our primary services offerings. In reported currency, Cerner contributed $535 million and $1.6 billion, respectively, to our services business’ revenues during the third quarter and first nine months of fiscal 2023. In constant currency, the Americas region contributed 87% and 86% and the Asia Pacific region contributed 2% and 3% to the revenue growth for this business during the third quarter and first nine months of fiscal 2023, respectively, and the EMEA region contributed 11% to the revenue growth for this business during each of the fiscal 2023 periods presented.

In constant currency, total services expenses increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to additional operating expenses due to our acquisition of Cerner and other higher employee related expenses due to higher headcount.

In constant currency, our services business’ total margin increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, due to higher total revenues for this business. Total margin as a percentage of revenues for this business decreased during the third quarter of fiscal 2023 due to expenses growth and was flat during the first nine months of fiscal 2023, in each case relative to the corresponding prior year periods.

Research and Development Expenses:   Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Research and development(1)	$1,629	17%	19%	$1,395	$4,949	22%	25%	$4,066
Stock-based compensation	517	23%	23%	421	1,448	22%	22%	1,188
Total expenses	$2,146	18%	20%	$1,816	$6,397	22%	24%	$5,254
% of Total Revenues	17%			17%	18%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses, including higher stock-based compensation and additional operating expenses due to our acquisition of Cerner. In addition, an allocation of gains from operating asset sales during the first nine months of fiscal 2022 decreased our expenses during that period, with no comparable transaction during the first nine months of fiscal 2023.

General and Administrative Expenses:   General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
General and administrative(1)	$311	15%	17%	$271	$908	17%	21%	$774
Stock-based compensation	91	43%	43%	64	271	52%	52%	179
Total expenses	$402	20%	22%	$335	$1,179	24%	27%	$953
% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to additional operating expenses due to our acquisition of Cerner and higher stock-based compensation expenses. In addition, an allocation of gains from operating asset sales during the first nine months of fiscal 2022 decreased our expenses during that period, with no comparable transaction in the first nine months of fiscal 2023.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Developed technology	$173	54%	54%	$112	$621	70%	70%	$364
Cloud services and license support agreements and related relationships	386	164%	163%	146	1,135	150%	149%	455
Cloud license and on-premise license agreements and related relationships	117	*	*	5	342	*	*	14
Other	210	*	*	16	614	*	*	49
Total amortization of intangible assets	$886	217%	217%	$279	$2,712	207%	208%	$882

*	Not meaningful

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Transitional and other employee related costs	$15	554%	572%	$2	$52	683%	694%	$6
Business combination adjustments, net	2	-63%	-62%	5	10	37%	39%	8
Other, net	20	61%	65%	13	78	-98%	-98%	4,693
Total acquisition related and other expenses	$37	90%	95%	$20	$140	-97%	-97%	$4,707

Fiscal Third Quarter 2023 Compared to Fiscal Third Quarter 2022: On a constant currency basis, acquisition related and other expenses increased during the third quarter of fiscal 2023 primarily due to higher transitional employee related costs related to our acquisition of Cerner and certain facilities-related right-of-use assets that were abandoned in connection with plans to improve our cost structure and operations during the third quarter of fiscal 2023.

First Nine Months Fiscal 2023 Compared to First Nine Months Fiscal 2022: Excluding the effects of foreign currency rate fluctuations, acquisition related and other expenses decreased during the first nine months of fiscal 2023 primarily due to the absence of $4.7 billion of litigation related charges recorded to acquisition related and other expenses during the first nine months of fiscal 2022 that we generally do not expect to recur, partially offset by higher expenses during the first nine months of fiscal 2023 due to similar reasons as those discussed above.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Restructuring expenses	$78	311%	337%	$19	$359	303%	340%	$89

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

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Interest expense	$908	36%	36%	$667	$2,550	24%	24%	$2,051

Interest expense increased during the fiscal 2023 periods presented, relative to the corresponding prior year periods, primarily due to higher average borrowings during the first nine months of fiscal 2023 resulting from borrowings pursuant to a $15.7 billion delayed draw term loan credit agreement (Bridge Credit Agreement), a $5.6 billion term loan credit agreement (Term Loan Credit Agreement), the issuance of $12.3 billion of senior notes and, to a lesser extent, issuances of commercial paper notes. The amount of indebtedness under the Bridge Credit Agreement was fully repaid from the proceeds from borrowings under the Term Loan Credit Agreement and most of the proceeds from the issuance of $12.3 billion of senior notes during the first nine months of fiscal 2023. The increase in interest expense was partially offset by lower interest expense that resulted from $8.3 billion and $3.8 billion of scheduled repayments made during fiscal 2022 and the first nine months of fiscal 2023, respectively. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Interest income	$90	462%	487%	$16	$180	220%	234%	$56
Foreign currency losses, net	(55)	94%	105%	(29)	(181)	65%	68%	(109)
Noncontrolling interests in income	(41)	-1%	-1%	(42)	(120)	-8%	-8%	(131)
Losses from equity investments, net	(122)	-38%	-38%	(197)	(249)	80%	80%	(138)
Other losses, net	(6)	-91%	-91%	(63)	(16)	-35%	-33%	(26)
Total non-operating expenses, net	$(134)	-57%	-57%	$(315)	$(386)	11%	10%	$(348)

Fiscal Third Quarter 2023 Compared to Fiscal Third Quarter 2022: Our non-operating expenses, net decreased during the third quarter of fiscal 2023 primarily due to higher interest income, lower net losses associated with equity investments and lower other losses, net, which was primarily attributable to lower unrealized investment losses associated with certain marketable equity securities that we held for employee benefit plans and for which an equal and offsetting amount was recorded to our operating expenses during the same period, partially offset by higher foreign currency losses.

First Nine Months Fiscal 2023 Compared to First Nine Months Fiscal 2022: Our non-operating expenses, net increased during the first nine months of fiscal 2023 primarily due to higher net losses associated with equity investments and higher foreign currency losses, partially offset by higher interest income.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Provision for income taxes	$322	-38%	-35%	$521	$833	68%	96%	$497
Effective tax rate	14.5%			18.4%	13.8%			12.3%

Fiscal Third Quarter 2023 Compared to Fiscal Third Quarter 2022: Provision for income taxes decreased during the third quarter of fiscal 2023 primarily due to the net excess of the benefit of amortization of Cerner intangible assets over, to a much lesser extent, an increase in tax expense from unrecognized tax benefits due to settlements with tax authorities and other events.

First Nine Months Fiscal 2023 Compared to First Nine Months Fiscal 2022: Provision for income taxes increased during the first nine months of fiscal 2023 primarily due to higher income before income taxes resulting primarily from the absence of certain litigation related charges we incurred in fiscal 2022. The increase in income tax expense was partially offset by the net excess benefit of amortization of Cerner intangible assets over the combination of increase in taxes attributable to reduced tax benefits related to stock-based compensation and unrecognized tax benefits due to settlement with tax authorities and other events.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2023	Change	May 31, 2022
Working capital	$(4,184)	*	$12,122
Cash, cash equivalents and marketable securities	$8,769	-60%	$21,902

*	Not meaningful

Working capital:   The decrease in working capital as of February 28, 2023 in comparison to May 31, 2022 was primarily due to $27.8 billion net cash used for our acquisition of Cerner, $1.6 billion of repayment of senior notes assumed from our acquisition of Cerner, $3.5 billion of long-term senior notes that were reclassified to current liabilities, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures during the first nine months of fiscal 2023. These unfavorable impacts were partially offset by cash proceeds from borrowings pursuant to the Term Loan Credit Agreement and the issuance of senior notes (refer to Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), the favorable impacts to our net current assets resulting from net income and cash proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:   Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at February 28, 2023 in comparison to May 31, 2022 was primarily due to the net cash outflows of $27.8 billion for our acquisition of Cerner, $1.6 billion of repayment of senior notes assumed from our acquisition of Cerner, $3.8 billion of repayment of senior notes due October 2022 and February 2023, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during the first nine months of fiscal 2023 were partially offset by certain cash inflows, primarily due to cash inflows generated by borrowings pursuant to the Term Loan Credit Agreement and the issuance of senior notes and commercial paper notes, as well as cash inflows from our operations and stock option exercises during the first nine months of fiscal 2023. During the first nine months of fiscal 2023, we also borrowed $15.7 billion pursuant to the Bridge Credit Agreement which was fully repaid within the same period.

	Nine Months Ended February 28,
(Dollars in millions)	2023	Change	2022
Net cash provided by operating activities	$11,518	107%	$5,554
Net cash (used for) provided by investing activities	$(34,872)	*	$12,381
Net cash provided by (used for) financing activities	$10,350	*	$(25,100)

*	Not meaningful

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

Net cash provided by operating activities increased during the first nine months of fiscal 2023, relative to the corresponding prior year period, primarily due to higher net income that was primarily due to the absence of certain litigation related charges recorded during the first nine months of fiscal 2022 that we generally do not expect to recur and certain cash favorable working capital changes, net in the first nine months of fiscal 2023, relative to the corresponding prior year period.

Cash flows from investing activities:   The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities was $34.9 billion during the first nine months of fiscal 2023 compared to net cash provided by investing activities of $12.4 billion during the first nine months of fiscal 2022. The increase in net cash used for investing activities during the first nine months of fiscal 2023 was primarily due to the cash used for our acquisition of Cerner, an increase in cash used for capital expenditures and a decrease in cash proceeds from sales and maturities of marketable securities and other investments, partially offset by a decrease in cash used for the purchases of marketable securities and other investments, in each case relative to the first nine months of fiscal 2022.

Cash flows from financing activities:   The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities was $10.4 billion during the first nine months of fiscal 2023 compared to the net cash used for financing activities of $25.1 billion in the first nine months of fiscal 2022. The increase in net cash provided by financing activities was primarily due to the net cash proceeds from borrowings pursuant to the Term Loan Credit Agreement and the issuance of senior notes and commercial paper notes, net of repayments; lower stock repurchases; lower maturities of senior notes and higher net cash from our employee stock program, in each case during the first nine months of fiscal 2023 relative to the first nine months of fiscal 2022. During the first nine months of fiscal 2023, we also borrowed $15.7 billion pursuant to the Bridge Credit Agreement which was fully repaid within the same period.

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

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2023	Change	2022
Net cash provided by operating activities	$15,503	49%	$10,396
Capital expenditures	(8,205)	116%	(3,805)
Free cash flow	$7,298	11%	$6,591
Net income	$8,373		$7,560
Free cash flow as percent of net income	87%		87%

Recent Financing Activities:

Cash Dividends:  In March 2023, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock, an increase of $0.08 per share over the dividend declared in December 2022. The dividend is payable on April 24, 2023 to stockholders of record as of the close of business on April 11, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Credit Agreements and Related Borrowings:  On June 8, 2022, we borrowed $15.7 billion under the Bridge Credit Agreement to partly finance our acquisition of Cerner. We fully repaid the amount borrowed under the Bridge Credit Agreement during the first nine months of fiscal 2023.

During the first nine months of fiscal 2023, we entered into and subsequently expanded the Term Loan Credit Agreement and borrowed a total of $4.7 billion under the Term Loan 1 Facility and $960 million under the Term Loan 2 Facility. We used the net proceeds of these borrowings to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement. We will begin making quarterly repayments of amounts borrowed under both Term Loan Facilities in September 2024. Any remaining unpaid principal balance under the Term Loan 1 Facility will be fully due and payable on August 16, 2027, and any remaining unpaid principal balance under the Term Loan 2 Facility will be fully due and payable on August 16, 2025, unless the termination date of one or both of the Term Loan Facilities is extended.

Senior Notes:  During the first nine months of fiscal 2023, we issued $12.3 billion of senior notes comprised of the following:

•	$1.0 billion of 5.80% senior notes due November 2025;
•	$750 million of 4.50% senior notes due May 2028;
•	$1.25 billion of 6.15% senior notes due November 2029;
•	$750 million of 4.65% senior notes due May 2030;
•	$2.25 billion of 6.25% senior notes due November 2032;
•	$1.5 billion of 4.90% senior notes due February 2033;
•	$2.5 billion of 6.90% senior notes due November 2052; and
•	$2.25 billion of 5.55% senior notes due February 2053.

We used the net proceeds from the issuance of senior notes to repay the amount of indebtedness outstanding under the Bridge Credit Agreement, to repay $1.3 billion of senior notes due February 2023 and to partially repay our outstanding commercial paper notes.

Cerner Senior Notes and Other Borrowings:  We assumed $1.6 billion of senior notes and other borrowings through our Cerner acquisition, all of which were paid during the first nine months of fiscal 2023.

Commercial Paper Program:  During the first nine months of fiscal 2023, our commercial paper program was increased to $6.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. There were $1.9 billion of outstanding commercial paper notes as of February 28, 2023 (none outstanding as of May 31, 2022) that mature at various dates through May 2023. We use the net proceeds from the issuance of commercial paper for general corporate purposes.

Additional details regarding these activities above are included in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Contractual Obligations:   During the first nine months of fiscal 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2022, other than the closure of our acquisition of Cerner on June 8, 2022, for which we borrowed $15.7 billion on the same day pursuant to the Bridge Credit Agreement. We fully repaid the amount borrowed under the Bridge Credit Agreement during the first nine months of fiscal 2023 with some of the proceeds from the issuance of $12.3 billion of senior notes and the borrowing of $5.6 billion pursuant to the Term Loan Credit Agreement. We also issued $1.9 billion of commercial paper, net of repayments, during the first nine months of fiscal 2023. Additional details are included in the discussion above and in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Further, our operating lease commitments, primarily for data centers, that are generally expected to commence between the remainder of fiscal 2023 and fiscal 2026 for terms of three to fifteen years increased to $8.4 billion as of February 28, 2023. We have not recorded these lease commitments on our Condensed Consolidated Balance Sheets as of February 28, 2023. Refer to Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for more information about our lease commitments.

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

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2019 has been a weighted-average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options at February 28, 2023, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2023, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 8.6%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2023. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2022 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of February 28, 2023, approximately $8.3 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2022—December 31, 2022	0.7	$80.82	0.7	$8,412.8
January 1, 2023—January 31, 2023	0.6	$87.26	0.6	$8,361.1
February 1, 2023—February 28, 2023	0.5	$87.98	0.5	$8,312.4
Total	1.8	$85.10	1.8

Item 6.	Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.01	Forms of 4.500% Notes due 2028, 4.650% Notes due 2030, 4.900% Notes due 2033 and 5.550% Notes due 2053, together with an Officers’ Certificate issued February 6, 2023 setting forth the terms of the Notes	8-K	001-35992	4.1	2/6/23	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 28, 2023 and May 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended February 28, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, formatted in Inline XBRL

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 10, 2023	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 10, 2023	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)