Form 10-K
period 2023-05-31
ORACLE CORP
filed 2023-06-20
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $129,615,142,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2023, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 30, 2022, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 12, 2023: 2,714,259,000.

Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended May 31, 2023.

ORACLE CORPORATION

FISCAL YEAR 2023

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report on Form 10-K (this Annual Report), the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). These include, among other things, statements regarding:

•
our expectation that we may acquire, and realize the anticipated benefits of acquiring, companies, products, services and technologies to further our corporate strategy as compelling opportunities become available;
•
our belief that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings and increase stockholder value;
•
our expectation that, on a constant currency basis, our total cloud and license revenues generally will continue to increase due to expected growth in our cloud services and license support offerings, and continued demand for our cloud license and on-premise license offerings;
•
our belief that our Oracle Cloud Software-as-a-Service (SaaS) and Oracle Cloud Infrastructure (OCI) offerings are opportunities for us to continue to expand our cloud and license business, and that we are in the early stages of what we expect will be a material migration of our existing Oracle customer base from on-premise applications and infrastructure products and services to the Oracle Cloud;
•
our belief that we can market our Oracle SaaS and OCI services to a broader ecosystem of small and medium-sized businesses, non-IT lines of business purchasers, developers and partners due to the highly available, intuitive design, ease of access, low touch and low cost characteristics of the Oracle Cloud;
•
our expectation that substantially all of our customers will renew their license support contracts annually;
•
our belief that Oracle Fusion Cloud Enterprise Resource Planning is a strategic suite of applications that is foundational to facilitate and extract more business value out of the adoption of other Oracle SaaS offerings as customers realize the value of a common data model that spans across core business applications;
•
our belief that our SaaS offerings remove business boundaries between front- and back-office activities;
•
our expectation that current and expected customer demand will require continued growth in our cloud services and license support expenses in order to increase our existing data center capacity and establish additional data centers in new geographic locations;
•
our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and license business;
•
our expectation that we will continue to make significant investments in research and development to maintain and improve our current products and service offerings, and our belief that research and development efforts are essential to maintaining our competitive position;
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
•
our belief that we have adequately provided under U.S. generally accepted accounting principles for outcomes related to our tax audits and that the final outcome of our tax-related examinations,

agreements or judicial proceedings will not have a material effect on our results of operations and our belief that our net deferred tax assets will likely be realized in the foreseeable future;
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
•
declarations of future cash dividend payments and the timing and amount of future stock repurchases, including our expectations that the levels of our future stock repurchase activity may be modified in comparison to past periods in order to use available cash for other purposes and that the amount of stock repurchases will not increase until our gross debt is reduced below certain thresholds;
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
•
our expectation that supply chain shortages and the risks associated with our response to such shortages, including committing to higher purchases and balances of hardware products, will continue to impact us in the future;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “endeavors,” “estimates,” “expects,” “intends,” “is designed to,” “plans,” “seeks,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2024, which runs from June 1, 2023 to May 31, 2024.

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

PART I

Item 1. Business

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise, cloud-based and hybrid deployments (an approach that combines both on-premise and cloud-based deployments), such as Oracle Exadata Cloud@Customer and Dedicated Region offerings (instances of Oracle Cloud in a customer’s own data center) and multicloud options that enable customers to use Oracle Cloud in conjunction with other public clouds. Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Our customers include businesses of many sizes, government agencies, educational institutions and resellers that we market and sell to directly through our worldwide sales force and indirectly through the Oracle Partner Network. Using Oracle technologies, our customers build, deploy, run, manage and support their internal and external products, services and business operations, including, for example, a global cloud applications developer that utilizes Oracle Cloud Infrastructure (OCI) to power its software-as-a-service (SaaS) offerings; a multi-national financial institution that runs its banking applications using Oracle Exadata Cloud@Customer; and a global consumer products company that leverages Oracle Fusion Cloud Enterprise Resource Planning for its accounting processes, risk management, supply chain and financial planning functions.

Oracle SaaS and OCI (collectively Oracle Cloud Services) offerings provide comprehensive and integrated applications and infrastructure services delivered via various cloud delivery models enabling our customers to choose the best option that meets their specific business needs. Oracle Cloud Services integrate the IT components, including software, hardware and services, on a customer’s behalf in a cloud-based IT environment that Oracle deploys, manages, supports and upgrades for the customer and that a customer may access utilizing common web browsers via a broad spectrum of devices.

Oracle Cloud Services are designed to be rapidly deployable to enable customers shorter time to innovation; intuitive for casual and experienced users; easily maintainable to reduce upgrade, integration and testing work; connectable among differing deployment models to enable interoperability and extensibility to easily move workloads among the Oracle Cloud and other IT and cloud environments; cost-effective by lowering upfront customer investments and implementing usage-based resource consumption costs; and highly secure, standards-based and reliable.

Oracle cloud license and on-premise license deployment offerings include Oracle Applications, Oracle Database and Oracle Middleware software offerings, among others, which customers deploy using IT infrastructure from the Oracle Cloud or their own cloud-based or on-premise IT environments. Substantially all customers opt to purchase license support contracts when they purchase an Oracle license.

Oracle hardware products include Oracle Engineered Systems, servers, storage and industry-specific products, among others. Customers generally opt to purchase hardware support contracts when they purchase Oracle hardware products. Oracle also offers professional services to assist our customers and partners to maximize the performance of their investments in Oracle products and services. Providing choice and flexibility to Oracle customers as to when and how they deploy Oracle applications and infrastructure technologies is an important element of our corporate strategy. We believe that offering customers broad, comprehensive, flexible and interoperable deployment models for Oracle applications and infrastructure technologies is important to our growth strategy and better addresses customer needs relative to our competitors, many of whom provide fewer offerings, more restrictive deployment models and less flexibility for a customer’s transition to cloud-based IT environments.

Our investments in, and innovation with respect to, Oracle products and services that we offer through our three businesses (cloud and license, hardware and services businesses, described further below) are another important element of our corporate strategy. In fiscal 2023, 2022 and 2021, we invested $8.6 billion, $7.2 billion and $6.5 billion, respectively, in research and development to enhance our existing portfolio of offerings and to develop new technologies and services. We have a deep understanding as to how applications and infrastructure technologies interact and function with one another, including through the use of OCI to power our Oracle Fusion SaaS Applications, which we and our customers use to run internal business processes. We focus our development efforts on improving the performance, security, reliability, operation, integration and cost-effectiveness of our offerings relative to our competitors; facilitating the ease with which organizations are able to deploy, use, manage and maintain our offerings; and incorporating emerging technologies within our offerings to enable leaner business processes, automation and innovation. For example, the Oracle Autonomous Database is designed to deliver transformational infrastructure as an OCI offering that uses machine learning capabilities to automate many traditionally manual functions. After an initial purchase of Oracle products and services, our customers can continue to benefit from our offerings, research and development efforts and deep IT expertise by electing to purchase and renew Oracle support offerings for their license and hardware deployments, which may include product enhancements that we periodically deliver to our products, and by renewing their Oracle Cloud Services contracts with us.

Our selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings and increase stockholder value. We have invested billions of dollars over time to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings, including our acquisition of Cerner Corporation (Cerner) in June 2022 (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information). We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We have three businesses: cloud and license; hardware; and services. Each business is comprised of a single operating segment. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements, both included elsewhere in this Annual Report, provide additional information related to our businesses and operating segments.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Oracle Applications and Infrastructure Technologies

Oracle’s comprehensive portfolio of applications and infrastructure technologies is designed to address an organization’s IT environment needs, including business process, infrastructure and applications development requirements, among others. Oracle technologies are based upon industry standards and are designed to be enterprise-grade, reliable, scalable and secure. Oracle applications and infrastructure technologies, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure products and services, are the building blocks of Oracle Cloud Services, our partners’ cloud services and our customers’ cloud IT environments. Oracle applications and infrastructure offerings are marketed and sold through our cloud and license and hardware businesses and are delivered through the Oracle Cloud or through other IT deployment models, including cloud-based, hybrid and on-premise deployments.

We believe that our Oracle Cloud Services offerings are opportunities for us to continue to expand our cloud and license business. We believe that our customers increasingly recognize the value of access to the latest versions of Oracle cloud-based applications and infrastructure capabilities via a lower cost, rapidly deployable, flexible and interoperable services model that Oracle provisions, manages, upgrades and maintains on our customers’ behalf. We believe that we can market and sell our Oracle Cloud Services offerings together to help new and existing customers migrate their extensive installed base of on-premise and cloud-based applications and infrastructure technologies to the Oracle Cloud and we believe we are in the early stages of what we expect will be a material migration of our existing Oracle customer base from on-premise applications and infrastructure products and services to the Oracle Cloud. In addition, we also believe we can market our Oracle Cloud Services offerings to a broader ecosystem of small and medium-sized businesses, non-IT lines of business purchasers, developers and partners due to the highly available, intuitive design, ease of access, low touch and low cost characteristics of the Oracle Cloud.

In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services deployment models has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and license support contracts to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and our cloud services revenues represented 32%, 25% and 22% of our total revenues during fiscal 2023, 2022 and 2021, respectively. We expect these trends to continue.

Oracle Applications Technologies

Oracle applications technologies are marketed, sold, delivered and supported through our cloud and license business. Our applications cloud services and license support revenues represented 47%, 42% and 41% of our total cloud services and license support revenues during fiscal 2023, 2022 and 2021, respectively. Oracle applications offerings include our Oracle Cloud SaaS offerings, which are available for customers as a subscription, and Oracle applications license offerings, which are available for customers to purchase for use within the Oracle Cloud and other cloud-based and on-premise IT environments, and include the option to purchase related license support. Regardless of the deployment model selected, our applications technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable performance, agility, compatibility and extendibility. Our applications technologies are generally designed using industry standard architectures to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. We offer applications that are deployable to meet several business automation requirements across a broad range of industries. We also offer industry-specific applications, which provide solutions to customers in the automotive, communications, construction and engineering, consumer goods, energy and water, financial services, food and beverage, government and education, healthcare, high technology, hospitality, industrial manufacturing, life sciences, media and entertainment, oil and gas, professional services, retail, travel and transportation and wholesale distribution industries, among others.

Oracle Cloud Software-as-a-Service (SaaS)

Oracle’s broad spectrum of Oracle Cloud SaaS offerings provides customers a choice of software applications that are delivered via a cloud-based IT environment that we deploy, manage, upgrade and support and that customers purchase by entering into a subscription agreement with us for a stated period. Customers access Oracle Cloud SaaS offerings utilizing common web browsers via a broad spectrum of devices. Our SaaS offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application accessibility, integration and development. Our SaaS offerings represent an industry leading business innovation platform, leveraging Oracle’s Next-Generation Cloud Infrastructure, and include a broad suite of modular, next-generation cloud software applications spanning all core business functions, including, among others:

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
•
Oracle Fusion Cloud Human Capital Management (HCM), which is designed to help organizations find, develop and retain their talent, enable collaboration, provide complete workforce insights, improve business process efficiency and enable users to connect to an integrated suite of HCM applications from any device;
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
•
Oracle Cerner healthcare, which is designed to enable medical professionals to deliver better healthcare to individual patients and communities; and
•
Oracle Advertising, which is designed to enable organizations to leverage their own data and consumer data to inform and measure marketing strategies and programs.

In addition, we offer several cloud-based industry solutions to address specific customer needs within certain industries including communications, construction and engineering, education, financial services, government, healthcare, hospitality, manufacturing and retail, among others.

Customers, partners and other interested parties may elect to subscribe to Oracle applications and infrastructure training and certification programs through a variety of online, cloud-based learning subscriptions offered by Oracle University. Learners generally have unlimited access to course content delivered during the subscription period.

We believe that the comprehensiveness and breadth of our SaaS offerings as a business innovation platform differentiate us from many of our competitors that offer more limited or specialized applications. Our SaaS offerings are designed to support connected business processes in the cloud and are centered on an intuitive and conversational user experience, a responsive, open and flexible business core and a common data model. We believe Oracle Fusion Cloud ERP is a strategic suite of applications that is foundational to facilitating and extracting more business value out of the adoption of other Oracle SaaS offerings, such as Oracle Fusion Cloud HCM and Oracle Fusion Cloud EPM, as customers realize the value of a common data model that spans across core business applications. We believe our SaaS offerings remove business boundaries between front- and back-office activities. Our SaaS offerings are designed to deliver a secure data isolation architecture and flexible upgrades; self-service access controls for users; a Service-Oriented Architecture; built-in social, mobile and business insight capabilities (analytics); and a high performance, high availability infrastructure based on Oracle’s Next-Generation Cloud Infrastructure. These SaaS capabilities are designed to simplify customer IT environments, reduce time to implement and upgrade, enable agility, reduce risk, provide an intuitive user experience for casual and experienced users and enable customers to focus resources on business growth opportunities. Our SaaS offerings are also designed to natively incorporate advanced technologies such as Internet-of-Things (IoT), artificial intelligence (AI), machine learning, blockchain, digital assistants and advances in the “human interface” and how users interact with Oracle Cloud SaaS offerings within a business context or to augment human capabilities to enhance productivity.

Oracle Applications Licenses

Customers have the ability to license Oracle Applications, including Oracle E-Business Suite, PeopleSoft, JD Edwards and Siebel applications, among others, for use within the Oracle Cloud or within their own cloud-based or on-premise IT environments. These licensed applications are designed to manage and automate core business functions across the enterprise, including HCM, ERP, EPM, SCM, Customer Experience and industry-specific applications, as described above, among others.

Oracle License Support

Oracle license support offerings are marketed and sold as a part of our cloud and license business. We provide customers the option to purchase license support contracts in connection with the purchase of Oracle Applications licenses. Substantially all of our customers opt to purchase license support contracts when they purchase Oracle applications and infrastructure licenses to run within the Oracle Cloud or other cloud-based and on-premise IT environments. We believe our license support offerings protect and enhance our customers’ investments in Oracle applications and infrastructure technologies because they provide proactive and personalized support services (including Oracle Lifetime Support) and unspecified license enhancements and upgrades during the term of the support period. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. Our license support contracts are generally priced as a percentage of the net fees paid by the customer to purchase the license, are typically one year in duration and are generally billed to the customer annually in advance.

Oracle Infrastructure Technologies

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business and through our hardware business. Our infrastructure technologies are designed to be flexible, cost-effective, standards-based, secure and highly-performant to facilitate the development, deployment, integration, management and extension across an organization’s cloud-based, on-premise and hybrid IT environments.

Our cloud and license business’ infrastructure technologies include the Oracle Database and MySQL Database, the world’s most popular database management systems; Java, the computer industry’s most widely-used language by professional software developers; and middleware, including development tools, among others. These infrastructure technologies are available through a subscription to our OCI offerings or through the purchase of a license and related license support, at the customer’s option, to run within the Oracle Cloud as a part of a customer’s cloud based, on-premise or other IT environments. Our OCI offerings also include cloud-based compute, storage and networking capabilities, application development and cloud native services, among others, and new and innovative services such as Oracle Autonomous Database (described further below), MySQL HeatWave, AI Infrastructure offerings and emerging technologies such as IoT, digital assistant and blockchain.

Our hardware business’ infrastructure technologies consist of hardware products and certain unique hardware-related software offerings and include Oracle Engineered Systems, enterprise servers, storage solutions, industry-specific hardware, virtualization software, operating systems, management software and related hardware services, including hardware support at the customer’s option. Our customers use Oracle hardware products and related offerings in their cloud-based, on-premise or hybrid environments to run their internal business operations and to deliver products and services to their customers.

We design our infrastructure technologies to work in our customers’ on-premise IT environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach also provides Oracle customers with a choice as to how they can utilize and deploy Oracle infrastructure technologies: through the use of Oracle Cloud offerings; on-premise in our customers’ data centers; or a hybrid combination of these two deployment models, such as in the Oracle Exadata Cloud@Customer deployment models (described further below). We focus on the operation and integration of Oracle infrastructure technologies to make them easier to deploy, extend, interconnect, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. For example, the Oracle Exadata Database Machine integrates multiple Oracle technology components to work together to deliver improved performance, availability, scalability, security and operational efficiency of Oracle Database workloads relative to our competitors’ products.

Oracle Infrastructure Technologies – Cloud and License Business Offerings

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business. Our infrastructure cloud services and license support revenues represented 53%, 58% and 59% of our total cloud services and license support revenues during fiscal 2023, 2022 and 2021, respectively.

Oracle Cloud Infrastructure (OCI)

OCI offerings are based upon Oracle’s Next-Generation Cloud Infrastructure and are designed to deliver our infrastructure technologies, including compute, storage and networking services, as a service. OCI offerings include our Oracle Autonomous Database offerings, among others, that Oracle runs, manages, upgrades and supports on behalf of the customer. We typically charge a prepaid fee that is decremented as the OCI services are consumed by the customer over a stated time period. By utilizing OCI, customers can leverage the Oracle Cloud for enterprise-grade, high performance, scalable, cost-effective and secure infrastructure technologies that are designed to be rapidly deployable and provide real-time elasticity while reducing the amount of time and resources normally consumed by IT processes within on-premise environments. OCI is designed to be differentiated from other cloud vendors to provide better security by separating cloud control code computers from customer compute nodes. Customers use OCI to build and operate new applications ranging from low-code to AI powered cloud-native applications, to run new workloads and to move their existing Oracle or non-Oracle workloads to the Oracle Cloud from their on-premise data centers or other cloud-based IT environments, among other uses. We continue to invest in OCI to improve features and performance; to expand the catalog of cloud-based infrastructure tools and services that we provide; to increase the capacity and geographic footprint to deliver these services; to simplify the processes for migrating workloads to the Oracle Cloud; and to provide customers with the ability to run workloads across different IT environments, the Oracle Cloud as well as other third-party clouds in both hybrid and multicloud deployment models.

Oracle customers and partners utilize OCI offerings for platform-related services that are based upon the Oracle Database, Java and Oracle Middleware, including open source and other tools for a variety of use cases across data management (including the use of Oracle Autonomous Database and MySQL HeatWave), applications development, integration, content management, analytics, IT management and governance, security and rapidly emerging technologies such as machine learning. OCI AI services are designed to be embedded into customer applications for a variety of predictive use cases, including, among others, the servicing of machine parts that are at risk of failing, the stocking of retailer store shelves, credit fraud detection and the financial modeling to stay within a business’ forecasts.

Oracle customers and partners also utilize OCI offerings for highly scalable, available and secure compute, storage and networking services. OCI compute services range from virtual machines to graphics processing unit-based offerings to bare metal servers and include options for high I/O workloads and high performance computing. OCI storage offerings include block, file, object and archive storage services. In addition, our OCI offerings include networking, connectivity and edge services that help connect customers’ data centers and third-party clouds, such as Microsoft Azure, with our OCI services for the creation of distributed and multicloud architectures.

In addition to the full suite of OCI offerings delivered by dozens of Oracle public cloud regions across the globe, we provide our customers with flexibility by offering certain OCI services within a customer’s own data center to address customer latency requirements and address restrictions imposed upon customers that operate in certain regulated industries, entities or jurisdictions with our Dedicated Region and Sovereign cloud offerings. Oracle Exadata Cloud@Customer is designed to enable customers to run Oracle Autonomous Database and Oracle Database securely in their own data centers behind their firewalls while having the services managed by Oracle. OCI Dedicated Region is designed to enable customers to bring a self-contained OCI instance into their data centers while accessing a substantial portfolio of OCI and Oracle SaaS offerings. Oracle Alloy is engineered to enable partners to control the commercial and customer experience to address their specific market needs for cloud services. Oracle Roving Edge Infrastructure offerings are designed to enable customers to access cloud computing and storage services at the edge of networks and in generally disconnected locations in order to accelerate deployment of cloud workloads outside of the data center.

Oracle Database Licenses

Oracle Database is the world’s most popular enterprise database and is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data. Oracle Database is licensed throughout the world by businesses and organizations of all sizes for a multitude of purposes, including, among others: for use within the Oracle Cloud to deliver our Oracle SaaS and OCI offerings; for use as a cloud license by a number of cloud-based vendors as a component of their respective cloud offerings; for packaged and custom applications for transaction processing; and for data warehousing and business intelligence. Oracle Database may be deployed in various IT environments, including Oracle Cloud, Oracle Exadata Cloud@Customer and OCI Dedicated Region environments, other cloud-based IT environments and on-premise data centers, among others. Oracle Database Enterprise Edition is available with a number of optional add-on products to address specific customer requirements. As described above, customers may elect to purchase license support for Oracle Database licenses. We also offer Oracle Database as a cloud service, such as with OCI’s Exadata Database Service and Base Database Service.

In addition to the Oracle Database, we offer a portfolio of specialized databases to address specific customer requirements, including MySQL, the world’s most popular open source database, as a cloud service with MySQL HeatWave or as an on-premise offering.

Oracle Autonomous Database

Oracle Autonomous Database is designed to deliver performance and scale for enterprise database workloads with automated database operations and policy- and machine learning-driven optimization by combining certain Oracle infrastructure technologies, including the Oracle Database, Oracle’s Next-Generation Cloud Infrastructure, Oracle Exadata, and native machine learning capabilities, among others. Oracle Autonomous Database is designed to be self-driving, automating routine database administration tasks, including maintenance, tuning, patching, scaling, security and backup. Oracle Autonomous Database is engineered to lower labor costs and reduce human error while using machine learning-driven diagnostics for fault prediction and error handling and is also engineered to provide automatic threat detection and remediation. Oracle Autonomous Database is designed to enable on-demand, automatic scaling of database resources combined with consumption-based pricing in order to help organizations lower costs by paying only for resources used. The integration of Oracle Autonomous Database with other Oracle Cloud services, such as Java Cloud and the Oracle APEX low-code service, along with open interfaces and integrations, is designed to provide developers with a modern, open platform to develop new and innovative cloud native applications.

For analytics workloads, Oracle Autonomous Database is designed to provide customers with easy-to-use analytics tools and machine learning capabilities that are accelerated using Oracle Exadata’s scale-out infrastructure and work with Oracle Analytics Cloud and third-party analytics tools. We believe Oracle Autonomous Database’s built-in developer capabilities and automation will enable organizations to:

•
quickly deploy new data marts and data warehouses;
•
move existing ones to the cloud; and
•
create data lake houses.

All of which is designed to enable organizations to gain new insights into customer behavior, more accurately anticipate future demand, align workforce deployment with business activity forecasts and accelerate the pace of operations, among other benefits. For transaction processing workloads, Oracle Autonomous Database is designed to enable organizations to safely run a mix of high-performance transactions of ranging complexity. It is also designed to enable organizations to efficiently support dynamic workloads, conduct real-time analysis of transactional data and lower administration costs. Oracle Autonomous Database is available on OCI for shared or dedicated deployments and on-premise with Oracle Exadata Cloud@Customer and OCI Dedicated Region.

Oracle Middleware Licenses

We license our Oracle Middleware, which is a broad family of integrated application infrastructure software, for use in the Oracle Cloud, other cloud-based environments, on-premise data centers and related IT environments. Oracle Middleware is designed to enable customers to design and integrate Oracle and non-Oracle business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence. Built with Oracle’s Java technology platform, Oracle Middleware products are designed to be a foundation for custom, packaged and composite applications, thereby simplifying and reducing time-to-deployment. Oracle Middleware is designed to protect customers’ IT investments and work with both Oracle and non-Oracle databases, middleware and applications software through an open architecture and adherence to industry standards. In addition, Oracle Middleware supports multiple development languages and tools, which enables developers to flexibly build once and deploy applications globally across websites, portals and cloud-based applications utilizing a variety of IT environments.

Among our other middleware license offerings, we license development tools, such as Oracle WebLogic Server for Java application development, and Oracle Identity Manager, which automates user identity provisioning and allows enterprises to manage the end-to-end lifecycle of user identities across all enterprise resources. Organizations may elect to purchase license support, as described above, for Oracle Middleware licenses. We also offer certain of our middleware capabilities as a part of our OCI offerings.

Java Licenses

Java is the world’s most popular programming language among professional developers and is used to deliver cloud development and deployment services, microservices, analytics, data management, blockchain, security and continuous integration tools for numerous platforms and technologies, including websites, enterprise and consumer applications, embedded devices and large-scale systems. Java is designed to enable developers to write software on a single platform and run it on many other different platforms, independent of operating system and hardware architecture. Java has been adopted by both independent software vendors (ISVs) that have built their products using Java and by enterprise organizations building custom applications or consuming Java-based ISV products. Oracle is the steward of the Java platform and ecosystem. Customers generally purchase Java offerings through subscriptions that include licenses and support services. Oracle’s Java offerings are used by customers to support their Java deployments and to stay current with the latest security updates and other technology innovations.

Oracle Infrastructure Technologies – Hardware Business Offerings

Oracle infrastructure technologies are also marketed, sold and delivered through our hardware business, including a broad selection of hardware products and related hardware support services to power cloud-based and on-premise IT environments.

Oracle Engineered Systems

Oracle Engineered Systems are core to our cloud-based and on-premise data center infrastructure offerings. Oracle Engineered Systems are pre-integrated products, combining multiple unique Oracle technology components, including database, storage, operating system and management software with server, storage, networking hardware and other technologies. Oracle Engineered Systems are designed to work together to deliver improved performance, scalability, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently in a non-disruptive manner; and to simplify maintenance cycles and improve security by providing a single solution for patching. For example, Oracle Exadata Database Machine is an integrated platform that is optimized for running Oracle Database, achieving higher performance, scalability and availability at a lower cost by combining Oracle Database, storage and operating system software with Oracle server, storage and networking hardware. We offer some of our Oracle Engineered Systems, including the Oracle Exadata Database Machine, among others, through flexible deployment options, including on-premise, as a cloud offering in OCI, and as a hybrid cloud offering in customer data centers.

Oracle Servers

We offer a wide range of Oracle server products that are designed for mission-critical enterprise environments and that are key components of our Oracle Engineered Systems and Oracle Cloud offerings. We have two families of server products: those based on the Oracle SPARC microprocessor, which are designed to be differentiated by their reliability, security and scalability, specifically for UNIX environments; and those using x86 microprocessors. By offering a range of server sizes and microprocessors, customers have the flexibility to choose the types of servers that they believe will be most appropriate and valuable for their particular IT environments.

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

Oracle Industry-Specific Hardware Offerings

We offer hardware products and services designed for certain specific industries, including, among others, our point-of-sale terminals and related hardware that are designed for managing businesses within the food and beverage, hotel and retail industries; hardware products for the healthcare industry; and hardware products and services for communications networks, including network signaling, policy control and subscriber data management solutions, and session border control technology.

Oracle Operating Systems, Virtualization, Management and Other Hardware-Related Software

We offer a portfolio of operating systems, including Oracle Linux and Oracle Solaris, virtualization software and other hardware-related software. We also offer a range of management technologies and products, including Oracle Enterprise Manager and the Oracle Cloud Observability and Management platform, designed to help customers efficiently operate complex IT environments, including both end users’ and service providers’ cloud environments.

Oracle Hardware Support

Oracle hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products such as for Oracle operating systems and firmware. These offerings can also include product repairs, maintenance services and technical support services. We continue to evolve hardware support processes that are intended to proactively identify and solve quality issues and to increase the amount of new and renewed hardware support contracts sold in connection with sales of our hardware products. Hardware support contracts are generally priced as a percentage of net hardware products fees.

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

Manufacturing

We rely on third-party manufacturing partners to produce most of our hardware products that we market and sell to customers and utilize internally to deliver Oracle Cloud Services, and we distribute most of our hardware products from these partners’ facilities. Our manufacturing processes are substantially based on standardization of components across product types and centralization of assembly and distribution centers. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of suppliers. For most of our hardware products, we have existing alternative sources of supply or such sources are readily available. However, we do rely on sole sources for certain hardware components. We monitor and evaluate potential risks of disruption within our supply chain operations. Refer to Risk Factors included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our hardware products and the related risks to our businesses.

Sales and Marketing

We directly market and sell our cloud, license, hardware, support and services offerings globally to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our offerings globally through indirect channels.

In the United States (U.S.), our sales and services employees are based throughout the country. Outside the U.S., our international subsidiaries sell, support and service our offerings in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for our offerings. Our international operations subject us to certain risks, which are more fully described in Risk Factors included in Item 1A of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Research and Development

We develop the substantial majority of our products and services offerings internally utilizing the skills and diversity of a global workforce. In addition, we have extended our products and services offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of U.S. and foreign patents and pending applications that relate to various aspects of our products and technology. However, although we believe that our patents have value, neither our business as a whole nor any of our principal businesses are materially dependent on a single patent. Rapid technological advances in cloud, software and hardware development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current products and services offerings.

Human Capital Resources

At Oracle, our success is driven by the quality of our people, who we believe are among the best and brightest in the industry. We strive to attract and retain talented employees, to support employee success and well-being and to foster a culture where everyone has a voice in driving innovation. Our Board of Directors oversees diversity and inclusion (D&I) matters and the Compensation Committee of our Board of Directors is responsible for reviewing and monitoring matters related to human capital management, including talent acquisition and retention.

Workforce

As of May 31, 2023, we employed approximately 164,000 full-time employees, of which approximately 62,000 were employed in the U.S. and approximately 102,000 were employed internationally. Our approximate employee counts by lines of business are:

27,000	Cloud services and license support operations	39,000	Services
35,000	Sales and marketing	47,000	Research and development
3,000	Hardware	13,000	General and administrative

The average tenure of our employees is approximately eight years and 27% of our employees have been employed with Oracle for ten or more years.

None of our employees in the U.S. are represented by labor unions; however, in certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees.

Diversity and Inclusion

We believe that D&I powers innovation and that the diversity of our workforce is critical to helping our customers solve difficult problems. Our focus on D&I is reflected throughout our organization, starting at the highest level. Our Chief Executive Officer is a woman and forty percent of the members of our Board of Directors are women and/or come from a diverse background. We endeavor to hire employees from a broad pool of talent with diverse backgrounds, perspectives and abilities and we believe Oracle’s leaders serve as role models for our diverse and inclusive workforce. We strive to enable our employees to further their careers, build their networks and foster the skills needed to succeed at Oracle, including through participation in our Employee Resource Groups, which offer employees opportunities to engage in mentor relationships and further develop diverse leaders and employees at Oracle. We seek to continuously build on our inclusive hiring strategies, tracking our progress and holding ourselves accountable for greater diversity at Oracle. Our programs are supported by Oracle leaders across the company with strategic sponsorship from Oracle’s Executive Diversity Council, which is led by Safra Catz, our Chief Executive Officer, and extend through the actions we are taking globally on Oracle’s five D&I Imperatives:

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

We are proud to be recognized for our ongoing progress and commitment to D&I. Examples of recognition received include being named one of the World’s Top Female-Friendly Companies and one of America’s Best Employers For Women by Forbes in 2022 and one of America’s Best Employers For Diversity by Forbes in 2023; a Best Place to Work by the Disability Equality Index in 2022 for the fifth consecutive year; a 2022 Best Place to Work for LGBTQ+ Equality by the Human Rights Campaign; a 2023 5-Star Employer by VETS Indexes; and a 2023 Top Supporter of Historically Black College and University Engineering Schools by Career Communications Group.

Employee Experience

Oracle strives to deliver a great employee experience, anchored by meaningful work, career opportunities and well-being to continue to attract and retain high quality talent. We support employee well-being from multiple dimensions, including economic, health, development and lifestyle with a comprehensive suite of compensation, benefits and learning and development.

Opportunities to Learn and Grow

We believe that one of the primary reasons candidates join Oracle is for the opportunity to develop their careers. We have programs and resources to help our employees explore, build and achieve their career goals. We promote regular career conversations between leaders and employees. These are separate from performance feedback conversations and are focused on helping employees identify and take steps to grow their careers. Our Talent Review process, which runs on Oracle Fusion Cloud HCM, provides the mechanism for leaders to review and discuss opportunities and action plans to develop employees. 29% of our open non-entry level positions were filled internally in fiscal 2023, providing growth opportunities and retaining critical knowledge and talent.

We believe that helping our employees learn and apply new skills is key to retaining them and critical to our ability to innovate and rapidly evolve. We support employees with easily accessible learning resources to help build skills for today and the future. Oracle employees received more than three million hours of training in fiscal 2023 and accessed online learning content at an average rate of more than two million views per month. Our employees take advantage of online classes and learning resources on business, leadership and technical skills, as well as webinars and learning opportunities that are designed to support employee and family well-being.

Leaders Who Listen

We believe that an important aspect of creating a culture and environment that supports employee, customer and business success is listening to employee feedback. We share the results of our annual employee engagement survey with leaders who receive direct observations from employees about areas critical to Oracle’s strategic priorities, including the employee and customer experience. The results of the survey are also discussed with our Board of Directors and committees thereof. In fiscal 2023, 81% of our employees participated in the annual survey. Leaders listen to employees, evaluate feedback and prioritize actions to enhance employee, business and customer success.

Making a Difference

Each year, through our volunteering and giving programs, Oracle employees donate tens of thousands of volunteer hours and millions of dollars (matched by Oracle) to a wide variety of causes. Oracle and our employees also rise to the occasion in times of crisis. During fiscal 2023, through employee donations and Oracle’s matching contributions, we raised more than $1 million for disaster relief and recovery in response to earthquakes in Turkey, hurricanes in the United States and other natural disasters.

Oracle also contributes tens of millions of dollars annually to protect the natural world and wildlife, advance education and strengthen communities. Among our recent commitments is a $1 million multi-year grant to The National Museum of African American History and Culture, a Smithsonian Institution museum located in Washington, D.C.

Oracle is committed to being at the forefront of positive social impact through initiatives focused on education, the environment and community. Our philanthropic education initiatives, Oracle Academy and the Oracle Education Foundation, help students develop the skills they need to become technology innovators and leaders. Oracle also hosts Design Tech High School, a public charter school, at our Redwood Shores, California campus.

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

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their IT environments. Our enterprise cloud, license and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world, including Amazon.com, Inc., Microsoft Corporation, International Business Machines Corporation, Intel Corporation, Cisco Systems, Inc., Adobe Systems Incorporated, Alphabet Inc., Salesforce, Inc. and SAP SE, as well as other companies like Hewlett-Packard Enterprise and Workday, Inc. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we face increased competition as we compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. For example, following our acquisition of Cerner, we also face competition from large healthcare IT providers such as Epic Systems Corporation, Allscripts Healthcare Solutions, Inc., Arcadia Solutions, athenahealth, Inc. and InterSystems Corporation, among others. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures or repositioning of product lines—which invite even greater competition in one or more product offering categories.

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

•
market adoption of cloud-based IT offerings, including SaaS and cloud infrastructure offerings;
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
•
operating system competition among our Oracle Solaris and Linux operating systems, with alternatives including Microsoft’s Windows Server and other UNIX and Linux operating systems;
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

Governmental Regulation

We operate globally and are subject to numerous U.S. federal, state and foreign laws and regulations covering a wide variety of subject matters. For information about governmental regulations applicable to our business, refer to Item 1A Risk Factors included elsewhere in this Annual Report.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on the SEC website at www.sec.gov and our Investor Relations website at www.oracle.com/investor as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We use our Investor Relations website as a means of disclosing material non-public information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, information regarding our environmental policy and global sustainability initiatives and solutions are also available on our website at www.oracle.com/corporate/citizenship. The information posted on or accessible through our website is not incorporated into this Annual Report. The references to our websites are intended to be inactive textual references only.

Information About Our Executive Officers

Our executive officers are listed below:

Name	Office(s)
Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer
Safra A. Catz	Chief Executive Officer and Director
Jeffrey O. Henley	Vice Chairman of the Board of Directors
Edward Screven	Executive Vice President, Chief Corporate Architect
Stuart Levey	Executive Vice President, Chief Legal Officer
Maria Smith	Executive Vice President, Chief Accounting Officer

Mr. Ellison, 78, has been our Chairman of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004. He currently serves as a director of Tesla, Inc.

Ms. Catz, 61, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She currently serves as a director of The Walt Disney Company. She also serves on the U.S. Homeland Security Advisory Council.

Mr. Henley, 78, has served as our Vice Chairman of the Board since September 2014. He previously served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Screven, 58, has been Executive Vice President, Chief Corporate Architect since May 2015. He served as our Senior Vice President, Chief Corporate Architect from November 2006 to April 2015 and as Vice President, Chief

Corporate Architect from January 2003 to November 2006. He held various other positions with us since joining Oracle in 1986.

Mr. Levey, 60, has been our Executive Vice President, Chief Legal Officer since October 2022. Prior to joining Oracle, Mr. Levey served as Chief Executive Officer of Diem Association from August 2020 until June 2022, and as Chief Legal Officer of HSBC Holdings, plc from January 2012 to August 2020.

Ms. Smith, 57, has been our Executive Vice President, Chief Accounting Officer since December 2022. She served as our Senior Vice President, Corporate Controller from December 2020 to December 2022, as our Senior Vice President, Assistant Corporate Controller from September 2017 to December 2020; and as our Vice President, Global Controllers Organization and Mergers and Acquisitions from November 2012 to September 2017. She held various other positions with us since joining Oracle in 1999.

Item 1A. Risk Factors

We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our discussion in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities.

Business and Operational Risks

We may be unsuccessful in developing and selling new products and services, integrating acquired products and services and enhancing our existing products and services. Rapid technological advances, intense competition, changing delivery models and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the industries in which we compete. If we are unable to develop new or sufficiently differentiated products and services, enhance and improve our product offerings and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe to our license, hardware or cloud offerings or renew license support, hardware support or cloud subscriptions contracts. Renewals of these contracts are important to our future success. In addition, we cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have continued to refresh and release new offerings of our cloud products and services. Machine learning and AI are increasingly driving innovations in technology, but if they fail to operate as anticipated or our other products do not perform as promised, our business and reputation may be harmed.

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
•
we fail to meet our contractual service level commitments;
•
there is a delay in market acceptance of and difficulty in transitioning new and existing customers to new, enhanced or acquired product lines or services;
•
sanctions, export controls or other regulatory, legislative or other barriers prevent us from serving certain customers or restrict our customers from operating in specific jurisdictions;
•
there are changes in IT trends that we do not adequately anticipate or timely address with our product development efforts;
•
we do not optimize complementary product lines and services in a timely manner; or

•
we fail to adequately integrate, support or enhance acquired product lines or services.

In addition, our profitability and revenues could be adversely impacted if we lost one or more of our key customers for any reason, including as a result of any of the factors discussed above. Any such loss could also limit or reduce our growth in future periods.

If we do not successfully execute our Oracle Cloud strategy, including our offerings of Oracle Cloud Services, our revenues and profitability may decline. We provide our cloud and other offerings to customers worldwide via a variety of deployment models, including via our cloud-based SaaS and OCI offerings. As these business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our cloud and license offerings. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

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

As a part of our Oracle Cloud strategy, we plan our investment levels based on estimates of future revenues and future anticipated rates of growth. In recent periods, our cloud services and license support expenses have grown to meet current and expected demand for our cloud offerings, including investments to increase our existing data center capacity and to establish data centers in new geographic locations. In connection with these investments, we entered, and expect to continue to enter, into long-term operating lease commitments with third party data center providers that generally require us to pay significant contract termination fees to early exit such obligations should our strategies change, which could adversely impact our profitability and cash flows. In addition, we outfit these data centers with equipment and improvements that we typically depreciate over their estimated useful lives, which could be shortened should our cloud strategies change, which could adversely affect our profitability.

Our products and services may not function properly if we experience significant coding, manufacturing or configuration errors in our cloud, license and hardware offerings. Despite testing prior to the release and throughout the lifecycle of a product or service, our cloud, license and hardware offerings sometimes contain coding, manufacturing or configuration errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released cloud, license or hardware offerings can be time consuming and costly. Errors in our cloud, license or hardware offerings could affect their ability to properly function, integrate or operate with other cloud, license or hardware offerings, could result in service interruptions, delays or outages of our cloud offerings, could create security vulnerabilities in our products or services, could delay the development or release of new products or services or new versions of products or services, and could adversely affect market acceptance of our products or services. This includes third-party software products or services incorporated into our own. If we experience any of these errors, or if there are delays in releasing our cloud, license or hardware offerings or new versions of these offerings, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our and our customers’ abilities to conduct business operations and to ensure accuracy in financial processes and reporting, and may result in unanticipated costs and interruptions. Enterprise customers rely on our cloud, license and hardware offerings and related services to run their businesses, and errors in our cloud, license and hardware offerings and related services could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed. We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Our enterprise cloud, license and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. We believe many vendors spend amounts in excess of what Oracle spends to develop and market applications and infrastructure technologies including databases, middleware products, application development tools, business applications, collaboration products and business intelligence, compute, storage and networking products, among others, which compete with Oracle applications and infrastructure offerings.

In addition, use of our competitors’ technologies can influence a customer’s purchasing decision or create an environment that makes it less efficient to utilize or migrate to Oracle products and services. For example, we offer our customers multicloud services whereby our customers can combine cloud services from multiple clouds with the goal of optimizing cost, functionality and performance. OCI’s multicloud services work with a number of our competitors’ products, including Microsoft Azure, Amazon Web Services and Google Cloud Platform. This multicloud strategy could lead our customers to migrate away from our cloud offerings to our competitors’ products, which could adversely affect our revenues and profitability.

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

If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices, introduce pricing models and offerings or offer other terms that are less favorable to us, in order to compete successfully. Any such changes may reduce revenues and margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud delivery models offered by us and our competitors may unfavorably impact the pricing of our other cloud and license, hardware and services offerings, and we may also incur increased cloud delivery expenses as we expand our cloud operations and update our infrastructure, all of which could reduce our revenues and profitability. Our license support fees and hardware support fees are generally priced as a percentage of our net license fees and net new hardware products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings.

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

Our cloud offerings and hardware offerings are complex, and if we cannot successfully manage this complexity, including the sourcing of technologies and components, the results of these businesses will suffer. We depend on suppliers to develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products that we market and sell to our customers and that we use as a part of our cloud infrastructure to deliver our cloud offerings, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. Our supply chain operations could be disrupted by industry consolidation and component constraints or shortages, natural disasters, political unrest, public health crises, changes to trade laws or regulations, port stoppages or other transportation disruptions or slowdowns, or other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped (such as the tensions between China and Taiwan). If one or more of the risks described above occurs, our cloud and license business and hardware business and related operating results could be materially and adversely affected.

Supply chain shortages have in some instances resulted in increases to the costs of production of our hardware products that we may not be able to pass on to our customers. In addition, we have in some instances responded to such shortages by committing to higher purchases and balances of hardware products that we market and sell to our customers and that we use as a part of our cloud infrastructure to deliver our cloud offerings, relative to our historical positions. While this permits us to secure manufacturing capacity, it has increased excess and obsolescence risk of such hardware products and could adversely impact our profitability and cash flows. We expect these factors will continue to impact us in the future.

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

Our periodic workforce restructurings and reorganizations can be disruptive. We are currently restructuring our workforce and in the past we have restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, changes in strategies, acquisitions and other internal and external considerations. These types of restructurings have resulted, and may in the future result, in increased restructuring costs and temporary reduced productivity while the employees adjusted to their new roles and responsibilities. These types of restructurings may also lead to a shortage of sufficiently skilled employees in certain roles. In addition, we may not achieve or sustain the expected growth, resource redeployment or cost savings benefits of these restructurings, or may not do so within the expected timeframe. These effects could recur in connection with future acquisitions and other restructurings, and our revenues and other results of operations could be negatively affected.

We may lose key employees or may be unable to hire enough qualified employees. We rely on hiring qualified employees and the continued service of our senior management, including our Chairman of the Board of Directors, Chief Technology Officer and founder; our Chief Executive Officer; other members of our executive team; and other key employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Hiring freezes or slowdowns may result in decreased productivity while existing employees take on additional roles and responsibilities, and may also lead to a shortage of sufficiently skilled employees in certain roles.

We recently updated our on-site attendance expectations, which may vary by line of business and location. A transition away from our hybrid work model to on-site work requirements could result in employee dissatisfaction and attrition, and could also lead to increased employee burnout or negatively impact employee productivity. Many of our employees will continue to work from home some or all of the time. While we believe this has helped us engage with a wider pool of talent and may help to retain employees who want or need more flexibility, it may fail to yield these desired benefits and it may present cybersecurity risks and additional risks for our real estate portfolio and strategy. Despite our efforts to reopen our offices in a safe manner, our employees who have opted to return to the office may nevertheless be exposed to health risks, which may expose us to potential liability.

We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and any future departures may be disruptive to our operations.

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

There are risks associated with our cloud and license and hardware indirect sales channels which could affect our future operating results. Our cloud and license, and hardware indirect channel networks are comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our cloud, software and hardware marketing and sales efforts. Our financial results could be adversely affected if:

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

Acquisitions present many risks and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction. We review and consider strategic acquisitions of companies, products, services and technologies. We have a selective and active acquisition program and we expect to continue to make acquisitions in the future because acquisitions have been an important element of our overall corporate strategy. Risks we may face in connection with our acquisition program include:

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
•
we may not realize any anticipated increase in our revenues from an acquisition for a number of reasons, including (1) if a larger than predicted number of customers decline to renew or terminate their contracts with the acquired company; (2) if we are unable to sell the acquired products or service offerings to our customer base; (3) if acquired customers do not elect to purchase our technologies due to differing business practices; or (4) if contract models utilized by an acquired company do not allow us to recognize revenues in a manner that is consistent with our current accounting practices;
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
•
we incurred additional debt to finance our acquisition of Cerner in fiscal 2023 and in the future, we may have to incur additional debt to pay for other acquisitions or have to delay or not proceed with an acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner or on favorable terms; and
•
we may experience additional or unexpected changes in how we are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles, including arrangements that we may assume in an acquisition.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

If we or our customers are unable to operate our respective businesses as a result of the COVID-19 pandemic (or any resurgence of the pandemic), our future results of operations could be harmed. The COVID-19 pandemic and efforts to control its spread have affected, and any spread or resurgence of COVID-19 variants may in the future affect, how we and our customers, partners and suppliers operate our businesses. Our operations have been and may in the future be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control, including preventative measures and other related governmental measures. If we are not able to respond to and manage future impacts of the COVID-19 pandemic effectively, our business will be harmed. In addition, the long-term impact of the COVID-19 pandemic on the broader global economy and related impacts on our business and our customers’ business operations remains uncertain and cannot be predicted. Additional impacts and risks that we are not currently aware of may arise, and the COVID-19 pandemic may also heighten other risks described in this Risk Factors section.

Data Privacy, Cybersecurity and Intellectual Property Risks

If our security measures for our products and services are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, any of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions. Our products and services, including Oracle Cloud Services, store, retrieve, manipulate and manage third-party data, such as our customers’ information and data, as well as our own data. We believe that Oracle in particular is a target for computer hackers and other bad actors because Oracle stores and processes large amounts of data, including in customer sectors involving particularly sensitive data such as health sciences (including patient health information), financial services, retail, hospitality and the government. We and our third-party vendors are regularly subject to attempts by third parties (which may include individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations, nation-states and individuals sponsored by them) to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems. Successful attempts by one of these malicious actors can lead to the compromise of personal information or the confidential information or data of Oracle or our customers. Attempts of this nature typically involve IT-related viruses, worms, and other malicious software programs that attack networks, systems, products and services, exploit potential security vulnerabilities of networks, systems, products and services, create system disruptions and cause shutdowns or denials of service. Third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, our customers, suppliers or partners. Our products and services, including our Oracle Cloud Services, may also be accessed or modified improperly as a result of customer, partner, employee, contractor or supplier error or malfeasance.

If a cyber-attack or other security incident results in unauthorized access to or modification of our customers’ or suppliers’ data, other external data, our own data or our IT systems, or if the services we provide to our customers are disrupted, or if our products or services are reported to have (or are perceived as having) security vulnerabilities, we could incur significant expenses and suffer substantial damage to our brand and reputation. If our customers lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to not be secure, they may decide to reduce or terminate their spend with us. In addition, cyber-attacks and other security incidents could lead to considerable investigation and remediation costs, loss or destruction of information, interruption of our operations, inappropriate use of proprietary and sensitive data, lawsuits, indemnity obligations, regulatory investigations and financial penalties, and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Our remediation efforts may not be successful.

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

Our business practices with respect to data could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer (including across national borders) and share personal and other information that is integral to certain services we provide. Our acquisition of Cerner during fiscal 2023 also subjects us to additional data privacy and other related regulations governing the healthcare industry and patient information, including but not limited to regulations governing electronic health data transmissions, the processing of patient information, healthcare fraud and healthcare information sharing.

Following the European Union’s (EU) General Data Protection Regulation (GDPR), the rate of global consideration and adoption of privacy laws has increased, giving rise to more global jurisdictions in which regulatory inquiries and audits may be requested of Oracle, and if we are not deemed to be in compliance, could result in enforcement actions and/or fines. This is true in the U.S. where, for example, California, Colorado, Connecticut, Utah and Virginia have enacted privacy laws, the U.S. Congress is considering several privacy and security-related bills at the federal level, the federal government is pursuing a range of cybersecurity initiatives pertaining to critical infrastructure companies and government contractors, and a number of other state legislatures are considering privacy laws. Regulators globally are also imposing greater monetary fines for privacy violations. The GDPR provides for monetary penalties of up to 4% of an organization’s worldwide revenue. These penalties can be significant. For example, multiple U.S.-based technology companies have been fined between €225 million and €1.2 billion for alleged GDPR violations. The U.S. Federal Trade Commission continues to fine companies for unfair and deceptive data protection practices, and these fines may increase in size. Taken together, the laws or regulations associated with the enhanced protection of personal and other types of data could greatly increase the size of potential fines related to data protection, and our cost of providing our products and services could result in changes to our business practices or even prevent us from offering certain services in jurisdictions in which we operate. Although we have implemented contracts, diligence programs, policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products and services.

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

Third parties have claimed, and in the future may claim, infringement or misuse of intellectual property rights and/or breach of license agreement provisions. We periodically receive notices from, or have lawsuits filed against us by, third parties claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties include entities that do not design, manufacture, or distribute products or services or that acquire intellectual property for the sole purpose of monetization through infringement assertions. We expect to continue to receive such claims as:

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

We may be subjected to increased taxes due to changes in U.S. or international tax laws or from adverse resolutions of tax audits and controversies. As a multinational corporation, we incur income taxes as well as non-income based taxes (such as payroll, sales, use, property and value-added taxes) in both the U.S. and various foreign jurisdictions. Significant uncertainties exist with respect to the application of the various taxes to the businesses in which we engage, often requiring that we make judgments in determining our tax liabilities and worldwide provision for income taxes. We are regularly under audit by tax authorities in the U.S. and internationally, which has led to disagreements regarding our treatment of various items, including our intercompany transfer prices and calculations and the applicability of withholding taxes to our cross-border transactions. Any unfavorable resolution of these tax audits and controversies could cause our tax liabilities to increase and may have a material and adverse impact on our provision for income taxes and effective tax rate. Although we believe that our income and non-income based tax estimates are reasonable, there is no assurance that the final determination of tax audits or disputes will not be different from what is reflected in our historical income tax provisions and tax accruals.

Countries around the world continually consider and make changes to relevant tax, accounting and other laws, treaties, regulations, guidance and interpretations. In the U.S., certain enacted and proposed legislation may substantially raise U.S. income taxes on our domestic and international profits. Such unfavorable tax legislation resulting from the shifting U.S. political landscape and economic environment create the potential for added volatility in our quarterly provision for income taxes and could have a material adverse impact on our future income tax provisions and effective tax rate.

Other countries also continue to consider changes to their tax laws that could negatively affect us by increasing taxes imposed on our international revenue streams, operations and cross-border transactions, including the imposition of taxes targeted at digital technology businesses and changes in withholding tax rules. The Organization for Economic Cooperation and Development (OECD) and the G20 have developed a two-pillar framework that would provide greater taxing rights to market jurisdictions where customers or users are located and implement a 15% global minimum tax on multinational corporate groups. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s two-pillar framework. These changes may materially increase the level of income tax on our international profits.

Our future income tax provisions and effective tax rate could materially increase under the tax changes discussed above or if other changes are made to applicable tax laws and rules in the U.S. or in other countries in which we do business. Our provision for income taxes also could be adversely affected by changes in the mix of income earned or losses incurred in jurisdictions with differing statutory tax rates, fluctuations in our stock price and level of stock-based compensation expense, changes in the valuation of our deferred tax assets or liabilities and by other factors.

Our international sales and operations and global customer base subject us to additional risks that can adversely affect our operating results. We derive a substantial portion of our revenues from, and have significant operations, outside of the U.S., and in both our U.S. and non-U.S. operations we serve customers based in or with ties to numerous jurisdictions around the world. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These laws and regulations include data privacy requirements, labor relations laws, tax laws, foreign currency-related regulations, competition/antitrust regulations, anti-bribery laws and other laws prohibiting payments to governmental officials such as the U.S. Foreign Corrupt Practices Act (FCPA), market access regulations, tariffs, and import, export and general trade regulations, including but not limited to economic sanctions and embargos. Violations of these laws and regulations could result in monetary fines, civil and/or criminal penalties, enforcement actions against us, our officers or our employees, and prohibitions on the conduct of our business, including disgorgement, the loss of trade privileges, and other remedial measures. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries or territories or to certain entities, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Changes to sanctions or export control regulations in the U.S. and the other jurisdictions where we currently operate or have dealings, or in the future may operate or have dealings, can require suspension or termination of business, including financial transactions, in certain countries, territories or with certain customers and any such action in the future could adversely affect our business, financial condition and results of operations. For example, in March 2022, following Russia’s invasion of Ukraine and the imposition of economic sanctions and export controls targeting Russia by the U.S., EU and other countries, we withdrew our operations from the Russian Federation and the Republic of Belarus. We continue to monitor relations between the U.S. and the Russian Federation, the Republic of Belarus and the People’s Republic of China, among others. It is difficult to anticipate the effect such relations may have on us. Compliance with any further economic sanctions, export controls or other regulatory restrictions (and any retaliatory responses thereto) taken by the U.S. or other countries could prevent us from serving certain customers or restrict our customers from operating in specific jurisdictions, which could have an adverse effect on our operations and results of operations. Compliance with these laws may increase our expenses as we engage specialized or other additional resources to assist us with our compliance efforts.

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
•
political unrest, terrorism and war, including but not limited to the current Russia-Ukraine war, the economic impact thereof and the potential to subject our business to materially adverse consequences should the situation escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the situation relative to the rest of Europe, where a material portion of our business is carried out;
•
the potential for other hostilities, including but not limited to escalating tensions between China and Taiwan;
•
public health risks, social risks and supporting infrastructure stability risks, particularly in areas in which we have significant operations;
•
fluctuations in currency exchange rates and related impacts on customer demand and our operating results;
•
difficulties in accessing or transferring funds from or converting currencies in certain countries that could lead to a devaluation of our net assets, in particular our cash assets, in that country’s currency;
•
regulatory changes, including government austerity measures in certain countries that we may not be able to sufficiently plan for or avoid that may unexpectedly impair bank deposits or other cash assets that we hold in these countries or that impose additional taxes that we may be required to pay in these countries;
•
common local business behaviors or regulatory requirements that conflict with our business ethics, practices and conduct policies;
•
longer payment cycles and difficulties in collecting accounts receivable;
•
overlapping tax regimes; and
•
reduced protection for intellectual property rights in some countries.

The variety of risks and challenges listed above could also disrupt or otherwise negatively impact our supply chain operations and sales of our products and services in affected countries or regions.

As the majority shareholder of Oracle Financial Services Software Limited, a publicly traded company in India, and Oracle Corporation Japan, a publicly traded company in Japan, we face several additional risks, including being subject to local securities regulations and being unable to exert full control that we would otherwise have if these entities were wholly-owned subsidiaries.

Our sales to local, state, federal and foreign government customers expose us to business volatility and risks, including government budgeting cycles and appropriations, procurement regulations, governmental policy shifts, early termination of contracts, audits, investigations, sanctions and penalties. We derive revenues from contracts with the U.S. government, state and local governments, and foreign governments and are subject to procurement laws relating to the award, administration and performance of those contracts.

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

We are also subject to early termination of our contracts. Many governmental entities have the right to terminate contracts at any time for a variety of reasons, including without cause. For example, the U.S. federal government may terminate any of our government contracts and subcontracts at its convenience, or for default based on our performance. U.S. federal, state and local government and foreign government contracts are generally subject to government funding authorizations/appropriations. Contracts may also be terminated due to a lack of government funds.

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

We publish an annual Social Impact Report, which includes disclosure of our Environmental, Social and Governance (ESG) matters and goals. Our disclosures on these matters, and standards we set for ourselves or a failure to meet these standards, may potentially harm our reputation and brand. By electing to set and share publicly these corporate ESG standards, our business may also face increased scrutiny related to ESG activities.

Further, new laws, regulations, policies, and international accords relating to ESG matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in the U.S., Europe and elsewhere, which may require specific, target-driven frameworks or disclosure requirements. For example, in the U.S., the SEC has proposed rules requiring, among other things, disclosure of public companies’ climate-related strategies, costs, impacts and targets. Standards for reporting ESG metrics, including ESG-related disclosures that may be required by the SEC or other regulators, are complex and evolving, and the implementation and oversight of controls to comply with applicable reporting and disclosure standards could impose significant compliance costs. In addition, such disclosure requirements could result in revisions to our previous ESG-related disclosure or challenges in meeting evolving and varied regulatory and other stakeholder expectations and standards, which could expose us to liability or harm our reputation and prospects.

Financial Risks

Our operations can be difficult for us to predict because our quarterly results of operations may fluctuate significantly based on a number of factors. Our revenues, particularly certain of our cloud license and on-premise license revenues and hardware revenues, can be difficult to forecast. A substantial portion of our cloud license, on-premise license and hardware contracts is completed in the latter part of a quarter. Because a significant portion of our cost structure is largely fixed in the short term, sales and revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large license transactions and, to a lesser extent, hardware products transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly sales, revenues and profitability to fall significantly short of our predictions. In addition, sudden shifts in regional or global economic or political activity may cause our sales forecasts to be inaccurate.

In addition, we hold a portfolio of publicly traded and privately held equity investments. Changes in the fair values of these investments are recorded as unrealized gains or losses as a component of consolidated net income in each period. The timing and amount of changes in fair value, if any, of these investments depends on factors beyond our control, including the perceived and actual performance of the companies or funds in which we invest. Changes in the fair values of these investments are also subject to the general conditions of public and private equity markets, which are uncertain and have in the past varied, and may in the future vary, materially by period. Changes in the fair values of these investments have contributed, and may in the future contribute, to volatility in our net income that is not reflective of our core businesses.

Changes in currency exchange rates can adversely affect customer demand and our revenue and profitability. We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Australian Dollar, British Pound, Brazilian Real, Canadian Dollar, Euro, Indian Rupee, Japanese Yen and Saudi Riyal, relative to the U.S. Dollar can significantly affect our total assets, revenues, operating results and cash flows, which are reported in U.S. Dollars. Fluctuations in foreign currency rates, including the strengthening of the U.S. Dollar against the Euro and most other major international currencies, adversely affects our revenue growth in terms of the amounts that we report in U.S. Dollars after converting our foreign currency results into U.S. Dollars and in terms of actual demand for our products and services as certain of these products may become relatively more expensive for foreign currency-based enterprises to purchase. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. Generally, our reported revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. In addition, our reported assets generally are adversely affected when the dollar strengthens relative to other currencies as a portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies and reported in U.S. Dollars.

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

There are risks associated with our outstanding and future indebtedness. As of May 31, 2023, we had an aggregate of $90.5 billion of outstanding indebtedness that will mature between calendar year 2023 and calendar year 2061. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this Risk Factors section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Risks Related to Our Common Stock

Our stock price could become more volatile and your investment could lose value. All of the factors discussed within this Risk Factors section could affect our stock price. The timing of announcements in the public market by us or by our competitors regarding new cloud services, products, product enhancements, technological advances, acquisitions or major transactions could also affect our stock price. Changes in the amounts and frequency of stock repurchases or dividends could affect our stock price. Our stock price could also be affected by factors, some of which are beyond our control, including, among others: speculation in the press, social media and the analyst community; changes in recommendations or earnings related estimates by financial analysts; changes in investors’ or analysts’ valuation measures for our stock; negative analyst surveys or channel check surveys; earnings announcements where our financial results differ from our guidance or investors’ expectations; our credit ratings and market trends unrelated to our performance. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value. Our repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Further, our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. However, we do not expect to increase the amount of stock repurchases until our gross debt is reduced below certain thresholds. Even if fully implemented, our stock repurchase program may not enhance long-term stockholder value. In addition, the Inflation Reduction Act, signed into law on August 16, 2022, imposes an excise tax of 1% (potentially increasing to 4% under certain U.S. tax proposals) on certain corporate stock repurchases.

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

Macroeconomic developments such as the global or regional economic effects resulting from increasing inflation rates, limited liquidity, adverse developments affecting financial institutions, the current Russia-Ukraine war and related economic curtailment initiatives, evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. If any parties with whom we conduct business or invest our cash or cash equivalents are unable to meet their obligations to us, our business could be adversely affected. Bank failures or issues in the broader U.S. or global financial systems may have an impact on the broader capital markets and, in turn, our ability to access those markets.

In addition, international, regional or domestic political unrest and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of cloud license and on-premise license, hardware and related services and, to a lesser extent, also may affect our renewal rates for license support and our subscription-based cloud offerings.

Business disruptions could adversely affect our operating results. A significant portion of our critical business operations are concentrated in a few geographic areas, some of which include emerging market international locations that may be less stable relative to running such business operations solely within the U.S. We are a highly automated business and a disruption or failure of our systems, supply chains and processes could cause delays in completing sales, providing services, including some of our cloud offerings, and enabling a seamless customer experience with respect to our customer facing back-office processes. A major natural disaster, political, social or other disruption to infrastructure that supports our operations or other catastrophic event or the effects of climate change (such as increased storm severity, drought and pandemics) that results in the destruction or disruption of any of our critical business operations, supply chains or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, services, manufacturing, cloud operations and administrative and other functions. Our headquarters facility consists of approximately 0.9 million square feet in Austin, Texas, all of which we own. We also own or lease other facilities for current use consisting of approximately 29.2 million square feet in various other locations in the U.S. and abroad. Approximately 9.6 million square feet, or 32%, of our total owned and leased space is sublet or is being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Our cloud operations deliver our Oracle Cloud Services through the use of global data centers, substantially all of which were leased through colocation suppliers. We believe that our facilities are in good condition and suitable for the conduct of our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 7,297 stockholders of record as of May 31, 2023.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Program

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of May 31, 2023, approximately $8.2 billion remained available for stock repurchases pursuant to our stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 trading plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended May 31, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2023—March 31, 2023	0.6	$87.46	0.6	$8,258.5
April 1, 2023—April 30, 2023	0.5	$94.72	0.5	$8,214.0
May 1, 2023—May 31, 2023	0.5	$98.90	0.5	$8,162.4
Total	1.6	$93.29	1.6

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the S&P Information Technology Index and the Dow Jones U.S. Technology Total Return Index for each of the last five fiscal years ended May 31, 2023, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. We have elected to replace the S&P Information Technology Index with the Dow Jones U.S. Technology Total Return Index because we believe the new index represents a more diversified group of companies across the technology industry and is more aligned with our peer group. In this transition year, the stock performance graph below includes the new index and the previously reported index. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2018 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/18	5/19	5/20	5/21	5/22	5/23
Oracle Corporation	100.0	110.1	119.0	177.2	164.2	246.2
S&P 500 Index	100.0	103.8	117.1	164.3	163.8	168.6
S&P Information Technology Index	100.0	104.4	144.5	206.1	210.2	250.8
Dow Jones U.S. Technology Total Return Index	100.0	103.1	143.4	212.3	203.7	242.2

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our businesses and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition for fiscal 2023 compared to fiscal 2022. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, as filed with the SEC on June 21, 2022, which is available free of charge on the SEC’s website at www.sec.gov and on our Investor Relations website at www.oracle.com/investor.

Business Overview

Oracle provides products and services that address enterprise information technology (IT) environments. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise, cloud-based and hybrid deployments (an approach that combines both on-premise and cloud-based deployments). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Through our worldwide sales force and Oracle Partner Network, we sell to customers all over the world including businesses of many sizes, government agencies, educational institutions and resellers.

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

Cloud and License Business

Our cloud and license business, which represented 83% and 85% of our total revenues in fiscal 2023 and 2022, respectively, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings. Revenue streams included in our cloud and license business are:

•
Cloud services and license support revenues, which include:
o
license support revenues, which are earned by providing Oracle license support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications and infrastructure licenses for use in cloud, on-premise and other IT environments. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. License support contracts are generally priced as a percentage of the net fees paid by the customer to purchase a cloud license and/or on-premise license; are generally billed in advance of the support services being performed; are generally renewed at the customer’s option; and are generally recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year; and
o
cloud services revenues, which are earned by providing customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, deploys, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. Oracle Cloud Services arrangements are generally billed in advance of the cloud services being performed; generally have durations of one to three years; are generally renewed at the customer’s option; and are generally recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time.
•
Cloud license and on-premise license revenues, which include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud-based, on-premise or other IT environments. Our cloud license and on-premise license transactions are generally perpetual in nature and are generally recognized as revenues up front at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point-in-time nature of revenue recognition for license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are generally recognized ratably over the contractual terms. Cloud license and on-premise license customers have the option to purchase and renew license support contracts, as further described above.

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 32%, 25% and 22% of our total revenues during fiscal 2023, 2022 and 2021, respectively.

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

Hardware Business

Our hardware business, which represented 6% and 7% of our total revenues in fiscal 2023 and 2022, respectively, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software, and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

We generally expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and license business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs.

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by many factors, including our manufacturing partners’ abilities to timely manufacture or deliver a few large hardware transactions, with this factor becoming more pronounced in recent periods due to global supply chain constraints for certain technology components; our strategy for and the position of our hardware products relative to competitor offerings; customer demand for competing offerings, including cloud infrastructure offerings; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts; and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; and foreign currency rate fluctuations.

Services Business

Our services business, which represented 11% and 8% of our total revenues in fiscal 2023 and 2022, respectively, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We acquired certain companies and technologies during fiscal 2023 and 2022, including Cerner in fiscal 2023. Refer to Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to our acquisition of Cerner and our other recent acquisitions. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy.

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
•
Business Combinations;
•
Goodwill and Intangible Assets—Impairment Assessments;
•
Accounting for Income Taxes; and
•
Legal and Other Contingencies.

Our senior management has reviewed our critical accounting policies and related disclosures with the Finance and Audit Committee of the Board of Directors. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for more discussion of our critical and other accounting policies. There were no significant changes to our critical accounting policies and estimates from the prior year.

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

Results of Operations

Impact of Acquisitions

The comparability of our operating results for fiscal 2023 compared to fiscal 2022 was impacted by our recent acquisitions, including Cerner. In our discussion of changes in our results of operations for fiscal 2023 compared to fiscal 2022, we have qualitatively disclosed the impact of our acquired products and services subsequent to the acquisition date to the growth in operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we have also provided quantitative disclosures related to such acquired products and services. The impacts of expense contributions from our recent acquisitions subsequent to the acquisition dates generally were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating expenses, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our consolidated statements of operations for fiscal 2023 and 2022.

During fiscal 2022, we remitted and recorded $4.7 billion for certain litigation related items that we do not expect to recur in future periods.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2022, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2023 and 2022, our financial statements would reflect reported revenues of $1.08 million in fiscal 2023 (using 1.08 as the month-end average exchange rate for the period) and $1.07 million in fiscal 2022 (using 1.07 as the month-end average exchange rate for the period).

The constant currency presentation, however, would translate the fiscal 2023 results using the fiscal 2022 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Total Revenues by Geography:
Americas	$31,226	32%	32%	$23,679
EMEA(1)	12,109	1%	8%	12,011
Asia Pacific	6,619	-2%	8%	6,750
Total revenues	49,954	18%	22%	42,440
Total Operating Expenses	36,861	17%	19%	31,514
Total Operating Margin	$13,093	20%	28%	$10,926
Total Operating Margin %	26%			26%
% Revenues by Geography:
Americas	63%			56%
EMEA	24%			28%
Asia Pacific	13%			16%
Total Revenues by Business:
Cloud and license	$41,086	14%	18%	$36,052
Hardware	3,274	3%	6%	3,183
Services	5,594	75%	81%	3,205
Total revenues	$49,954	18%	22%	$42,440
% Revenues by Business:
Cloud and license	83%			85%
Hardware	6%			7%
Services	11%			8%

(1)
Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased across our three businesses during fiscal 2023 relative to fiscal 2022 primarily due to revenue contributions from our acquisition of Cerner. Excluding the impact of our acquisition of Cerner, the constant currency revenues increase during fiscal 2023 relative to fiscal 2022 in our cloud and license business was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and also renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services, partially offset by a decrease in our cloud license and on-premise license revenues. In our hardware business, the increase during fiscal 2023 was primarily due to growth in our Oracle Exadata and certain other strategic hardware product offerings. In our services business, the increase during fiscal 2023 was attributable to an increase in revenues for each of our primary services offerings.

In reported currency, Cerner contributed $5.9 billion to our total revenues during fiscal 2023. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 84%, 10% and 6%, respectively, of the constant currency total revenue growth during fiscal 2023.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased in fiscal 2023 relative to fiscal 2022 primarily due to additional operating expenses as a result of our acquisition of Cerner, including higher intangible assets amortization; higher cloud services and license support expenses, which were primarily due to higher employee related expenses and infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher hardware expenses, which were primarily due to incremental hardware product costs related to Cerner’s hardware business; higher restructuring expenses; and higher expenses across other operating expense categories primarily due to higher employee related expenses. Furthermore, during fiscal 2022, we recorded gains of $250 million on operating asset sales, which was allocated as a benefit to most of our operating expense lines as presented per our consolidated statement of operations and which reduced our total operating expenses during the same period. These constant currency expense increases during fiscal 2023 were partially offset by the absence of $4.7 billion of litigation related charges that were recorded to acquisition related and other expenses during fiscal 2022. We do not expect the litigation related charges to recur in future periods.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased in fiscal 2023, relative to fiscal 2022, primarily due to certain litigation related charges noted above that increased our operating expenses during fiscal 2022.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Year Ended May 31,
(in millions)	2023	2022
Amortization of intangible assets(1)	$3,582	$1,150
Acquisition related and other(2)	190	4,713
Restructuring(3)	490	191
Stock-based compensation, operating segments(4)	1,201	735
Stock-based compensation, R&D and G&A(4)	2,346	1,878
Income tax effects(5)	(2,136)	(1,723)
	$5,673	$6,944

(1)
Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of May 31, 2023, estimated future amortization related to intangible assets was as follows (in millions):

Fiscal 2024	$2,994
Fiscal 2025	2,283
Fiscal 2026	1,620
Fiscal 2027	664
Fiscal 2028	635
Thereafter	1,641
Total intangible assets, net	$9,837
(2)
Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. For fiscal 2022, acquisition related and other expenses also included certain litigation related charges. We consider the litigation related charges that are included in this line item to be outside our ordinary course of business based on the following considerations: (i) the unprecedented nature of the litigation related charges including the nature and size of the damages awarded; (ii) the dissimilarity of this litigation and related charges to recurring litigation of which we are a party in our normal business course for which any and all such charges are included in our GAAP operating results and are not separately quantified and disclosed within this line item or any other line in the table presented above; (iii) the complexity of the case; (iv) the counterparty involved; and (v) our expectation that litigation related charges of this nature will not recur in future periods; among other factors.
(3)
Restructuring expenses during fiscal 2023 and 2022 primarily related to employee severance in connection with our Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” and in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(4)
Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2023	2022
Cloud services and license support	$435	$205
Hardware	18	15
Services	137	67
Sales and marketing	611	448
Stock-based compensation, operating segments	1,201	735
Research and development	1,983	1,633
General and administrative	363	245
Total stock-based compensation	$3,547	$2,613
(5)
For fiscal 2023 and 2022, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure resulted in an effective tax rate of 16.3%, instead of 6.8%, for fiscal 2023 and 16.3%, instead of 12.2%, for fiscal 2022, which in each case represented our effective tax rates as derived per our consolidated statement of operations.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Cloud and License Revenues:
Americas	$25,821	25%	26%	$20,594
EMEA	9,930	-1%	6%	10,016
Asia Pacific	5,335	-2%	8%	5,442
Total revenues	41,086	14%	18%	36,052
Expenses:
Cloud services and license support(1)	7,222	47%	50%	4,915
Sales and marketing(1)	7,738	10%	13%	7,054
Total expenses(1)	14,960	25%	28%	11,969
Total Margin	$26,126	8%	13%	$24,083
Total Margin %	64%			67%
% Revenues by Geography:
Americas	63%			57%
EMEA	24%			28%
Asia Pacific	13%			15%
Revenues by Offerings:
Cloud services	$15,881	47%	50%	$10,809
License support	19,426	0%	4%	19,365
Cloud license and on-premise license	5,779	-2%	2%	5,878
Total revenues	$41,086	14%	18%	$36,052
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$16,651	32%	35%	$12,612
Infrastructure cloud services and license support	18,656	6%	10%	17,562
Total cloud services and license support revenues	$35,307	17%	21%	$30,174

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in fiscal 2023 relative to fiscal 2022 due to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services for which we delivered such cloud and support services during the period presented, as well as revenue contributions from our Cerner acquisition, partially offset by a decrease in our non-Cerner cloud license and on-premise license revenues. In reported currency, Cerner contributed $3.6 billion to our cloud and license business’ revenues during fiscal 2023. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 84%, 9% and 7%, respectively, of the constant currency revenue growth for this business during fiscal 2023.

In constant currency, our total cloud and license business’ expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to higher employee related expenses due to higher headcount; higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues; and additional operating expenses due to our Cerner acquisition. In addition, an allocation of gains from operating asset sales in fiscal 2022 decreased our expenses during that period, with no comparable transaction in fiscal 2023. Our cloud services and license support expenses have grown in recent periods, and we expect this growth to continue during fiscal 2024 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased in fiscal 2023 compared to fiscal 2022 due to increases in total revenues for this business. Total margin as a percentage of revenues for this business decreased in fiscal 2023 compared to fiscal 2022 due to expenses growth.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Hardware Revenues:
Americas	$1,702	9%	10%	$1,558
EMEA	933	-2%	3%	949
Asia Pacific	639	-5%	3%	676
Total revenues	3,274	3%	6%	3,183
Expenses:
Hardware products and support(1)	1,011	7%	10%	944
Sales and marketing(1)	331	-8%	-5%	361
Total expenses(1)	1,342	3%	6%	1,305
Total Margin	$1,932	3%	6%	$1,878
Total Margin %	59%			59%
% Revenues by Geography:
Americas	52%			49%
EMEA	28%			30%
Asia Pacific	20%			21%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

The increase in our constant currency hardware revenues in fiscal 2023 was primarily due to revenue contributions from our Cerner acquisition and growth in our Oracle Exadata and certain other strategic hardware product offerings, relative to fiscal 2022. In reported currency, Cerner contributed $140 million to our hardware business’ revenues in fiscal 2023. Our hardware business’ revenues were adversely impacted during fiscal 2023 and 2022 due to the impacts of the global supply chain shortages for technology components that resulted in certain manufacturing delays. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 75%, 16% and 9%, respectively, to the revenue growth for this business during fiscal 2023.

Excluding the effects of currency rate fluctuations, total hardware expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to incremental hardware product costs from Cerner’s hardware business, partially offset by lower sales and marketing expenses due to lower headcount.

In constant currency, our hardware business’ total margin increased in fiscal 2023 compared to fiscal 2022 due to higher total revenues for this business. In constant currency, total margin as a percentage of revenues remained flat in fiscal 2023 relative to fiscal 2022.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Services Revenues:
Americas	$3,703	143%	143%	$1,527
EMEA	1,246	19%	28%	1,046
Asia Pacific	645	2%	12%	632
Total revenues	5,594	75%	81%	3,205
Total Expenses(1)	4,490	77%	84%	2,539
Total Margin	$1,104	66%	72%	$666
Total Margin %	20%			21%
% Revenues by Geography:
Americas	66%			48%
EMEA	22%			32%
Asia Pacific	12%			20%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in fiscal 2023 relative to fiscal 2022 due to revenue contributions from our Cerner acquisition and revenue increases in each of our primary services offerings. In reported currency, Cerner contributed $2.2 billion to our services business’ revenues during fiscal 2023. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 86%, 11% and 3%, respectively, to the revenue growth for this business during fiscal 2023.

In constant currency, total services expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to additional operating expenses due to our acquisition of Cerner and other higher employee related expenses due to higher headcount.

In constant currency, our services business’ total margin increased in fiscal 2023 relative to fiscal 2022 due to higher total revenues for this business. In constant currency, total margin as a percentage of revenues decreased in fiscal 2023 relative to fiscal 2022 due to expenses growth.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Research and development(1)	$6,640	19%	21%	$5,586
Stock-based compensation	1,983	21%	21%	1,633
Total expenses	$8,623	19%	21%	$7,219
% of Total Revenues	17%			17%

(1)
Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to higher employee related expenses, including higher stock-based compensation and additional operating expenses due to our acquisition of Cerner. In addition, an allocation of gains from operating asset sales during fiscal 2022 decreased our expenses during that period, with no comparable transaction during fiscal 2023.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
General and administrative(1)	$1,216	13%	17%	$1,072
Stock-based compensation	363	48%	48%	245
Total expenses	$1,579	20%	23%	$1,317
% of Total Revenues	3%			3%

(1)
Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses increased in fiscal 2023 relative to fiscal 2022 primarily due to additional operating expenses due to our acquisition of Cerner and higher stock-based compensation expenses. In addition, an allocation of gains from operating asset sales during fiscal 2022 decreased our expenses during that period, with no comparable transaction in fiscal 2023.

Amortization of Intangible Assets: Substantially all of our intangible assets were acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances. Refer to Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our intangible assets and related amortization.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Developed technology	$792	67%	67%	$475
Cloud services and license support agreements and related relationships	1,507	155%	154%	592
Cloud license and on-premise license agreements and related relationships	459	*	*	19
Other	824	*	*	64
Total amortization of intangible assets	$3,582	212%	212%	$1,150

* Not meaningful

Amortization of intangible assets increased in fiscal 2023 relative to fiscal 2022 due to additional amortization from intangible assets that we acquired in recent periods, primarily from our acquisition of Cerner, partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Transitional and other employee related costs	$77	721%	729%	$10
Business combination adjustments, net	10	11%	12%	9
Other, net	103	-98%	-98%	4,694
Total acquisition related and other expenses	$190	-96%	-96%	$4,713

Excluding the effects of foreign currency rate fluctuations, acquisition related and other expenses decreased in fiscal 2023 relative to fiscal 2022 primarily due to the absence of $4.7 billion of litigation related charges recorded to acquisition related and other expenses during fiscal 2022 that we generally do not expect to recur, partially offset by higher transitional employee related costs related to our acquisition of Cerner and certain facilities-related right-of-use assets that were abandoned in connection with plans to improve our cost structure and operations in fiscal 2023.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Restructuring expenses	$490	157%	151%	$191

Restructuring expenses in fiscal 2023 and 2022 primarily related to our 2022 Restructuring Plan. Our management approved, committed to and initiated the 2022 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by our 2022 Restructuring Plan were effected to implement our continued emphasis in developing, marketing, selling and delivering our cloud-based offerings. Certain of the cost savings realized pursuant to our 2022 Restructuring Plan initiatives were offset by investments in resources and geographies that better address the development, marketing, sale and delivery of our cloud-based offerings, including investments in the development and delivery of our second-generation cloud infrastructure.

Interest Expense:

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Interest expense	$3,505	27%	27%	$2,755

Interest expense increased in fiscal 2023 compared to fiscal 2022 primarily due to higher average borrowings during fiscal 2023 resulting from borrowings pursuant to a $15.7 billion delayed draw term loan credit agreement (Bridge Credit Agreement), a $5.6 billion term loan credit agreement (Term Loan Credit Agreement), the issuance of $12.3 billion of senior notes and, to a lesser extent, issuances of commercial paper notes. The amount of indebtedness under the Bridge Credit Agreement was fully repaid from the proceeds from borrowings under the Term Loan Credit Agreement and most of the proceeds from the issuance of $12.3 billion of senior notes during fiscal 2023. The increase in interest expense was partially offset by lower interest expense that resulted from $8.3 billion and $3.8 billion of scheduled repayments made during fiscal 2022 and 2023, respectively. Refer to Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Interest income	$285	204%	214%	$94
Foreign currency losses, net	(249)	25%	27%	(199)
Noncontrolling interests in income	(165)	-11%	-11%	(184)
Losses from equity investments, net	(327)	122%	123%	(147)
Other losses, net	(6)	-92%	-92%	(86)
Total non-operating expenses, net	$(462)	-12%	-12%	$(522)

Our non-operating expenses, net decreased during fiscal 2023 relative to fiscal 2022 primarily due to higher interest income due to higher average interest rates that were applicable to our cash, cash equivalent and marketable securities balances; and lower other losses, net, which was primarily attributable to higher unrealized investment gain associated with certain marketable equity securities that we held for employee benefit plans, and for which an equal and offsetting amount was recorded to our operating expenses during the same period. These decreases were partially offset by higher net losses associated with equity investments and higher foreign currency losses.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Provision for income taxes	$623	-33%	-26%	$932
Effective tax rate	6.8%			12.2%

Provision for income taxes decreased during fiscal 2023, relative to the corresponding prior year period, primarily due to decreases attributable to a combination of the net excess benefit of amortization of Cerner intangible assets, a favorable mix of earnings when compared to fiscal 2022, and, to a lesser extent, tax benefits related to stock-based compensation, which together were partially offset by the net tax impact of the absence of certain litigation related charges we incurred in fiscal 2022.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2023	Change	2022
Working capital	$(2,086)	*	$12,122
Cash, cash equivalents and marketable securities	$10,187	-53%	$21,902

* Not meaningful

Working capital: The decrease in working capital as of May 31, 2023 in comparison to May 31, 2022 was primarily due to $27.8 billion net cash used for our acquisition of Cerner, $1.6 billion of repayment of senior notes assumed from our acquisition of Cerner, $3.5 billion of long-term senior notes that were reclassified to current liabilities, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures during fiscal 2023. These unfavorable impacts were partially offset by cash proceeds from borrowings pursuant to the Term Loan Credit Agreement and the issuance of senior notes (refer to Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), the favorable impacts to our net current assets resulting from net income and cash proceeds from stock option exercises. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at May 31, 2023 in comparison to May 31, 2022 was primarily due to the net cash outflows of $27.8 billion for our acquisition of Cerner, $1.6 billion of repayment of senior notes assumed from our acquisition of Cerner, $3.8 billion of repayment of senior notes due October 2022 and February 2023, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures. These cash outflows during fiscal 2023 were partially offset by certain cash inflows, primarily due to cash inflows generated by borrowings pursuant to the Term Loan Credit Agreement and the issuance of senior notes and commercial paper notes, as well as cash inflows from our operations and stock option exercises during fiscal 2023. During fiscal 2023, we also borrowed $15.7 billion pursuant to the Bridge Credit Agreement which was fully repaid within the same period.

	Year Ended May 31,
(Dollars in millions)	2023	Change	2022
Net cash provided by operating activities	$17,165	80%	$9,539
Net cash (used for) provided by investing activities	$(36,484)	*	$11,220
Net cash provided by (used for) financing activities	$7,910	*	$(29,126)

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

Net cash provided by operating activities increased during fiscal 2023 compared to fiscal 2022 primarily due to higher net income that was primarily due to the absence of certain litigation related charges recorded during fiscal 2022 that we generally do not expect to recur and certain cash favorable working capital changes, net in fiscal 2023 relative to fiscal 2022.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities was $36.5 billion during fiscal 2023 compared to net cash provided by investing activities of $11.2 billion during fiscal 2022. The increase in net cash used for investing activities during fiscal 2023 was primarily due to the cash used for our acquisition of Cerner, an increase in cash used for capital expenditures and a decrease in cash proceeds from sales and maturities of marketable securities and other investments, partially offset by a decrease in cash used for the purchases of marketable securities and other investments, in each case relative to fiscal 2022.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities was $7.9 billion during fiscal 2023 compared to the net cash used for financing activities of $29.1 billion in fiscal 2022. The increase in net cash provided by financing activities was primarily due to the net cash proceeds from borrowings pursuant to the Term Loan Credit Agreement and the issuance of senior notes and commercial paper notes, net of repayments; lower stock repurchases; lower maturities of senior notes and higher net cash from our employee stock program, in each case during fiscal 2023 relative to fiscal 2022. During fiscal 2023, we also borrowed $15.7 billion pursuant to the Bridge Credit Agreement which was fully repaid within the same period.

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

	Year Ended May 31,
(Dollars in millions)	2023	Change	2022
Net cash provided by operating activities	$17,165	80%	$9,539
Capital expenditures	(8,695)	93%	(4,511)
Free cash flow	$8,470	68%	$5,028
Net income	$8,503		$6,717
Net cash provided by operating activities as a percent of net income	202%		142%
Free cash flow as a percent of net income	100%		75%

Recent Financing Activities:

Cash Dividends: In fiscal 2023, we declared and paid cash dividends of $1.36 per share that totaled $3.7 billion. In June 2023, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock payable on July 26, 2023 to stockholders of record as of the close of business on July 12, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Credit Agreements and Related Borrowings: On June 8, 2022, we borrowed $15.7 billion under the Bridge Credit Agreement to partly finance our acquisition of Cerner. We fully repaid the amount borrowed under the Bridge Credit Agreement during fiscal 2023.

During fiscal 2023, we entered into and subsequently expanded the Term Loan Credit Agreement and borrowed a total of $4.7 billion under the first facility (Term Loan 1 Facility) and $960 million under the second facility (Term Loan 2 Facility and, together with the Term Loan 1 Facility, the Term Loan Facilities). We used the net proceeds of these borrowings to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement. We will begin making quarterly repayments of amounts borrowed under both Term Loan Facilities in September 2024. Any remaining unpaid principal balance under the Term Loan 1 Facility will be fully due and payable on August 16, 2027, and any remaining unpaid principal balance under the Term Loan 2 Facility will be fully due and payable on August 16, 2025, unless the termination date of one or both of the Term Loan Facilities is extended.

Senior Notes: During fiscal 2023, we issued $12.3 billion of senior notes comprised of the following:

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

Cerner Senior Notes and Other Borrowings: We assumed $1.6 billion of senior notes and other borrowings through our Cerner acquisition, all of which were repaid during fiscal 2023.

Commercial Paper Program: During fiscal 2023, our commercial paper program was increased to $6.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. There were $563 million of outstanding commercial paper notes as of May 31, 2023 (none outstanding as of May 31, 2022) that mature at various dates through June 2023. We use the net proceeds from the issuance of commercial paper for general corporate purposes.

Additional details regarding these activities above are included in Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Common Stock Repurchase Program: Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of May 31, 2023, approximately $8.2 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 17.0 million shares for $1.3 billion, 185.8 million shares for $16.2 billion, and 329.2 million shares for $21.0 billion in fiscal 2023, 2022 and 2021, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases and pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations: Our largest contractual obligations as of May 31, 2023 consisted of:

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

In addition, as of May 31, 2023, we had $9.4 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, the nature of which is uncertain with respect to settlement or release with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2024. We are involved in claims and legal proceedings, which are inherently uncertain with respect to outcomes, estimates and assumptions that we make as of each reporting period, are inherently unpredictable, and many aspects are out of our control. Notes 2, 7, 13 and 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report include additional information regarding our most material contractual obligations and contingencies.

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

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2020 has been an annualized rate of 1.8% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options at May 31, 2023, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of May 31, 2023, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 8.0%.

During fiscal 2023, the Compensation Committee of the Board of Directors reviewed and approved the annual organization-wide stock-based award grants to selected employees; all stock-based award grants to senior officers; and any individual grant of restricted stock units of 62,500 or greater. Each member of a separate executive officer committee, referred to as the Plan Committee, was allocated a fiscal 2023 equity budget that could be used throughout the fiscal year to grant equity within his or her organization, subject to certain limitations established by the Compensation Committee.

Stock-based awards activity from June 1, 2020 through May 31, 2023 is summarized as follows (shares in millions):

Stock-based awards outstanding at May 31, 2020	277
Stock-based awards granted and assumed	200
Stock-based awards vested and issued and, if applicable, exercised	(212)
Forfeitures, cancellations and other, net	(49)
Stock-based awards outstanding at May 31, 2023	216
Annualized stock-based awards granted and assumed, net of forfeitures and cancellations	51
Annualized stock repurchases	(177)
Shares outstanding at May 31, 2023	2,713
Basic weighted-average shares outstanding from June 1, 2020 through May 31, 2023	2,780
Stock-based awards outstanding as a percent of shares outstanding at May 31, 2023	8.0%
Total in the money stock-based awards outstanding (based on the closing price of our common stock on the last trading day of fiscal 2023) as a percent of shares outstanding at May 31, 2023	8.0%
Annualized stock-based awards granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2020 through May 31, 2023	1.8%
Annualized stock-based awards granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2020 through May 31, 2023	-4.5%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk

Marketable and Non-Marketable Equity Investments

Our marketable and non-marketable equity securities investments totaled $972 million and $1.1 billion as of May 31, 2023 and 2022, respectively. Our marketable equity securities investments in publicly traded companies are recorded at fair value, which is subject to market price volatility. Our non-marketable equity securities investments in private companies not accounted for under the equity method are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or for impairment. Our non-marketable equity securities investments accounted for under the equity method, primarily in a related party entity, generally do not fluctuate based on market price changes. However, these equity method investments could be impaired if the carrying value exceeds the fair value and is not expected to recover. The timing and amounts of changes in fair value of our marketable and non-marketable equity investments depends on factors beyond our control, including the perceived and actual performance of the companies in which we invest. Our non-marketable convertible debt investments would be subject to equity price risk in the future when the convertible option is exercised. For additional disclosure regarding the impact to our quarterly results of operations from investment volatility, please refer to Item 1A Risk Factors included elsewhere in this Annual Report.

Currency Risk

Foreign Currency Translation Risk

As described under “Constant Currency Presentation” above, our international operations have provided and are expected to continue to provide a significant portion of our consolidated revenues and expenses that we report in U.S. Dollars. As a result, our consolidated revenues and expenses are affected and will continue to be affected by changes in the U.S. Dollar against major foreign currencies. Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. In particular, the strengthening of the U.S. Dollar generally will reduce the reported amount of our foreign-denominated cash, cash equivalents, trade receivables, total revenues and total expenses that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period.

Foreign Currency Transaction Risk

We transact business in various foreign currencies. Our foreign currency exposures primarily arise from various intercompany transactions. Our principal currency exposures include the Australian Dollar, Brazilian Real, Euro, Japanese Yen and Saudi Riyal. We have established a program that primarily utilizes foreign currency forward contracts to offset the risks that arise from the aforementioned transactions. Under this program, our strategy is to enter into foreign currency forward contracts for major currencies in which we have an exposure so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts which mitigate the risks and volatility associated with our foreign currency transactions. We may suspend this program from time to time. Our foreign currency forward contracts are generally short-term in duration and we do not use them for trading purposes.

Realized gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts, and also costs incurred to enter into these foreign currency forward contracts are included in non-operating expenses or income, net in our consolidated financial statements. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. Furthermore, as a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, in which the amounts and timing are unknown. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional details about our foreign currency forward contracts.

Sensitivity Analysis

The following table sets forth the hypothetical potential losses that we consider to be the most material to the reported fair values and/or future earnings of our equity investments and foreign currency influenced holdings, prior to any income tax effects, resulting from hypothetical changes in relevant market rates as of or for the reporting periods below:

			Year Ended May 31,
(in millions)	Hypothetical Change	Impact	2023	2022
Equity price risk:
Marketable and non-marketable equity investments	25% decrease in market price and fair values	Earnings	$(243)	$(277)
Foreign currency risk:
Total revenues	10% decrease in foreign exchange rates	Earnings	$(2,037)	$(2,107)
Cash, cash equivalents and trade receivables, net	10% decrease in foreign exchange rates	Fair values	$(1,407)	$(1,131)

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

Based on our management’s evaluation (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this report, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures were effective as of May 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive and Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2023 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2023. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Annual Report.

The other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (2023 Proxy Statement).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2023 Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oracle Corporation (the Company) as of May 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended May 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 20, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Tax – Uncertain tax positions
Description of the matter

As discussed in Note 13 of the financial statements, the Company recognizes uncertain tax positions and measures unrecognized tax benefits related to various domestic and foreign matters. As of May 31, 2023, the total amount of unrecognized tax benefits was $7.7 billion, of which $3.9 billion, if recognized would impact the Company’s effective tax rate. The Company uses significant judgment in the accounting for some of these uncertain tax positions including the interpretation and application of tax laws and legal rulings in various jurisdictions.

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

To test management’s assessment of which uncertain tax positions are more likely than not to be sustained, we performed audit procedures that included, among others, evaluating management’s assumptions and analysis, including any communications with taxing authorities that detailed the basis and technical merits of the uncertain tax positions. We involved our tax subject matter professionals in assessing the technical merits of certain tax positions based on our knowledge of relevant tax laws and experience with related taxing authorities. In addition, we also evaluated the Company’s disclosures in relation to these matters included in Note 13 of the financial statements.

Business combinations – Valuation of intangible assets
Description of the matter

As discussed in Note 2 of the financial statements, the Company completed the acquisition of Cerner Corporation during fiscal year 2023 for a total purchase price of $28.2 billion, which was accounted for as a business combination. In connection with this acquisition, management recognized customer relationship, order backlog, developed technology and trade name intangible assets of $12.0 billion. The valuation of the customer relationship and developed technology intangible assets is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining their estimated fair value. In particular, the fair value estimates for the acquired assets are sensitive to changes in assumptions for revenue growth, and cost of revenues and operating expenses as a percentage of revenue.

Auditing management’s valuation of customer relationship and developed technology intangible assets is complex due to the auditor judgment required to evaluate management’s assumptions used in determining the fair value of these assets.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the determination of the fair value of customer relationships and developed technology intangible assets. This included controls over management’s development of the assumptions described above.

To test the estimated fair value of the customer relationships and developed technology intangible assets, we performed audit procedures that included, among others, evaluating the Company’s selection of valuation methodologies with the assistance of our valuation specialists and application of acquisition accounting, and evaluating the significant assumptions used by the Company to develop the forecasted revenue growth rates and projected cost of revenues and operating expenses. We compared the significant assumptions to current industry, market and economic trends, and to the historical results of the acquired business and tested the completeness and accuracy of the underlying data used by management in the valuation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Jose, California

June 20, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2023, based on criteria established in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oracle Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Oracle Corporation as of May 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended May 31, 2023, and the related notes and our report dated June 20, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

June 20, 2023

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2023 and 2022

	May 31,
(in millions, except per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$9,765	$21,383
Marketable securities	422	519
Trade receivables, net of allowances for credit losses of $428 and $362 as of May 31, 2023 and May 31, 2022, respectively	6,915	5,953
Prepaid expenses and other current assets	3,902	3,778
Total current assets	21,004	31,633
Non-current assets:
Property, plant and equipment, net	17,069	9,716
Intangible assets, net	9,837	1,440
Goodwill, net	62,261	43,811
Deferred tax assets	12,226	12,782
Other non-current assets	11,987	9,915
Total non-current assets	113,380	77,664
Total assets	$134,384	$109,297
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable and other borrowings, current	$4,061	$3,749
Accounts payable	1,204	1,317
Accrued compensation and related benefits	2,053	1,944
Deferred revenues	8,970	8,357
Other current liabilities	6,802	4,144
Total current liabilities	23,090	19,511
Non-current liabilities:
Notes payable and other borrowings, non-current	86,420	72,110
Income taxes payable	11,077	12,210
Deferred tax liabilities	5,772	6,031
Other non-current liabilities	6,469	5,203
Total non-current liabilities	109,738	95,554
Commitments and contingencies
Oracle Corporation stockholders' equity (deficit):
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,713 shares and 2,665 shares as of May 31, 2023 and 2022, respectively	30,215	26,808
Accumulated deficit	(27,620)	(31,336)
Accumulated other comprehensive loss	(1,522)	(1,692)
Total Oracle Corporation stockholders' equity (deficit)	1,073	(6,220)
Noncontrolling interests	483	452
Total stockholders' equity (deficit)	1,556	(5,768)
Total liabilities and stockholders' equity (deficit)	$134,384	$109,297

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2023, 2022 and 2021

	Year Ended May 31,
(in millions, except per share data)	2023	2022	2021
Revenues:
Cloud services and license support	$35,307	$30,174	$28,700
Cloud license and on-premise license	5,779	5,878	5,399
Hardware	3,274	3,183	3,359
Services	5,594	3,205	3,021
Total revenues	49,954	42,440	40,479
Operating expenses:
Cloud services and license support(1)	7,763	5,213	4,353
Hardware(1)	1,040	972	972
Services(1)	4,761	2,692	2,530
Sales and marketing(1)	8,833	8,047	7,682
Research and development	8,623	7,219	6,527
General and administrative	1,579	1,317	1,254
Amortization of intangible assets	3,582	1,150	1,379
Acquisition related and other	190	4,713	138
Restructuring	490	191	431
Total operating expenses	36,861	31,514	25,266
Operating income	13,093	10,926	15,213
Interest expense	(3,505)	(2,755)	(2,496)
Non-operating (expenses) income, net	(462)	(522)	282
Income before income taxes	9,126	7,649	12,999
(Provision for) benefit from income taxes	(623)	(932)	747
Net income	$8,503	$6,717	$13,746
Earnings per share:
Basic	$3.15	$2.49	$4.67
Diluted	$3.07	$2.41	$4.55
Weighted average common shares outstanding:
Basic	2,696	2,700	2,945
Diluted	2,766	2,786	3,022

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2023, 2022 and 2021

	Year Ended May 31,
(in millions)	2023	2022	2021
Net income	$8,503	$6,717	$13,746
Other comprehensive income (loss), net of tax:
Net foreign currency translation (losses) gains	(204)	(707)	479
Net unrealized gains on defined benefit plans	271	190	71
Other, net	103	—	(9)
Total other comprehensive income (loss), net	170	(517)	541
Comprehensive income	$8,673	$6,200	$14,287

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended May 31, 2023, 2022 and 2021

	Common Stock and Additional Paid in Capital			Accumulated Other	Total Oracle Corporation		Total
(in millions, except per share data)	Number of Shares	Amount	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity (Deficit)	Noncontrolling Interests	Stockholders' Equity (Deficit)
Balances as of May 31, 2020	3,067	$26,486	$(12,696)	$(1,716)	$12,074	$643	$12,717
Common stock issued under stock-based compensation plans	86	1,658	—	—	1,658	—	1,658
Common stock issued under stock purchase plans	2	128	—	—	128	—	128
Stock-based compensation	—	1,837	—	—	1,837	—	1,837
Repurchases of common stock	(329)	(2,893)	(18,107)	—	(21,000)	—	(21,000)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(12)	(666)	—	—	(666)	—	(666)
Cash dividends declared ($1.04 per share)	—	—	(3,063)	—	(3,063)	—	(3,063)
Other, net	—	(17)	—	—	(17)	(111)	(128)
Other comprehensive income, net	—	—	—	541	541	2	543
Net income	—	—	13,746	—	13,746	180	13,926
Balances as of May 31, 2021	2,814	26,533	(20,120)	(1,175)	5,238	714	5,952
Common stock issued under stock-based compensation plans	48	318	—	—	318	—	318
Common stock issued under stock purchase plans	2	164	—	—	164	—	164
Stock-based compensation	—	2,613	—	—	2,613	—	2,613
Repurchases of common stock	(186)	(1,723)	(14,477)	—	(16,200)	—	(16,200)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(13)	(1,093)	—	—	(1,093)	—	(1,093)
Cash dividends declared ($1.28 per share)	—	—	(3,457)	—	(3,457)	—	(3,457)
Other, net	—	(4)	1	—	(3)	(396)	(399)
Other comprehensive loss, net	—	—	—	(517)	(517)	(50)	(567)
Net income	—	—	6,717	—	6,717	184	6,901
Balances as of May 31, 2022	2,665	26,808	(31,336)	(1,692)	(6,220)	452	(5,768)
Common stock issued under stock-based compensation plans	79	1,019	—	—	1,019	—	1,019
Common stock issued under stock purchase plans	2	173	—	—	173	—	173
Assumption of stock-based compensation plan awards in connection with acquisitions	—	55	—	—	55	—	55
Stock-based compensation	—	3,547	—	—	3,547	—	3,547
Repurchases of common stock	(17)	(166)	(1,120)	—	(1,286)	—	(1,286)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(16)	(1,203)	—	—	(1,203)	—	(1,203)
Cash dividends declared ($1.36 per share)	—	—	(3,668)	—	(3,668)	—	(3,668)
Other, net	—	(18)	1	—	(17)	(98)	(115)
Other comprehensive income (loss), net	—	—	—	170	170	(36)	134
Net income	—	—	8,503	—	8,503	165	8,668
Balances as of May 31, 2023	2,713	$30,215	$(27,620)	$(1,522)	$1,073	$483	$1,556

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2023, 2022 and 2021

	Year Ended May 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$8,503	$6,717	$13,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,526	1,972	1,537
Amortization of intangible assets	3,582	1,150	1,379
Deferred income taxes	(2,167)	(1,146)	(2,425)
Stock-based compensation	3,547	2,613	1,837
Other, net	661	220	(39)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade receivables, net	(151)	(874)	333
Decrease in prepaid expenses and other assets	317	11	622
Decrease in accounts payable and other liabilities	(281)	(733)	(23)
Decrease in income taxes payable	(153)	(398)	(1,485)
Increase in deferred revenues	781	7	405
Net cash provided by operating activities	17,165	9,539	15,887
Cash flows from investing activities:
Purchases of marketable securities and other investments	(1,181)	(10,272)	(37,982)
Proceeds from sales and maturities of marketable securities and other investments	1,113	26,151	27,060
Acquisitions, net of cash acquired	(27,721)	(148)	(41)
Capital expenditures	(8,695)	(4,511)	(2,135)
Net cash (used for) provided by investing activities	(36,484)	11,220	(13,098)
Cash flows from financing activities:
Payments for repurchases of common stock	(1,300)	(16,248)	(20,934)
Proceeds from issuances of common stock	1,192	482	1,786
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(1,203)	(1,093)	(666)
Payments of dividends to stockholders	(3,668)	(3,457)	(3,063)
Proceeds from issuances of commercial paper, net of repayments	500	—	—
Proceeds from issuances of senior notes and other borrowings, net of issuance costs	33,494	—	14,934
Repayments of senior notes and other borrowings	(21,050)	(8,250)	(2,631)
Other, net	(55)	(560)	196
Net cash provided by (used for) financing activities	7,910	(29,126)	(10,378)
Effect of exchange rate changes on cash and cash equivalents	(209)	(348)	448
Net decrease in cash and cash equivalents	(11,618)	(8,715)	(7,141)
Cash and cash equivalents at beginning of period	21,383	30,098	37,239
Cash and cash equivalents at end of period	$9,765	$21,383	$30,098
Non-cash investing and financing activities:
Fair values of stock awards assumed in connection with acquisitions	$55	$—	$—
Supplemental schedule of cash flow data:
Cash paid for income taxes	$3,009	$2,567	$3,189
Cash paid for interest	$3,250	$2,735	$2,408

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023

1.
ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation provides products and services that substantially address all aspects of enterprise information technology (IT) environments, including applications and infrastructure technologies. We deliver our products and services to customers worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise, cloud-based and hybrid deployments (an approach that combines both on-premise and cloud based deployments). Oracle Cloud Software-as-a-Service and Oracle Cloud Infrastructure (SaaS and OCI, respectively, and collectively, Oracle Cloud Services) offerings provide comprehensive and integrated applications and infrastructure services delivered via various cloud delivery models enabling our customers to choose the best option that meets their specific business needs. Customers may also elect to purchase Oracle software licenses and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software licenses may elect to purchase license support contracts, which provide our customers with rights to unspecified license upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings that are designed to improve customer utilization of their investments in Oracle applications and infrastructure technologies.

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

On June 8, 2022, we completed our acquisition of Cerner Corporation (Cerner), a provider of digital information systems used within hospitals and health systems, by means of a merger of one of our wholly owned subsidiaries with and into Cerner such that Cerner became an indirect, wholly owned subsidiary of Oracle. Through our acquisition of Cerner, we enhanced our offerings of each of our three existing businesses, cloud and license, hardware and services. The consolidated financial statements included in this Annual Report include the financial results of Cerner prospectively from the date of acquisition. Refer to Note 2 below for additional details regarding our acquisition of Cerner.

The comparability of our consolidated financial statements as of and for the year ended May 31, 2022 was impacted by $4.7 billion of certain litigation related charges during fiscal 2022. The comparability of our consolidated statements of operations for the year ended May 31, 2021 was impacted by a $2.3 billion net income tax benefit related to the partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights. Refer to Note 13 below for additional information regarding our income taxes.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), and we consider various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

During the first quarter of fiscal 2023, we completed an assessment of the useful lives of our servers and increased the estimate of the useful lives from four years to five years effective at the beginning of fiscal 2023. Based on the carrying value of our servers as of May 31, 2022, this change in accounting estimate decreased our total operating expenses by $434 million during fiscal 2023.

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

Remaining Performance Obligations from Customer Contracts

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our consolidated balance sheets as of May 31, 2023 and 2022. The amount of revenues recognized during the year ended May 31, 2023 and 2022 that were included in the opening deferred revenues balance as of May 31, 2022 and 2021, respectively, was approximately $8.3 billion and $8.8 billion. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial during each year ended May 31, 2023, 2022 and 2021.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors. In each fiscal year, the amounts and volumes of contracting activity and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. These seasonal impacts influence how our remaining performance obligations change over time and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that we report at a point in time. As of May 31, 2023, our remaining performance obligations were $67.9 billion, approximately 49% of which we expect to recognize as revenues over the next twelve months, 35% over the subsequent month 13 to month 36, and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During fiscal 2023, 2022 and 2021, $2.0 billion, $1.8 billion and $1.7 billion, respectively, of our financing receivables were sold to financial institutions.

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

Investments in equity securities, other than any equity method investments, are generally recorded at their fair values, if the fair values are readily determinable. Non-marketable equity securities for which the fair values are not readily determinable and where we do not have control of, nor significant influence in, the investee are recorded at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer with any gains or losses recorded as a component of non-operating expenses or income, net as of and for each reporting period. For equity investments through which we have significant influence in, but not control of, the investee, we account for such investments pursuant to the equity method of accounting whereby we record our proportionate share of the investee’s earnings or losses, amortization of differences between our investment basis and underlying equity in net assets of the investee, excluding component representing goodwill, and impairment, if any, as a component of non-operating expenses or income, net for each reporting period.

Our non-marketable debt investments and equity securities and related instruments totaled $1.6 billion and $1.2 billion as of May 31, 2023 and 2022, respectively, are subject to periodic impairment reviews and are classified as a part of non-current assets in the accompanying consolidated balance sheets. The majority of the non-marketable investments held as of these dates were with a related party entity for which we follow the equity method of accounting. We are also a counterparty to certain options to acquire additional equity interests in that entity at various times through June 2025 and we could obtain control of that entity should such options be exercised.

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

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair values of these contracts fluctuate from contractually established thresholds. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2023, 2022 or 2021.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons. Inventories in excess of future demand are written down and charged to hardware expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $298 million and $314 million at May 31, 2023 and 2022, respectively.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $798 million and $791 million at May 31, 2023 and 2022, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2023, 2022 or 2021.

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

The carrying amounts of our goodwill and intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors considered for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. To determine the fair value of each reporting unit we utilize estimates, judgments and assumptions including estimated future cash flows the reporting unit is expected to generate on a discounted basis; the discount rate used as a part of the discounted cash flow analysis; future economic and market conditions; and market comparables of peer companies, among others. If, as per the quantitative test, the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Our most recent goodwill impairment analysis was performed on March 1, 2023 and did not result in a goodwill impairment charge. We did not recognize impairment charges in fiscal 2022 or 2021.

Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows that are expected to be generated by the lowest level associated asset grouping. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2023, 2022 or 2021. At least annually, we assess the useful lives of our finite lived intangible assets and may adjust the period over which these assets are amortized whenever events or changes in circumstances indicate that a shorter amortization period is more reflective of the period in which these assets contribute to our cash flows.

Derivative Financial Instruments

During fiscal 2023, 2022 and 2021, we used derivative financial instruments to manage foreign currency and interest rate risks. We do not use derivative financial instruments for trading purposes. We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of each reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, loss or gain attributable to the risk being hedged is recognized in earnings in the period of change with a corresponding earnings offset recorded to the item for which the risk is being hedged. For a derivative instrument designated as a cash flow hedge, during each reporting period, we record the change in fair value of the derivative to accumulated other comprehensive loss (AOCL) in our consolidated balance sheets and the change is reclassified to earnings in the period the hedged item affects earnings.

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

ROU assets related to our operating leases are included in other non-current assets, short-term operating lease liabilities are included in other current liabilities, and long-term operating lease liabilities are included in other non-current liabilities in our consolidated balance sheets. Cash flow movements related to our lease activities are included in prepaid expenses and other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our consolidated statements of cash flows for the years ended May 31, 2023 and 2022. Note 10 below provides additional information regarding our leases.

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

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the U.S. are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the U.S. are translated into U.S. Dollars using exchange rates at the balance sheet dates. The effects of foreign currency translation adjustments are substantially included in stockholders’ equity as a component of AOCL in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating expenses or income, net in the accompanying consolidated statements of operations were $249 million, $199 million and $112 million in fiscal 2023, 2022 and 2021, respectively.

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

We record deferred tax assets for stock-based compensation awards that result in deductions on certain of our income tax returns based on the amount of stock-based compensation recognized in each reporting period and the fair values attributable to the vested portion of stock awards assumed in connection with a business combination at the statutory tax rates in the jurisdictions that we are able to recognize such tax deductions. The impacts of the actual tax deductions for stock-based awards that are realized in these jurisdictions are generally recognized in the reporting period that a restricted stock-based award vests or a stock option is exercised with any shortfall/windfall relative to the deferred tax asset established, and recorded as a discrete detriment/benefit to our provision for income taxes in such period. Note 12 below provides additional information regarding our stock-based compensation plans and related expenses.

Research and Development Costs and Software Development Costs

All research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2023, 2022 and 2021.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net. For fiscal 2022, acquisition related and other expenses included certain litigation related charges.

	Year Ended May 31,
(in millions)	2023	2022	2021
Transitional and other employee related costs	$77	$10	$5
Business combination adjustments, net	10	9	4
Other, net	103	4,694	129
Total acquisition related and other expenses	$190	$4,713	$138

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

	Year Ended May 31,
(in millions)	2023	2022	2021
Interest income	$285	$94	$101
Foreign currency losses, net	(249)	(199)	(112)
Noncontrolling interests in income	(165)	(184)	(180)
(Losses) gains from equity investments, net	(327)	(147)	262
Other (losses) gains, net	(6)	(86)	211
Total non-operating (expenses) income, net	$(462)	$(522)	$282

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

On June 8, 2022, pursuant to the terms of the tender offer and applicable Delaware law, we acquired all the outstanding Cerner shares and effectuated the merger of Cerner with and into a wholly-owned subsidiary of Oracle and Cerner became an indirect, wholly-owned subsidiary of Oracle. Vested equity awards outstanding immediately prior to the consummation of the merger were cancelled in exchange for the right to receive an amount in cash based on a formula contained in the Merger Agreement. The unvested equity awards to acquire Cerner common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. We have included the financial results of Cerner in our consolidated financial statements from the date of acquisition. During fiscal 2023, Cerner contributed $5.9 billion to our total revenues.

The total purchase price for Cerner was $28.2 billion, which consisted of $28.2 billion in cash and $55 million for the fair values of restricted stock-based awards and stock options assumed. Pursuant to our business combinations accounting policy, we estimated the fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The following table summarizes the allocation of the purchase price based on estimated fair values of net tangible and intangible assets acquired from Cerner:

(in millions)
Cash and marketable securities	$769
Trade receivables, net	854
Property, plant and equipment, net	1,512
Intangible assets	11,972
Goodwill	18,618
Other assets	520
Accounts payable and other liabilities	(1,691)
Deferred revenues	(305)
Senior notes and other borrowings	(1,600)
Deferred tax liabilities, net	(2,424)
Total	$28,225

All of the $1.6 billion of senior notes and other borrowings assumed through our Cerner acquisition were repaid during fiscal 2023. Refer to Note 7 below for more information. Generally, goodwill recognized as a part of our acquisition is not deductible for income tax purposes.

Other Fiscal 2023, 2022 and 2021 Acquisitions

During fiscal 2023, 2022 and 2021, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our consolidated financial statements.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle and Cerner. The unaudited pro forma financial information for all periods presented includes the business combination accounting effects resulting from this acquisition, including amortization charges from acquired intangible assets, stock-based compensation charges for unvested restricted stock-based awards and stock options assumed and the related tax effects as though Cerner was acquired as of the beginning of fiscal 2022. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022.

The unaudited pro forma financial information for fiscal 2023 and 2022 combines the historical results of Oracle for fiscal 2023 and 2022, respectively, the historical results of Cerner for the twelve months ended March 31, 2023 and 2022, respectively (adjusted due to differences in reporting periods and considering the date we acquired Cerner), and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information is as follows:

	Year Ended May 31,
(in millions, except per share data)	2023	2022
Total revenues	$50,065	$48,218
Net income	$8,456	$4,988
Basic earnings per share	$3.14	$1.85
Diluted earnings per share	$3.06	$1.79

3.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2023 and 2022. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2023, 2022 and 2021. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2023	2022
Money market funds	$1,694	$12,842
Time deposits and other	468	520
Total investments	$2,162	$13,362
Investments classified as cash equivalents	$1,740	$12,843
Investments classified as marketable securities	$422	$519

As of May 31, 2023 and 2022, all of our marketable debt securities investments mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of May 31, 2023 and 2022 and our consolidated statements of cash flows for the years ended May 31, 2023, 2022 and 2021 was nominal.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2023			May 31, 2022
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,694	$—	$1,694	$12,842	$—	$12,842
Time deposits and other	180	288	468	240	280	520
Derivative financial instruments	—	102	102	—	—	—
Total assets	$1,874	$390	$2,264	$13,082	$280	$13,362
Liabilities:
Derivative financial instruments	$—	$126	$126	$—	$97	$97

Our marketable securities investments consist of time deposits, marketable equity securities and certain other securities. Marketable securities as presented per our consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. As of May 31, 2023 and May 31, 2022, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $89.9 billion and $75.9 billion of senior notes and other long-term borrowings and the related fair value hedges (refer to Note 7 for additional information) that we had outstanding as of May 31, 2023 and 2022, respectively, the estimated fair values of the senior notes and other borrowings and the related fair value hedges using Level 2 inputs at May 31, 2023 and 2022 were $79.9 billion and $67.0 billion, respectively.

5.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Life	2023	2022
Computer, network, machinery and equipment	1-5 years	$17,258	$12,844
Buildings and improvements	1-40 years	5,880	4,729
Furniture, fixtures and other	5-15 years	447	423
Land	—	1,243	1,166
Construction in progress(1)	—	3,846	512
Total property, plant and equipment	1-40 years	28,674	19,674
Accumulated depreciation		(11,605)	(9,958)
Total property, plant and equipment, net		$17,069	$9,716

(1)
Amounts primarily consist of computer equipment to be built and deployed at our data centers.
6.
INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2023 and the net book value of intangible assets as of May 31, 2023 and 2022 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted Average
(Dollars in millions)	May 31, 2022	Additions & Adjustments, net (1)	Retirements	May 31, 2023	May 31, 2022	Expense	Retirements	May 31, 2023	May 31, 2022	May 31, 2023	Useful Life(2)
Developed technology	$3,966	$2,379	$(2,045)	$4,300	$(3,660)	$(792)	$2,045	$(2,407)	$306	$1,893	4
Cloud services and license support agreements and related relationships	5,260	4,318	(122)	9,456	(4,194)	(1,507)	122	(5,579)	1,066	3,877	7
Cloud license and on-premise license agreements and related relationships	356	2,437	(105)	2,688	(343)	(459)	105	(697)	13	1,991	7
Other	865	2,845	(128)	3,582	(810)	(824)	128	(1,506)	55	2,076	4
Total intangible assets, net	$10,447	$11,979	$(2,400)	$20,026	$(9,007)	$(3,582)	$2,400	$(10,189)	$1,440	$9,837

(1)
Amounts also included any changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)
Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2023.

As of May 31, 2023, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2024	$2,994
Fiscal 2025	2,283
Fiscal 2026	1,620
Fiscal 2027	664
Fiscal 2028	635
Thereafter	1,641
Total intangible assets, net	$9,837

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for fiscal 2023 and 2022 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2021	$39,786	$2,367	$1,782	$43,935
Goodwill adjustments, net(1)	152	—	(276)	(124)
Balances as of May 31, 2022	39,938	2,367	1,506	43,811
Goodwill from acquisitions	17,203	365	1,050	18,618
Goodwill adjustments, net(1)	(81)	—	(87)	(168)
Balances as of May 31, 2023	$57,060	$2,732	$2,469	$62,261

(1)
Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations and certain other adjustments.

7.
NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31,
		2023		2022
(Amounts in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate senior notes:
$2,500, 2.50%, due October 2022	October 2012	$—	N.A	$2,500	2.51%
$1,250, 2.625%, due February 2023	November 2017	—	N.A	1,250	2.64%
$1,000, 3.625%, due July 2023	July 2013	1,000	3.73%	1,000	3.73%
$2,500, 2.40%, due September 2023	July 2016	2,500	2.44%	2,500	2.40%
$2,000, 3.40%, due July 2024	July 2014	2,000	3.43%	2,000	3.43%
$2,000, 2.95%, due November 2024	November 2017	2,000	3.01%	2,000	2.98%
$3,500, 2.50%, due April 2025	April 2020	3,500	2.54%	3,500	2.51%
$2,500, 2.95%, due May 2025	May 2015	2,500	3.05%	2,500	3.00%
€750, 3.125%, due July 2025(1)(2)	July 2013	800	3.17%	803	3.17%
$1,000, 5.80%, due November 2025(3)	November 2022	1,000	5.93%	—	N.A
$2,750, 1.65%, due March 2026	March 2021	2,750	1.67%	2,750	1.66%
$3,000, 2.65%, due July 2026	July 2016	3,000	2.73%	3,000	2.69%
$2,250, 2.80%, due April 2027	April 2020	2,250	2.87%	2,250	2.83%
$2,750, 3.25%, due November 2027	November 2017	2,750	3.29%	2,750	3.26%
$2,000, 2.30%, due March 2028	March 2021	2,000	2.36%	2,000	2.34%
$750, 4.50%, due May 2028(3)	February 2023	750	4.60%	—	N.A
$1,250, 6.15%, due November 2029(3)	November 2022	1,250	6.21%	—	N.A
$3,250, 2.95%, due April 2030	April 2020	3,250	3.00%	3,250	2.96%
$750, 4.65%, due May 2030(3)	February 2023	750	4.75%	—	N.A
$500, 3.25%, due May 2030	May 2015	500	3.35%	500	3.30%
$3,250, 2.875%, due March 2031	March 2021	3,250	2.92%	3,250	2.89%
$2,250, 6.25%, due November 2032(3)	November 2022	2,250	6.32%	—	N.A
$1,500, 4.90%, due February 2033(3)	February 2023	1,500	4.95%	—	N.A
$1,750, 4.30%, due July 2034	July 2014	1,750	4.30%	1,750	4.30%
$1,250, 3.90%, due May 2035	May 2015	1,250	4.00%	1,250	3.95%
$1,250, 3.85%, due July 2036	July 2016	1,250	3.89%	1,250	3.85%
$1,750, 3.80%, due November 2037	November 2017	1,750	3.86%	1,750	3.83%
$1,250, 6.50%, due April 2038	April 2008	1,250	6.51%	1,250	6.52%
$1,250, 6.125%, due July 2039	July 2009	1,250	6.17%	1,250	6.19%
$3,000, 3.60%, due April 2040	April 2020	3,000	3.64%	3,000	3.62%
$2,250, 5.375%, due July 2040	July 2010	2,250	5.45%	2,250	5.45%
$2,250, 3.65%, due March 2041	March 2021	2,250	3.72%	2,250	3.70%
$1,000, 4.50%, due July 2044	July 2014	1,000	4.50%	1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	2,000	4.20%	2,000	4.15%
$3,000, 4.00%, due July 2046	July 2016	3,000	4.03%	3,000	4.00%
$2,250, 4.00%, due November 2047	November 2017	2,250	4.05%	2,250	4.03%
$4,500, 3.60%, due April 2050	April 2020	4,500	3.64%	4,500	3.62%
$3,250, 3.95%, due March 2051	March 2021	3,250	3.98%	3,250	3.96%
$2,500, 6.90%, due November 2052(3)	November 2022	2,500	6.94%	—	N.A
$2,250, 5.55%, due February 2053(3)	February 2023	2,250	5.62%	—	N.A
$1,250, 4.375%, due May 2055	May 2015	1,250	4.44%	1,250	4.40%
$3,500, 3.85%, due April 2060	April 2020	3,500	3.89%	3,500	3.87%
$1,500, 4.10%, due March 2061	March 2021	1,500	4.13%	1,500	4.11%
Term loan credit agreement and other borrowings:
$790, SOFR plus 1.70%, due August 2025(4)	August 2022	790	5.68%	—	N.A
$170, SOFR plus 1.70%, due August 2025	November 2022	170	6.16%	—	N.A
$3,570, SOFR plus 1.70%, due August 2027(4)	August 2022	3,570	5.68%	—	N.A
$1,100, SOFR plus 1.70%, due August 2027	November 2022	1,100	6.16%	—	N.A
Commercial paper notes		563	4.89%	—	N.A
Other borrowings due August 2025	November 2016	113	3.53%	113	3.53%
Total senior notes and other borrowings		$90,856		$76,166
Unamortized discount/issuance costs		(323)		(284)
Hedge accounting fair value adjustments(2)		(52)		(23)
Total notes payable and other borrowings		$90,481		$75,859
Notes payable, current		$4,061		$3,749
Notes payable and other borrowings, non-current		$86,420		$72,110

(1)
In July 2013, we issued €750 million of 3.125% senior notes due July 2025 (July 2025 Notes). Principal and unamortized discount/issuance costs for the July 2025 Notes in the table above were calculated using foreign currency exchange rates, as applicable, as of May 31, 2023 and May 31, 2022, respectively. The July 2025 Notes are registered and trade on the New York Stock Exchange.

(2)
In fiscal 2018 we entered into certain cross-currency interest rate swap agreements that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt of $871 million based on LIBOR. The effective interest rates as of May 31, 2023 and 2022 after consideration of the cross-currency interest rate swap agreements were 8.36% and 4.10%, respectively, for the July 2025 Notes. Refer to Note 1 for a description of our accounting for fair value hedges.
(3)
In fiscal 2023, we issued $12.3 billion of senior notes and used the net proceeds from the issuance of the senior notes to repay the amount of indebtedness outstanding under the Bridge Credit Agreement, to repay $1.3 billion of senior notes due February 2023 and to partially repay our outstanding commercial paper notes. The interest is payable semi-annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.
(4)
In fiscal 2023, we entered into certain interest rate swap agreements that have the economic effect of converting our floating-rate borrowings to fixed-rate borrowings with a fixed annual interest rate of 3.07%, plus a margin depending on the credit rating assigned to our long-term senior unsecured debt, as further discussed below.

Future principal payments (adjusted for the effects of the cross-currency interest rate swap agreements associated with the July 2025 Notes) for all of our borrowings at May 31, 2023 were as follows (in millions):

Fiscal 2024	$4,063
Fiscal 2025	10,000
Fiscal 2026	5,694
Fiscal 2027	5,250
Fiscal 2028	10,170
Thereafter	55,750
Total	$90,927

Senior Notes

Interest is payable semi-annually for the senior notes listed in the above table except for the Euro Notes for which interest is payable annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

The senior notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation, including the Revolving Credit Agreement and the Term Loan Credit Agreement as described further below. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes, borrowings under the Term Loan Credit Agreement, any future borrowings pursuant to the Revolving Credit Agreement and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at May 31, 2023.

Delayed Draw Term Loan Credit Agreement

On June 8, 2022, we borrowed $15.7 billion under a delayed draw term loan credit agreement (Bridge Credit Agreement) that we entered into in March 2022 to partly finance our acquisition of Cerner. The Bridge Credit Agreement provided that, subject to certain exceptions, net cash proceeds received by us from certain debt and equity issuances shall result in mandatory prepayments under the Bridge Credit Agreement. Interest was based on either (a) a Term Secured Overnight Financing Rate (SOFR)-based formula plus a margin of 100.0 basis points to 137.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis points to 37.5 basis points, depending on the same such credit rating, each as set forth in the Bridge Credit Agreement. The effective interest rate for fiscal 2023 was 3.57%. We fully repaid the amount borrowed under the Bridge Credit Agreement during fiscal 2023.

Revolving Credit Agreement

Our Revolving Credit Agreement provides for an unsecured $6.0 billion, five-year revolving credit facility (the Revolving Facility) to be used for our working capital purposes and for other general corporate purposes. Subject to certain conditions stated in the Revolving Credit Agreement, we may borrow, prepay and reborrow amounts under the Revolving Facility during the term of the Revolving Credit Agreement. All amounts borrowed under the Revolving Credit Agreement will become due on March 8, 2027, unless the commitments are terminated earlier either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Interest is based on either (a) a Term SOFR-based formula plus a margin of 87.5 basis points to 150.0 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis points to 50.0 basis points, depending on the same such credit rating, each as set forth in the Revolving Credit Agreement. As of May 31, 2023 and 2022, we did not have any outstanding borrowing under the Revolving Credit Agreement.

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

We initially borrowed $4.4 billion on August 16, 2022, and we borrowed an incremental $1.3 billion on November 2, 2022, each under the Term Loan Facilities. We used the net proceeds of the borrowings under the Term Loan Credit Agreement to reduce the amount of indebtedness outstanding under the Bridge Credit Agreement. The effective interest rate for these borrowings during fiscal 2023 was 5.76%.

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

The Term Loan Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the ratio of “Consolidated EBITDA” to “Consolidated Net Interest Expense” (each term as defined in the Term Loan Credit Agreement) of Oracle and its subsidiaries shall not be less than 3.0 to 1.0 at the end of any fiscal quarter during the period that the Term Loan Credit Agreement is effective. If an event of default occurs under the Term Loan Credit Agreement and is not cured within the applicable grace period or waived, any unpaid amounts under the Term Loan Credit Agreement may be declared immediately due and payable. We were in compliance with such covenants as of May 31, 2023.

The summary above does not purport to be complete and is qualified in its entirety by reference to the full text of the Term Loan Credit Agreement.

Cash Flow Hedge—Interest Rate Swap Agreements

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

There were $563 million of outstanding commercial paper notes as of May 31, 2023 (none outstanding as of May 31, 2022) that mature at various dates through June 2023. The effective interest rate including issuance costs was 4.89% for fiscal 2023. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
8.
RESTRUCTURING ACTIVITIES

Fiscal 2022 Oracle Restructuring Plan

During fiscal 2022, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2022 Restructuring Plan). In fiscal 2023, our management supplemented the 2022 Restructuring Plan to reflect additional actions that we expected to take. Restructuring costs associated with the 2022 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $493 million and $223 million of restructuring expenses in connection with the 2022 Restructuring Plan in fiscal 2023 and 2022, respectively. The total costs recorded to date in our consolidated statements of operations in connection with the 2022 Restructuring Plan were $716 million. Actions pursuant to the 2022 Restructuring Plan were substantially complete as of May 31, 2023.

Fiscal 2019 Oracle Restructuring Plan

During fiscal 2019, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2019 Restructuring Plan). In fiscal 2021, our management supplemented the 2019 Restructuring Plan to reflect additional actions that we expected to take. Restructuring costs associated with the 2019 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $430 million of restructuring expenses in connection with the 2019 Restructuring Plan in fiscal 2021. The total costs recorded in our consolidated statements of operations in connection with the 2019 Restructuring Plan were $1.2 billion. Actions pursuant to the 2019 Restructuring Plan were substantially complete as of May 31, 2021.

Summary of All Plans

Fiscal 2023 Activity

	Accrued	Year Ended May 31, 2023				Accrued
(in millions)	May 31, 2022(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2023(2)
Fiscal 2022 Oracle Restructuring Plan(1)
Cloud and license	$34	$288	$(6)	$(218)	$1	$99
Hardware	7	18	—	(18)	(1)	6
Services	9	28	—	(19)	(1)	17
Other	10	162	3	(141)	1	35
Total Fiscal 2022 Oracle Restructuring Plan	$60	$496	$(3)	$(396)	$—	$157
Total other restructuring plans(6)	$71	$1	$(4)	$(22)	$(4)	$42
Total restructuring plans	$131	$497	$(7)	$(418)	$(4)	$199

Fiscal 2022 Activity

	Accrued	Year Ended May 31, 2022				Accrued
(in millions)	May 31, 2021	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2022(2)
Fiscal 2022 Oracle Restructuring Plan(1)
Cloud and license	$—	$90	$(2)	$(52)	$(2)	$34
Hardware	—	11	—	(4)	—	7
Services	—	16	—	(7)	—	9
Other	—	105	3	(29)	(69)	10
Total Fiscal 2022 Oracle Restructuring Plan	$—	$222	$1	$(92)	$(71)	$60
Total other restructuring plans(6)	$225	$—	$(32)	$(109)	$(13)	$71
Total restructuring plans	$225	$222	$(31)	$(201)	$(84)	$131

Fiscal 2021 Activity

	Accrued	Year Ended May 31, 2021				Accrued
(in millions)	May 31, 2020	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2021
Fiscal 2019 Oracle Restructuring Plan(1)
Cloud and license	$75	$225	$(22)	$(171)	$12	$119
Hardware	14	39	(2)	(34)	(1)	16
Services	27	54	(4)	(56)	3	24
Other	22	137	3	(110)	5	57
Total Fiscal 2019 Oracle Restructuring Plan	$138	$455	$(25)	$(371)	$19	$216
Total other restructuring plans(6)	$13	$2	$(1)	$(5)	$—	$9
Total restructuring plans	$151	$457	$(26)	$(376)	$19	$225

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of May 31, 2023 and 2022, substantially all restructuring liabilities have been recorded in other current liabilities within our consolidated balance sheets.
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
9.
DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2023	2022
Cloud services and license support	$7,983	$7,406
Hardware	535	555
Services	400	360
Cloud license and on-premise license	52	36
Deferred revenues, current	8,970	8,357
Deferred revenues, non-current (in other non-current liabilities)	968	753
Total deferred revenues	$9,938	$9,110

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

10.
LEASES, OTHER COMMITMENTS AND CERTAIN CONTINGENCIES

Leases

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of May 31, 2023, our operating leases substantially have remaining terms of one year to fifteen years, some of which include options to extend and/or terminate the leases.

Operating lease expenses totaled $873 million, net of sublease income of $11 million in fiscal 2023 and $766 million, net of sublease income of $12 million in fiscal 2022. At May 31, 2023, ROU assets, current lease liabilities and non-current lease liabilities for our operating leases were $4.6 billion, $865 million and $4.0 billion, respectively. We recorded ROU assets of $2.0 billion in exchange for operating lease obligations during the year ended May 31, 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $894 million and $808 million for the year ended May 31, 2023 and 2022, respectively. As of May 31, 2023, the weighted average remaining lease term for operating leases was approximately eight years and the weighted average discount rate used for calculating operating lease obligations was 4.0%. As of May 31, 2023, we have $9.1 billion of additional operating lease commitments, primarily for data centers, that are expected to commence in fiscal 2024 generally for terms of three to fifteen years that were not reflected on our consolidated balance sheet as of May 31, 2023 or in the maturities table below.

Maturities of operating lease liabilities were as follows as of May 31, 2023 (in millions):

Fiscal 2024	$906
Fiscal 2025	832
Fiscal 2026	783
Fiscal 2027	683
Fiscal 2028	593
Thereafter	1,889
Total operating lease payments	5,686
Less: imputed interest	(837)
Total operating lease liability	$4,849

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

As of May 31, 2023, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2024	$1,732
Fiscal 2025	294
Fiscal 2026	174
Fiscal 2027	134
Fiscal 2028	77
Thereafter	360
Total	$2,771

As described in Note 7 above, as of May 31, 2023 we have senior notes and other borrowings that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

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

11.
STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of May 31, 2023, approximately $8.2 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 17.0 million shares for $1.3 billion, 185.8 million shares for $16.2 billion, and 329.2 million shares for $21.0 billion in fiscal 2023, 2022 and 2021, respectively, under the stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 trading plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Dividends on Common Stock

During fiscal 2023, 2022 and 2021, our Board of Directors declared cash dividends of $1.36, $1.28 and $1.04 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2023, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock. The dividend is payable on July 26, 2023 to stockholders of record as of the close of business on July 12, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our AOCL, net of income taxes:

	May 31,
(in millions)	2023	2022
Foreign currency translation losses	$(1,686)	$(1,482)
Unrealized gains on marketable securities, net	1	—
Unrealized gains (losses) on defined benefit plans, net	61	(210)
Unrealized gains on cash flow hedges, net	102	—
Total accumulated other comprehensive loss	$(1,522)	$(1,692)

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

The total number of shares authorized under the 2020 Plan is (i) 390,000,000 shares, plus (ii) 132,921,827 shares, which were the number of shares that were unissued and available for grant under the 2000 Plan as of the date that the 2020 Plan was originally adopted, plus (iii) the number of shares granted and outstanding as of the date that the 2020 Plan was originally adopted which would have been available again for issuance under the terms of the 2000 Plan had the 2020 Plan not been adopted. Under the 2020 Plan, for each share granted as a full value award in the form of a restricted stock unit (RSU) or a performance-based restricted stock award (PSU), an equivalent of 2.5 shares is deducted from our pool of shares available for grant.

As of May 31, 2023, 146 million unvested RSUs, 36 million performance-based stock options (PSOs), of which 6 million shares were vested, and service-based stock options (SOs) to purchase 28 million shares of common stock, substantially all of which were vested, were outstanding under the Plans. Approximately 208 million shares of common stock were available for future awards under the 2020 Plan as of May 31, 2023. To date, we have not issued any stock options under the 2020 Plan or any stock purchase rights or stock appreciation rights under either of the Plans.

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

PSOs granted under the 2000 Plan to our Chief Executive Officer and Chief Technology Officer in fiscal 2018 consisted of seven numerically equivalent vesting tranches that potentially could vest. One tranche, which was based solely on the attainment of a market-based metric, was achieved and vested in fiscal 2022. Each of the remaining six tranches requires the attainment of both a performance metric and a market capitalization metric by May 31, 2022, which was subsequently extended by three additional fiscal years to May 31, 2025 via an amendment approved by the Compensation Committee of the Board during fiscal 2022. If any of the remaining operational and market capitalization performance goals are achieved before May 31, 2025 additional tranches may vest, assuming continued employment and service through the date the Compensation Committee of the Board certifies that performance has been achieved. Upon amendment of the PSOs in fiscal 2022, we estimated the revised fair values of the six unvested tranches of the PSOs using a Monte Carlo simulation approach. We are recognizing incremental stock-based compensation expense related to these amended awards for any of the remaining unvested tranches that are probable of achievement over the longer of the (a) estimated implicit service period for performance-metric achievement, or (b) derived service period for market-based metric achievement. Stock-based compensation associated with a vesting tranche where vesting is no longer determined to be probable is reversed on a cumulative basis and is no longer prospectively recognized in the period when such a determination is made. We have estimated remaining service periods for those tranches that have been deemed probable of achievement as of May 31, 2023 to be approximately one to two years.

In connection with certain of our acquisitions, we assumed certain outstanding restricted stock-based awards and stock options under each acquired company’s respective stock plans, or we substituted substantially similar awards under the Plans. These restricted stock-based awards and stock options assumed or substituted generally retained all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2023, 3 million unvested RSUs and stock options to purchase approximately 459,000 shares of common stock, substantially all of which were vested, were outstanding under acquired company stock plans that Oracle assumed.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Plan (the Directors’ Plan), which provides for the issuance of RSUs and other stock-based awards, including non-qualified stock options, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). In prior years, we granted stock options at not less than fair market value, that vest over four years, and expire no more than 10 years from the date of grant. Currently, we only grant RSUs that vest fully on the one-year anniversary of the date of grant. The Directors’ Plan was most recently amended on April 29, 2016 and permits the Compensation Committee of the Board to determine the amount and form of automatic grants of stock awards, if any, to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. In April 2020, the Compensation Committee reduced the maximum value of the annual automatic RSU grants to each non-employee director from $400,000 to $350,000 and eliminated all equity grants for chairing board committees. As of May 31, 2023, approximately 40,000 unvested RSUs and stock options to purchase approximately 339,000 shares of common stock (all of which were vested) were outstanding under the Directors’ Plan. As of May 31, 2023, approximately 1 million shares were available for future stock awards under this plan.

The following table summarizes restricted stock-based award activity granted pursuant to Oracle-based stock plans for our last three fiscal years ended May 31, 2023:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2020	101	$48.36
Granted	54	$54.95
Vested and issued	(34)	$46.88
Canceled	(11)	$50.40
Balance, May 31, 2021	110	$51.87
Granted	65	$85.07
Vested and issued	(38)	$50.52
Canceled	(9)	$63.25
Balance, May 31, 2022	128	$68.34
Granted	76	$66.67
Assumed	5	$69.02
Vested and issued	(46)	$62.97
Canceled	(11)	$69.25
Balance, May 31, 2023	152	$69.09

The total grant date fair values of restricted stock-based awards that were vested and issued in fiscal 2023, 2022 and 2021 were $2.9 billion, $1.9 billion and $1.6 billion, respectively. As of May 31, 2023, total unrecognized stock-based compensation expense related to non-vested restricted stock-based awards was $7.2 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.76 years.

The following table summarizes stock option activity, including SOs and PSOs, and includes awards granted pursuant to the Plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2023:

	Options Outstanding
(in millions, except exercise price)	Shares Under Stock Option	Weighted-Average Exercise Price
Balance, May 31, 2020	176	$38.86
Granted and assumed	—	$—
Exercised	(52)	$32.05
Canceled	(17)	$51.02
Balance, May 31, 2021	107	$40.14
Granted and assumed	—	$—
Exercised	(10)	$34.34
Canceled	—	$—
Balance, May 31, 2022	97	$40.70
Granted and assumed	—	$—
Exercised	(33)	$31.37
Canceled	—	$—
Balance, May 31, 2023	64	$45.42

Stock options outstanding that have vested and that are expected to vest as of May 31, 2023 were as follows:

	Outstanding Stock Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	34	$40.41	1.87	$2,254
Expected to vest(2)	15	$51.10	2.29	837
Total	49	$43.69	2.00	$3,091

(1)
The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2023 of $105.94 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.
(2)
The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2023 was approximately $134 million and is expected to be recognized over a weighted-average period of 1.57 years. Approximately 15 million shares outstanding as of May 31, 2023 were not expected to vest.

Stock-Based Compensation Expense and Valuations of Restricted Stock-Based Awards

We estimated the fair values of our restricted stock-based awards that are solely subject to service-based vesting requirements based upon their market values as of the grant dates, discounted for the present values of expected dividends.

Stock-based compensation expense was included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2023	2022	2021
Cloud services and license support	$435	$205	$134
Hardware	18	15	11
Services	137	67	55
Sales and marketing	611	448	313
Research and development	1,983	1,633	1,188
General and administrative	363	245	136
Total stock-based compensation	3,547	2,613	1,837
Estimated income tax benefit included in provision for income taxes	(802)	(593)	(413)
Total stock-based compensation, net of estimated income tax benefit	$2,745	$2,020	$1,424

Tax Benefits from Exercises of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of stock option exercises was approximately $1.0 billion, $319 million and $1.7 billion for fiscal 2023, 2022 and 2021, respectively. The total aggregate intrinsic value of restricted stock-based awards that vested and were issued and stock options that were exercised was $5.1 billion for fiscal 2023 and $3.7 billion for each of fiscal 2022 and 2021. In connection with the vesting and issuance of restricted stock-based awards and stock options that were exercised, the tax benefits realized by us were $1.2 billion, $843 million and $842 million for fiscal 2023, 2022 and 2021, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2023, 37 million shares were reserved for future issuances under the Purchase Plan. We issued approximately 2 million shares in each of fiscal 2023, 2022 and 2021 under the Purchase Plan.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $470 million, $412 million and $380 million for fiscal 2023, 2022 and 2021, respectively.

In the U.S., regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $198 million, $164 million and $150 million in fiscal 2023, 2022 and 2021, respectively.

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $792 million and approximately $756 million as of May 31, 2023 and 2022, respectively, and were presented in other non-current assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $78 million, $67 million and $105 million for fiscal 2023, 2022 and 2021, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status, which is substantially included in other non-current liabilities in our consolidated balance sheets) of our defined benefit plans as of May 31, 2023 were $939 million and $322 million, respectively, and as of May 31, 2022 were $1.1 billion and $580 million, respectively.

13.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income and losses earned in various tax jurisdictions that apply a broad range of income tax rates. Our (provision for) benefit from income taxes varied from the tax computed at the U.S. federal statutory income tax rate for fiscal 2023, 2022 and 2021 primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. In addition, for fiscal 2021, our benefit from income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to a total net deferred tax benefit of $2.3 billion as a result of a partial realignment of our legal entity structure that resulted in the intra-group transfer of certain intellectual property rights.

The following is a geographical breakdown of income before income taxes:

	Year Ended May 31,
(in millions)	2023	2022	2021
Domestic	$1,492	$(629)	$4,375
Foreign	7,634	8,278	8,624
Income before income taxes	$9,126	$7,649	$12,999

The (provision for) benefit from income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2023	2022	2021
Current provision:
Federal	$(625)	$(709)	$(516)
State	(398)	(186)	(233)
Foreign	(1,767)	(1,183)	(929)
Total current provision	$(2,790)	$(2,078)	$(1,678)
Deferred benefit:
Federal	$2,193	$1,661	$(8,631)
State	398	139	77
Foreign	(424)	(654)	10,979
Total deferred benefit	$2,167	$1,146	$2,425
Total (provision for) benefit from income taxes	$(623)	$(932)	$747
Effective income tax expense (benefit) rate	6.8%	12.2%	(5.7%)

The (provision for) benefit from income taxes differed from the amount computed by applying the federal statutory rate to our income before income taxes as follows:

	Year Ended May 31,
(Dollars in millions)	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax provision at statutory rate	$(1,917)	$(1,606)	$(2,730)
Foreign earnings at other than United States rates	357	536	580
Net impact of intra-entity IP transfer	—	—	2,266
State tax expense, net of federal benefit	(41)	(132)	(206)
Settlements and releases from judicial decisions and statute expirations, net	552	263	582
Tax contingency interest accrual, net	(101)	(44)	(55)
Domestic tax contingency, net	(28)	(441)	(282)
Federal research and development credit	280	222	169
Stock-based compensation	322	263	300
Other, net	(47)	7	123
Total (provision for) benefit from income taxes	$(623)	$(932)	$747

The components of our deferred tax assets and liabilities were as follows:

	May 31,
(in millions)	2023	2022
Deferred tax assets:
Accruals and allowances	$928	$493
Employee compensation and benefits	811	818
Differences in timing of revenue recognition	662	623
Lease liabilities	1,036	688
Basis of property, plant and equipment and intangible assets	9,989	11,362
Capitalized research and development	1,421	—
Tax credit and net operating loss carryforwards	4,941	4,409
Other	189	141
Total deferred tax assets	19,977	18,534
Valuation allowance	(1,940)	(1,742)
Total deferred tax assets, net	18,037	16,792
Deferred tax liabilities:
Unrealized gain on stock	(79)	(78)
Acquired intangible assets	(2,124)	(126)
GILTI deferred	(8,124)	(8,937)
ROU assets	(1,000)	(668)
Withholding taxes on foreign earnings	(256)	(232)
Total deferred tax liabilities	(11,583)	(10,041)
Net deferred tax assets	$6,454	$6,751
Recorded as:
Non-current deferred tax assets	$12,226	$12,782
Non-current deferred tax liabilities	(5,772)	(6,031)
Net deferred tax assets	$6,454	$6,751

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2023, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was approximately $11.0 billion. If the undistributed earnings and other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2023, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these other outside basis temporary differences would be approximately $2.0 billion.

Our net deferred tax assets were $6.5 billion and $6.8 billion as of May 31, 2023 and 2022, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $1.9 billion and $1.7 billion as of May 31, 2023 and 2022, respectively. A majority of the valuation allowances as of May 31, 2023 and 2022 related to tax assets established in purchase accounting and other tax credits. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2023, we had federal net operating loss carryforwards of approximately $380 million, which are subject to limitation on their utilization. Approximately $304 million of these federal net operating losses expire in various years between fiscal 2024 and fiscal 2038. Approximately $76 million of these federal net operating losses are not currently subject to expiration dates. We had state net operating loss carryforwards of approximately $2.2 billion at May 31, 2023, which expire between fiscal 2024 and fiscal 2043 and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.9 billion at May 31, 2023, which are subject to limitations on their utilization. Approximately $1.8 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $61 million, expire between fiscal 2024 and fiscal 2039. At May 31, 2023, we had federal capital loss carryforwards of approximately $141 million, which expire in fiscal 2026. We had state capital loss carryforwards of approximately $314 million, which expire between fiscal 2026 and fiscal 2036. We had tax credit carryforwards of approximately $1.4 billion at May 31, 2023, which are subject to limitations on their utilization. Approximately $933 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $438 million, expire in various years between fiscal 2024 and fiscal 2043.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2023	2022	2021
Gross unrecognized tax benefits as of June 1	$7,284	$6,912	$6,972
Increases related to tax positions from prior fiscal years	709	66	225
Decreases related to tax positions from prior fiscal years	(45)	(24)	(836)
Increases related to tax positions taken during current fiscal year	669	919	531
Settlements with tax authorities	(212)	(117)	(51)
Lapses of statutes of limitation	(631)	(333)	(66)
Cumulative translation adjustments and other, net	(59)	(139)	137
Total gross unrecognized tax benefits as of May 31	$7,715	$7,284	$6,912

As of May 31, 2023, 2022 and 2021, $3.9 billion, $4.3 billion and $4.4 billion, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our (provision for) benefit from income taxes line of our consolidated statements of operations of $111 million, $93 million and $166 million during fiscal 2023, 2022 and 2021, respectively. Interest and penalties accrued as of May 31, 2023 and 2022 were $1.7 billion and $1.6 billion, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2021. Many issues are at an advanced stage in the examination process, the most significant of which include issues related to transfer pricing, domestic production activity, one-time transition tax, foreign tax credits, research and development credits and state economic nexus. With respect to all of these domestic audit issues considered in the aggregate, we believe that it was reasonably possible that, as of May 31, 2023, our gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $538 million ($442 million net of offsetting tax benefits). Our U.S. federal income tax returns have been examined for all years prior to fiscal 2013 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2007, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining or have examined returns of Oracle and various acquired entities for years through fiscal 2023. Many of the relevant tax years are at an advanced stage in examination or subsequent controversy resolution processes, the most significant of which include issues related to transfer pricing and withholding tax. The manner in which those issues are resolved and the timing thereof could potentially result in a range of decreases or increases in our unrecognized tax benefits over the next 12 months. We believe it was reasonably possible that, as of May 31, 2023, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $767 million ($262 million net of offsetting tax benefits). We also believe it was reasonably possible that, as of May 31, 2023, the gross unrecognized tax benefits could increase in the next 12 months by as much as $637 million ($111 million net of offsetting US tax benefits). With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, Germany, India, Indonesia, Israel, Italy, Mexico, New Zealand, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses for each of fiscal 2023, 2022 and 2021:

	Year Ended May 31,
(in millions)	2023	2022	2021
Cloud and license:
Revenues(1)	$41,086	$36,052	$34,101
Cloud services and license support expenses	7,222	4,915	4,133
Sales and marketing expenses	7,738	7,054	6,799
Margin(2)	$26,126	$24,083	$23,169
Hardware:
Revenues	$3,274	$3,183	$3,359
Hardware products and support expenses	1,011	944	945
Sales and marketing expenses	331	361	388
Margin(2)	$1,932	$1,878	$2,026
Services:
Revenues	$5,594	$3,205	$3,021
Services expenses	4,490	2,539	2,393
Margin(2)	$1,104	$666	$628
Totals:
Revenues(1)	$49,954	$42,440	$40,481
Expenses	20,792	15,813	14,658
Margin(2)	$29,162	$26,627	$25,823

(1)
Cloud and license revenues and total revenues presented for management reporting for fiscal 2021 included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. The table below provides a reconciliation of our total operating segment revenues to our total revenues as reported in our consolidated statements of operations for all periods presented.
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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before income taxes:

	Year Ended May 31,
(in millions)	2023	2022	2021
Total revenues for operating segments	$49,954	$42,440	$40,481
Cloud and license revenues(1)	—	—	(2)
Total revenues	$49,954	$42,440	$40,479
Total margin for operating segments	$29,162	$26,627	$25,823
Cloud and license revenues(1)	—	—	(2)
Research and development	(8,623)	(7,219)	(6,527)
General and administrative	(1,579)	(1,317)	(1,254)
Amortization of intangible assets	(3,582)	(1,150)	(1,379)
Acquisition related and other	(190)	(4,713)	(138)
Restructuring	(490)	(191)	(431)
Stock-based compensation for operating segments	(1,201)	(735)	(513)
Expense allocations and other, net	(404)	(376)	(366)
Interest expense	(3,505)	(2,755)	(2,496)
Non-operating (expenses) income, net	(462)	(522)	282
Income before income taxes	$9,126	$7,649	$12,999

(1)
Cloud and license revenues presented for management reporting for fiscal 2021 included revenues related to cloud and license obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations due to business combination accounting rules that were applicable to acquisitions closed prior to fiscal 2022. This table includes a reconciliation of our total operating segment revenues to our total revenues as reported in our consolidated statements of operations for all periods presented.

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

The following table is a summary of our total revenues by geographic region:

	Year Ended May 31,
(in millions)	2023	2022	2021
Americas	$31,226	$23,679	$21,828
EMEA(1)	12,109	12,011	11,894
Asia Pacific	6,619	6,750	6,757
Total revenues	$49,954	$42,440	$40,479

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Year Ended May 31,
(in millions)	2023	2022	2021
Cloud services	$15,881	$10,809	$8,921
License support	19,426	19,365	19,779
Total cloud services and license support revenues	$35,307	$30,174	$28,700

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Year Ended May 31,
(in millions)	2023	2022	2021
Applications cloud services and license support	$16,651	$12,612	$11,712
Infrastructure cloud services and license support	18,656	17,562	16,988
Total cloud services and license support revenues	$35,307	$30,174	$28,700

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2023, 2022 or 2021:

	As of and for the Year Ended May 31,
	2023		2022		2021
(in millions)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)
United States	$27,535	$19,322	$20,246	$10,300	$18,734	$6,826
United Kingdom	2,159	905	2,335	805	2,110	685
Germany	1,755	940	1,799	813	1,744	561
Japan	1,681	770	1,847	788	1,988	650
Other countries	16,824	3,626	16,213	3,438	15,903	2,663
Total	$49,954	$25,563	$42,440	$16,144	$40,479	$11,385

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

	Year Ended May 31,
(in millions, except per share data)	2023	2022	2021
Net income	$8,503	$6,717	$13,746
Weighted average common shares outstanding	2,696	2,700	2,945
Dilutive effect of employee stock plans	70	86	77
Dilutive weighted average common shares outstanding	2,766	2,786	3,022
Basic earnings per share	$3.15	$2.49	$4.67
Diluted earnings per share	$3.07	$2.41	$4.55
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	50	34	36

(1)
These weighted shares relate to anti-dilutive restricted service based stock-based awards as calculated using the treasury stock method and contingently issuable shares pursuant to PSOs arrangements. Such shares could be dilutive in the future. See Note 12 for information regarding the exercise prices of our outstanding, unexercised stock options.

16.
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

Trial commenced on July 18, 2022, and has concluded. On November 18, 2022, the court held a final hearing on the parties’ post-trial briefing. On December 27, 2022, the court “so ordered” a stipulation, dismissing the Board member from this action. On May 12, 2023, the court issued its trial ruling, finding for defendants and rejecting plaintiffs’ claims. On May 22, 2023, plaintiffs filed a motion for attorneys’ fees, claiming that this lawsuit had conferred a benefit on Oracle. On May 31, 2023, defendants filed a bill of costs, as the prevailing party.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Derivative Litigation Concerning Oracle’s Cloud Business

On February 12 and May 6, 2019, two stockholder derivative lawsuits were filed in the United States District Court for the Northern District of California. The cases were consolidated, and on July 8, 2019, a single plaintiff filed a consolidated complaint. The consolidated complaint brought various claims relating to a Rule 10b-5 class action that was filed in the same court on August 10, 2018, and which was settled for a payment by the Company of $17,500,000. That matter is now concluded. In the Rule 10b-5 class action, plaintiff alleged Oracle and certain Oracle officers made or were responsible for false and misleading statements regarding Oracle’s cloud business.

Plaintiff in the derivative action filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer, and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the 10b-5 class action caused harm to Oracle, including harming Oracle because Oracle allegedly repurchased its own stock at an inflated price. Plaintiff also claims that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws. Plaintiff seeks a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, an award of damages to Oracle, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. On June 14, 2021, the court “so ordered” a stipulation from the parties, staying this case pending resolution of the 10b-5 action, and the court “so ordered” two additional stipulations, staying the case until January 31, 2023. Defendants are scheduled to file their motion to dismiss by June 29, 2023.

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

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	6/16/16	Oracle Corporation

4.01	Specimen Certificate of Oracle Corporation’s Common Stock	S-3 ASR	333-166643	4.4	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.04	Form of 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Note	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.05	Form of 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Note	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.06	Form of 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Note	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

4.07	Form of New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.08	Form of 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Note	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.09	Form of 3.625% Note due 2023, together with Officers’ Certificate issued July 16, 2013 setting forth the terms of the Note	8-K	001-35992	4.12	7/16/13	Oracle Corporation

4.10	Forms of 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.11	Forms of 2.95% Notes due 2025, 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

4.12	Forms of 2.40% Notes due 2023, 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

4.13	Forms of 2.950% Notes due 2024, 3.250% Notes due 2027, 3.800% Notes due 2037 and 4.000% Notes due 2047, together with Officers’ Certificate issued November 9, 2017 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/17	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.14	Forms of 2.500% Notes due 2025, 2.800% Notes due 2027, 2.950% Notes due 2030, 3.600% Notes due 2040, 3.600% Notes due 2050 and 3.850% Notes due 2060, together with Officers’ Certificate issued April 1, 2020 setting forth the terms of the Notes	8-K	001-35992	4.1	4/1/20	Oracle Corporation

4.15	Forms of 1.650% Notes due 2026, 2.300% Notes due 2028, 2.875% Notes due 2031, 3.650% Notes due 2041, 3.950% Notes due 2051 and 4.100% Notes due 2061, together with Officers’ Certificate issued March 24, 2021 setting forth the terms of the Notes	8-K	001-35992	4.1	3/24/21	Oracle Corporation

4.16	Forms of 5.800% Notes due 2025, 6.150% Notes due 2029, 6.250% Notes due 2032 and 6.900% Notes due 2052, together with an Officers’ Certificate issued November 9, 2022 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/22	Oracle Corporation

4.17	Forms of 4.500% Notes due 2028, 4.650% Notes due 2030, 4.900% Notes due 2033 and 5.550% Notes due 2053, together with an Officers’ Certificate issued February 6, 2023 setting forth the terms of the Notes	8-K	001-35992	4.1	2/6/23	Oracle Corporation

4.18	Description of Oracle Corporation’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35992	4.15	6/21/19	Oracle Corporation

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of May 3, 2022	10-K	001-35992	10.02	6/21/22	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016	10-K	001-35992	10.03	6/22/16	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on November 15, 2017	8-K	001-35992	10.04	11/17/17	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	001-35992	10.05	9/18/17	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.06	6/25/15	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08*	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of February 12, 2019	10-Q	001-35992	10.09	3/18/19	Oracle Corporation

10.09*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

10.10*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	6/25/15	Oracle Corporation

10.11*	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Named Executive Officers	10-Q	001-35992	10.16	9/18/17	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.12*	First Amendment to Performance-Based Stock Option Agreement with Lawrence J. Ellison and Safra A. Catz under the Amended and Restated 2000 Long-Term Equity Incentive Plan	8-K	001-35992	10.15	7/7/21	Oracle Corporation

10.13*	Form of Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Employees (Including Section 16 Officers)	10-Q	001-35992	10.17	9/18/17	Oracle Corporation

10.14*	Oracle Corporation Amended and Restated 2020 Equity Incentive Plan (as approved by the stockholders on November 10, 2021)	8-K	001-35992	10.16	11/12/21	Oracle Corporation

10.15*	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan for U.S. Employees	10-Q	001-35992	10.16	12/11/20	Oracle Corporation

10.16§	$6,000,000,000 5-Year Revolving Credit Agreement dated as of March 8, 2022 among Oracle Corporation and the lenders and agents named therein	10-Q	001-35992	10.16	3/11/22	Oracle Corporation

10.17§	$15,700,000,000 364-Day Delayed Draw Term Loan Credit Agreement dated as of March 8, 2022 among Oracle Corporation and the lenders and agents named therein	10-Q	001-35992	10.17	3/11/22	Oracle Corporation

21.01‡	Subsidiaries of the Registrant

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

99.1§	$4,360,000,000 5-Year Term Loan Credit Agreement dated as of August 16, 2022 among Oracle Corporation and the lenders and agents named therein	10-Q	001-35992	99.1	9/13/22	Oracle Corporation

99.2‡	$1,270,000,000 Commitment Increase and Additional Lender Supplement dated November 2, 2022 among Oracle Corporation and the lenders and agent named therein

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (1) Consolidated Balance Sheets as of May 31, 2023 and 2022, (2) Consolidated Statements of Operations for the years ended May 31, 2023, 2022 and 2021, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2023, 2022 and 2021, (4) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended May 31, 2023, 2022 and 2021, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2023, 2022 and 2021 and (6) Notes to Consolidated Financial Statements

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

104‡	The cover page from the Company’s Annual Report on Form 10-K for the year ended May 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

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

ORACLE CORPORATION

Date: June 20, 2023	By:	/s/ Safra A. Catz
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 20, 2023
Safra A. Catz

/s/ Maria Smith	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 20, 2023
Maria Smith

/s/ Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer	June 20, 2023
Lawrence J. Ellison

/s/ Jeffrey O. Henley	Vice Chairman of the Board of Directors	June 20, 2023
Jeffrey O. Henley

/s/ Awo Ablo	Director	June 20, 2023
Awo Ablo

/s/ Jeffrey S. Berg	Director	June 20, 2023
Jeffrey S. Berg

/s/ Michael J. Boskin	Director	June 20, 2023
Michael J. Boskin

/s/ Bruce R. Chizen	Director	June 20, 2023
Bruce R. Chizen

/s/ George H. Conrades	Director	June 20, 2023
George H. Conrades

/s/ Rona A. Fairhead	Director	June 20, 2023
Rona A. Fairhead

/s/ Renée J. James	Director	June 20, 2023
Renée J. James

/s/ Charles W. Moorman IV	Director	June 20, 2023
Charles W. Moorman IV

/s/ Leon E. Panetta	Director	June 20, 2023
Leon E. Panetta
/s/ William G. Parrett	Director	June 20, 2023
William G. Parrett

/s/ Naomi O. Seligman	Director	June 20, 2023
Naomi O. Seligman

/s/ Vishal Sikka	Director	June 20, 2023
Vishal Sikka