Form 10-Q
period 2023-08-31
ORACLE CORP
filed 2023-09-12
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

The number of shares of registrant’s common stock outstanding as of September 7, 2023 was: 2,739,821,000.

1

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
•
our expectation that, on a constant currency basis, our total cloud and license revenues generally will continue to increase due to expected growth in our cloud services and continued demand for our cloud license and on-premise license and license support offerings;
•
our expectation that substantially all of our customers will renew their license support contracts upon expiration;
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
•
our belief that we have adequately provided under U.S. generally accepted accounting principles for outcomes related to our tax audits, that the final outcome of our tax-related examinations, agreements or judicial proceedings will not have a material effect on our results of operations, and that our net deferred tax assets will likely be realized in the foreseeable future;
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
•
the cost savings we expect to realize pursuant to our Fiscal 2024 Oracle Restructuring Plan;
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “endeavors,” “estimates,” “expects,” “intends,” “is designed to,” “plans,” “seeks,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal 2024, which runs from June 1, 2023 to May 31, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2023 and May 31, 2023

(Unaudited)

(in millions, except per share data)	August 31, 2023	May 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$11,613	$9,765
Marketable securities	470	422
Trade receivables, net of allowances for credit losses of $445 and $428 as of August 31, 2023 and May 31, 2023, respectively	6,519	6,915
Prepaid expenses and other current assets	3,564	3,902
Total current assets	22,166	21,004
Non-current assets:
Property, plant and equipment, net	17,644	17,069
Intangible assets, net	9,074	9,837
Goodwill, net	62,206	62,261
Deferred tax assets	12,243	12,226
Other non-current assets	13,329	11,987
Total non-current assets	114,496	113,380
Total assets	$136,662	$134,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$4,499	$4,061
Accounts payable	1,034	1,204
Accrued compensation and related benefits	1,818	2,053
Deferred revenues	11,120	8,970
Other current liabilities	6,886	6,802
Total current liabilities	25,357	23,090
Non-current liabilities:
Notes payable and other borrowings, non-current	84,442	86,420
Income taxes payable	11,201	11,077
Deferred tax liabilities	5,281	5,772
Other non-current liabilities	7,540	6,469
Total non-current liabilities	108,464	109,738
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,739 shares and 2,713 shares as of August 31, 2023 and May 31, 2023, respectively	30,295	30,215
Accumulated deficit	(26,428)	(27,620)
Accumulated other comprehensive loss	(1,497)	(1,522)
Total Oracle Corporation stockholders’ equity	2,370	1,073
Noncontrolling interests	471	483
Total stockholders’ equity	2,841	1,556
Total liabilities and stockholders’ equity	$136,662	$134,384

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2023 and 2022

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2023	2022
Revenues:
Cloud services and license support	$9,547	$8,417
Cloud license and on-premise license	809	904
Hardware	714	763
Services	1,383	1,361
Total revenues	12,453	11,445
Operating expenses:
Cloud services and license support(1)	2,179	1,735
Hardware(1)	219	249
Services(1)	1,212	1,053
Sales and marketing(1)	2,026	2,177
Research and development	2,216	2,093
General and administrative	393	411
Amortization of intangible assets	763	919
Acquisition related and other	11	41
Restructuring	138	144
Total operating expenses	9,157	8,822
Operating income	3,296	2,623
Interest expense	(872)	(787)
Non-operating expenses, net	(49)	(180)
Income before income taxes	2,375	1,656
Benefit from (provision for) income taxes	45	(108)
Net income	$2,420	$1,548
Earnings per share:
Basic	$0.89	$0.58
Diluted	$0.86	$0.56
Weighted average common shares outstanding:
Basic	2,728	2,685
Diluted	2,823	2,747

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2023 and 2022

(Unaudited)

	Three Months Ended August 31,
(in millions)	2023	2022
Net income	$2,420	$1,548
Other comprehensive income (loss), net of tax:
Net foreign currency translation losses	(44)	(288)
Net unrealized gains on cash flow hedges	72	17
Other, net	(3)	(1)
Total other comprehensive income (loss), net	25	(272)
Comprehensive income	$2,445	$1,276

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended August 31, 2023 and 2022

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2023	2022
Common stock and additional paid in capital
Balance, beginning of period	$30,215	$26,808
Common stock issued	308	515
Stock-based compensation	849	750
Repurchases of common stock	(13)	(73)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(1,060)	(829)
Other, net	(4)	53
Balance, end of period	$30,295	$27,224
Accumulated deficit
Balance, beginning of period	$(27,620)	$(31,336)
Repurchases of common stock	(137)	(486)
Cash dividends declared	(1,091)	(860)
Net income	2,420	1,548
Balance, end of period	$(26,428)	$(31,134)
Other stockholders’ equity (deficit), net
Balance, beginning of period	$(1,039)	$(1,240)
Other comprehensive income (loss), net	25	(272)
Other, net	(12)	(27)
Balance, end of period	$(1,026)	$(1,539)
Total stockholders’ equity (deficit)	$2,841	$(5,449)
Cash dividends declared per common share	$0.40	$0.32

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2023 and 2022

(Unaudited)

	Three Months Ended August 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$2,420	$1,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	712	547
Amortization of intangible assets	763	919
Deferred income taxes	(517)	(344)
Stock-based compensation	849	750
Other, net	169	156
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	380	761
Decrease in prepaid expenses and other assets	269	44
Decrease in accounts payable and other liabilities	(457)	(166)
Increase in income taxes payable	69	145
Increase in deferred revenues	2,317	2,034
Net cash provided by operating activities	6,974	6,394
Cash flows from investing activities:
Purchases of marketable securities and other investments	(333)	(57)
Proceeds from sales and maturities of marketable securities and other investments	85	138
Acquisitions, net of cash acquired	—	(27,798)
Capital expenditures	(1,314)	(1,719)
Net cash used for investing activities	(1,562)	(29,436)
Cash flows from financing activities:
Payments for repurchases of common stock	(150)	(552)
Proceeds from issuances of common stock	308	515
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(1,060)	(829)
Payments of dividends to stockholders	(1,091)	(860)
Repayments of commercial paper	(562)	—
Proceeds from issuances of senior notes and other borrowings, net of issuance costs	—	20,046
Repayments of senior notes and other borrowings	(1,000)	(5,883)
Other, net	27	(127)
Net cash (used for) provided by financing activities	(3,528)	12,310
Effect of exchange rate changes on cash and cash equivalents	(36)	(203)
Net increase (decrease) in cash and cash equivalents	1,848	(10,935)
Cash and cash equivalents at beginning of period	9,765	21,383
Cash and cash equivalents at end of period	$11,613	$10,448
Non-cash financing activities:
Fair values of stock awards assumed in connection with acquisitions	$—	$55

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

(Unaudited)

1.
BASIS OF PRESENTATION AND OTHER

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending May 31, 2024.

During the first quarter of fiscal 2024, we finalized our adoption of Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendments to the initial guidance (collectively, Topic 848), which had no material impact to our current or historical condensed consolidated financial statements. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended August 31, 2023.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of August 31, 2023 and May 31, 2023 and our condensed consolidated statements of cash flows for the three months ended August 31, 2023 and 2022 was nominal.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of August 31, 2023 and May 31, 2023. The revenues recognized during the three months ended August 31, 2023 and 2022, respectively, that were included in the opening deferred revenues balances as of May 31, 2023 and 2022, respectively, were approximately $3.9 billion and $3.5 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three months ended August 31, 2023 and 2022.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, were $64.9 billion as of August 31, 2023, approximately 49% of which we expect to recognize as revenues over the next twelve months, 35% over the subsequent month 13 to month 36 and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $561 million and $927 million for the three months ended August 31, 2023 and 2022, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $1.7 billion and $1.6 billion as of August 31, 2023 and May 31, 2023, respectively, and are included in other non-current assets in the accompanying condensed consolidated balance sheets and are subject to periodic impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable investments held as of these dates were with a related party entity for which we follow the equity method of accounting. We are also a counterparty to certain options to acquire additional equity interests in that entity at various times through June 2025 and we could obtain control of that entity should such options be exercised.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
(in millions)	2023	2022
Transitional and other employee related costs	$6	$17
Business combination adjustments, net	1	5
Other, net	4	19
Total acquisition related and other expenses	$11	$41

Non-Operating Expenses, net

Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to equity investments, including losses attributable to equity method investments and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan and non-service net periodic pension income and losses.

	Three Months Ended August 31,
(in millions)	2023	2022
Interest income	$136	$38
Foreign currency losses, net	(82)	(71)
Noncontrolling interests in income	(37)	(38)
Losses from equity investments, net	(118)	(86)
Other income (expenses), net	52	(23)
Total non-operating expenses, net	$(49)	$(180)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

2.
ACQUISITIONS

Fiscal 2023 Acquisition of Cerner Corporation

On June 8, 2022, we completed our acquisition of Cerner Corporation (Cerner), a provider of digital information systems used within hospitals and health systems that are designed to enable medical professionals to deliver better healthcare to individual patients and communities.

The total purchase price for Cerner was $28.2 billion, which consisted of $28.2 billion in cash and $55 million for the fair values of restricted stock-based awards and stock options assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $18.6 billion of goodwill, $12.0 billion of identifiable intangible assets and $2.4 billion of net tangible liabilities. See Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for additional information regarding our acquisition of Cerner.

Other Fiscal 2023 Acquisitions

During fiscal 2023, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2023			May 31, 2023
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$3,489	$—	$3,489	$1,694	$—	$1,694
Time deposits and other	160	493	653	180	288	468
Derivative financial instruments	—	174	174	—	102	102
Total assets	$3,649	$667	$4,316	$1,874	$390	$2,264
Liabilities:
Derivative financial instruments	$—	$112	$112	$—	$126	$126

Our cash equivalents and marketable securities investments consist of money market funds, time deposits, marketable equity securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of August 31, 2023 and May 31, 2023, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $88.9 billion and $89.9 billion of senior notes and other long-term borrowings and the related fair value hedges that we had outstanding as of August 31, 2023 and May 31, 2023, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges using Level 2 inputs at August 31, 2023 and May 31, 2023 were $78.7 billion and $79.9 billion, respectively.

4.
INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2024 and the net book value of intangible assets as of August 31, 2023 and May 31, 2023 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(in millions)	May 31, 2023	Additions & Adjustments, net	August 31, 2023	May 31, 2023	Expense	August 31, 2023	May 31, 2023	August 31, 2023
Developed technology	$4,300	$—	$4,300	$(2,407)	$(168)	$(2,575)	$1,893	$1,725
Cloud services and license support agreements and related relationships	9,456	—	9,456	(5,579)	(269)	(5,848)	3,877	3,608
Cloud license and on-premise license agreements and related relationships	2,688	—	2,688	(697)	(116)	(813)	1,991	1,875
Other	3,582	—	3,582	(1,506)	(210)	(1,716)	2,076	1,866
Total intangible assets, net	$20,026	$—	$20,026	$(10,189)	$(763)	$(10,952)	$9,837	$9,074

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

As of August 31, 2023, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2024	$2,231
Fiscal 2025	2,283
Fiscal 2026	1,620
Fiscal 2027	664
Fiscal 2028	635
Fiscal 2029	561
Thereafter	1,080
Total intangible assets, net	$9,074

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2023 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2023	$57,060	$2,732	$2,469	$62,261
Goodwill adjustments, net(1)	(13)	—	(42)	(55)
Balances as of August 31, 2023	$57,047	$2,732	$2,427	$62,206

(1)
Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations and certain other adjustments.
5.
RESTRUCTURING ACTIVITIES

Fiscal 2024 Oracle Restructuring Plan

During the first quarter of fiscal 2024, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2024 Restructuring Plan). The total estimated restructuring costs associated with the 2024 Restructuring Plan are up to $609 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $153 million of restructuring expenses in connection with the 2024 Restructuring Plan in the first three months of fiscal 2024 and we expect to incur the majority of the estimated remaining $456 million through the end of fiscal 2025. Any changes to the estimates of executing the 2024 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

Summary of All Plans

	Accrued	Three Months Ended August 31, 2023			Accrued	Total Costs	Total Expected
(in millions)	May 31, 2023(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	August 31, 2023(2)	Accrued to Date	Program Costs
2024 Restructuring Plan(1)
Cloud and license	$—	$79	$—	$(23)	$56	$79	$184
Hardware	—	2	—	(1)	1	2	5
Services	—	24	—	(13)	11	24	187
Other	—	48	—	(22)	26	48	233
Total 2024 Restructuring Plan	$—	$153	$—	$(59)	$94	$153	$609
Total other restructuring plans(5)	$199	$—	$(15)	$(48)	$136
Total restructuring plans	$199	$153	$(15)	$(107)	$230

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of August 31, 2023 and May 31, 2023, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
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
6.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2023	May 31, 2023
Cloud services and license support	$9,911	$7,983
Hardware	686	535
Services	469	400
Cloud license and on-premise license	54	52
Deferred revenues, current	11,120	8,970
Deferred revenues, non-current (in other non-current liabilities)	1,146	968
Total deferred revenues	$12,266	$9,938

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

7.
STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2023, approximately $8.0 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 1.3 million shares for $150 million during the three months ended August 31, 2023 and 7.5 million shares for $559 million during the three months ended August 31, 2022 under the stock repurchase program.

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

Dividends on Common Stock

In September 2023, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock. The dividend is payable on October 26, 2023 to stockholders of record as of the close of business on October 12, 2023. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2024 Stock‑Based Awards Activity and Compensation Expense

During the first quarter of fiscal 2024, we issued 2 million restricted stock-based units (RSUs), all of which are subject to service-based vesting restrictions. These fiscal 2024 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 1 million shares during the first quarter of fiscal 2024.

The RSUs that were granted during the three months ended August 31, 2023 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 12 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2023	2022
Cloud services and license support	$111	$91
Hardware	5	4
Services	34	25
Sales and marketing	135	124
Research and development	484	422
General and administrative	80	84
Total stock-based compensation	$849	$750

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

8.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our benefit from (provision for) income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax benefit rate was (1.9%) for the three months ended August 31, 2023, and our effective tax rate was 6.5% for the three months ended August 31, 2022.

Our net deferred tax assets were $7.0 billion and $6.5 billion as of August 31, 2023 and May 31, 2023, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, Germany, India, Indonesia, Israel, Italy, Mexico, New Zealand, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

We believe that we have adequately provided under GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

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

Our cloud and license business engages in the sale, marketing and delivery of our enterprise applications and infrastructure technologies through cloud and on-premise deployment models including our cloud services and license support offerings; and our cloud license and on-premise license offerings. Cloud services and license support revenues are generated from offerings that are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Cloud services and license support contracts provide customers with access to the latest updates to the applications and infrastructure technologies as they become available and for which the customer contracted and also include related technical support services over the contractual term. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract. In each fiscal year, our cloud and license business’ contractual activities are typically highest in our fourth fiscal quarter and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended August 31,
(in millions)	2023	2022
Cloud and license:
Revenues	$10,356	$9,321
Cloud services and license support expenses	2,040	1,620
Sales and marketing expenses	1,784	1,930
Margin(1)	$6,532	$5,771
Hardware:
Revenues	$714	$763
Hardware products and support expenses	211	243
Sales and marketing expenses	70	79
Margin(1)	$433	$441
Services:
Revenues	$1,383	$1,361
Services expenses	1,145	1,007
Margin(1)	$238	$354
Totals:
Revenues	$12,453	$11,445
Expenses	5,250	4,879
Margin(1)	$7,203	$6,566

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

The following table reconciles total operating segment margin to income before income taxes:

	Three Months Ended August 31,
(in millions)	2023	2022
Total margin for operating segments	$7,203	$6,566
Research and development	(2,216)	(2,093)
General and administrative	(393)	(411)
Amortization of intangible assets	(763)	(919)
Acquisition related and other	(11)	(41)
Restructuring	(138)	(144)
Stock-based compensation for operating segments	(285)	(244)
Expense allocations and other, net	(101)	(91)
Interest expense	(872)	(787)
Non-operating expenses, net	(49)	(180)
Income before income taxes	$2,375	$1,656

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

Disaggregation of Revenues

We have considered information that is regularly reviewed by our CODMs in evaluating financial performance and disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues to depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The principal category we use to disaggregate revenues is the nature of our products and services as presented in our condensed consolidated statements of operations.

The following table is a summary of our total revenues by geographic region:

	Three Months Ended August 31,
(in millions)	2023	2022
Americas	$7,841	$7,192
EMEA(1)	3,005	2,691
Asia Pacific	1,607	1,562
Total revenues	$12,453	$11,445

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Three Months Ended August 31,
(in millions)	2023	2022
Cloud services	$4,635	$3,579
License support	4,912	4,838
Total cloud services and license support revenues	$9,547	$8,417

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Three Months Ended August 31,
(in millions)	2023	2022
Applications cloud services and license support	$4,471	$4,016
Infrastructure cloud services and license support	5,076	4,401
Total cloud services and license support revenues	$9,547	$8,417

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options and shares issuable under the employee stock

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

purchase plan as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended August 31,
(in millions, except per share data)	2023	2022
Net income	$2,420	$1,548
Weighted-average common shares outstanding	2,728	2,685
Dilutive effect of employee stock plans	95	62
Dilutive weighted-average common shares outstanding	2,823	2,747
Basic earnings per share	$0.89	$0.58
Diluted earnings per share	$0.86	$0.56
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	27	71

(1)
These weighted shares relate to anti-dilutive restricted service based stock-based awards as calculated using the treasury stock method and contingently issuable shares pursuant to performance stock option arrangements. Such shares could be dilutive in the future.
11.
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

Trial commenced on July 18, 2022, and has concluded. On November 18, 2022, the court held a final hearing on the parties’ post-trial briefing. On December 27, 2022, the court “so ordered” a stipulation, dismissing the Board member from this action. On May 12, 2023, the court issued its trial ruling, finding for defendants and rejecting plaintiffs’ claims. On May 22, 2023, plaintiffs filed a motion for attorneys’ fees, claiming that this lawsuit had

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2023

(Unaudited)

conferred a benefit on Oracle. By letter dated May 23, 2023, the court informed the parties that a final order and judgment would be entered after the court resolved plaintiffs’ motion for attorneys’ fees. On July 28, 2023, nominal defendant Oracle filed an opposition to plaintiffs’ fee application. No schedule has been set for plaintiffs to file a reply. Because the court has not yet ruled on plaintiffs’ motion, no judgment has been entered, and plaintiffs time to file a notice of appeal has not yet begun to run. On May 31, 2023, defendants filed a bill of costs, as the prevailing party. This motion is fully briefed, and the court has not yet ruled on this motion.

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

Plaintiff in the derivative action filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer, and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the 10b-5 class action caused harm to Oracle, including harming Oracle because Oracle allegedly repurchased its own stock at an inflated price. Plaintiff also claims that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws. Plaintiff seeks a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, an award of damages to Oracle, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. On June 14, 2021, the court “so ordered” a stipulation from the parties, staying this case pending resolution of the 10b-5 action, and the court “so ordered” two additional stipulations, staying the case until January 31, 2023. While Defendants had been scheduled to file their motion to dismiss by June 29, 2023, the parties agreed to two stays of this case, which the court “so ordered” on June 23, 2023, and on September 1, 2023. The September 1 stay was entered so that the parties can explore a mediated resolution to this matter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our businesses and significant trends. This overview is followed by a summary of our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

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
cloud services revenues, which are earned by providing customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, deploys, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. Oracle SaaS and OCI (collectively Oracle Cloud Services) arrangements are generally billed in advance of the cloud services being delivered; generally have durations of one to three years; are generally renewed at the customer’s option; and are generally recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time.
•
Cloud license and on-premise license revenues, which include revenues from the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud-based, on-premise or other IT environments. Our cloud license and on-premise license transactions are generally perpetual in nature and are generally recognized as revenues up front at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct cloud licenses and on-premise licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large license transactions can substantially affect our quarterly license revenues due to the point-in-time nature of revenue recognition for license transactions, which is different than the typical revenue recognition pattern for our cloud services and license support revenues in which revenues are recognized over time. Cloud license and on-premise license customers have the option to purchase and renew license support contracts, as further described above.

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure software licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 37% and 31% of our total revenues in the first three months of fiscal 2024 and 2023, respectively.

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

On a constant currency basis, we expect that our total cloud and license revenues generally will continue to increase due to:

•
expected growth in our cloud services; and
•
continued demand for our cloud license and on-premise license and license support offerings.

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

Hardware Business

Our hardware business, which represented 6% of our total revenues on a trailing 4-quarter basis, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

Services Business

Our services business, which represented 11% of our total revenues on a trailing 4-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We acquired certain companies and technologies during fiscal 2023, including Cerner. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information related to our acquisition of Cerner and our other recent acquisitions. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy.

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

Critical Accounting Estimates

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
•
Business Combinations;
•
Goodwill and Intangible Assets—Impairment Assessments;
•
Accounting for Income Taxes; and
•
Legal and Other Contingencies.

During the first quarter of fiscal 2024, there were no significant changes to our critical accounting estimates. Refer to "Critical Accounting Policies and Estimates" under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for a more complete discussion of our critical accounting estimates.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating expenses, net and benefit from (provision for) income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2023, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2023 and 2022, our financial statements would reflect reported revenues of $1.08 million in the first quarter of fiscal 2024 (using 1.08 as the month-end average exchange rate for the period) and $1.0 million in the first quarter of fiscal 2023 (using 1.0 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first quarter of fiscal 2024 and 2023 using the May 31, 2023 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Total Revenues by Geography:
Americas	$7,841	9%	8%	$7,192
EMEA(1)	3,005	12%	7%	2,691
Asia Pacific	1,607	3%	6%	1,562
Total revenues	12,453	9%	8%	11,445
Total Operating Expenses	9,157	4%	3%	8,822
Total Operating Margin	$3,296	26%	23%	$2,623
Total Operating Margin %	26%			23%
% Revenues by Geography:
Americas	63%			63%
EMEA	24%			23%
Asia Pacific	13%			14%
Total Revenues by Business:
Cloud and license	$10,356	11%	10%	$9,321
Hardware	714	-6%	-8%	763
Services	1,383	2%	1%	1,361
Total revenues	$12,453	9%	8%	$11,445
% Revenues by Business:
Cloud and license	83%			81%
Hardware	6%			7%
Services	11%			12%

(1)
Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, due to growth in our cloud and license business’ revenues and services business’ revenues, which were partially offset by a decline in our hardware business’ revenues. The constant currency revenues increase in our cloud and license business during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and also renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services, partially offset by a decrease in our cloud license and on-premise license revenues. In our services business, the increase during the first quarter of fiscal 2024 was attributable to an increase in advanced customer services revenues, partially offset by a decrease in our consulting services revenues. In our hardware business, the decrease during the first quarter of fiscal 2024 was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 68%, 22% and 10%, respectively, of the constant currency total revenue growth during the first quarter of fiscal 2024.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to higher cloud services and license support expenses, which were primarily due to higher employee related expenses and infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher services expenses and research and development expenses primarily due to higher employee related expenses, partially offset by lower hardware expenses in line with lower hardware revenues; lower sales and marketing expenses primarily due to lower employee related expenses; lower expenses for amortization of intangible assets as certain of our assets were fully amortized; and lower general and administrative expenses, acquisition related and other expenses and restructuring expenses.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, due to higher revenues.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended August 31,
(in millions)	2023	2022
Amortization of intangible assets(1)	$763	$919
Acquisition related and other(2)	11	41
Restructuring(3)	138	144
Stock-based compensation, operating segments(4)	285	244
Stock-based compensation, R&D and G&A(4)	564	506
Income tax effects(5)	(823)	(574)
	$938	$1,280

(1)
Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of August 31, 2023, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2024	$2,231
Fiscal 2025	2,283
Fiscal 2026	1,620
Fiscal 2027	664
Fiscal 2028	635
Fiscal 2029	561
Thereafter	1,080
Total intangible assets, net	$9,074

(2)
Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.
(3)
Restructuring expenses during the first quarter of fiscal 2024 primarily related to employee severance in connection with our Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan). Restructuring expenses during the first quarter of fiscal 2023 primarily related to employee severance in connection with our Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

(4)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2023	2022
Cloud services and license support	$111	$91
Hardware	5	4
Services	34	25
Sales and marketing	135	124
Stock-based compensation, operating segments	285	244
Research and development	484	422
General and administrative	80	84
Total stock-based compensation	$849	$750

(5)
For all periods presented, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure. These adjustments resulted in effective tax rates of 18.8% and 19.4%, instead of (1.9%) and 6.5%, respectively, for the first quarter of fiscal 2024 and 2023, which represented our effective tax (benefit) expense rates as derived per our condensed consolidated statements of operations.

Cloud and License Business

Our cloud and license business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle license support offerings; Oracle Cloud Services offerings; and Oracle cloud license and on-premise license offerings. License support revenues are typically generated through the sale of applications and infrastructure software license support contracts related to cloud licenses and on-premise licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, deploy, host, manage and support. Revenues for our cloud services are generally recognized over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings and marketing program costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Cloud and License Revenues:
Americas	$6,597	12%	12%	$5,887
EMEA	2,473	13%	9%	2,184
Asia Pacific	1,286	3%	6%	1,250
Total revenues	10,356	11%	10%	9,321
Expenses:
Cloud services and license support(1)	2,040	26%	25%	1,620
Sales and marketing(1)	1,784	-8%	-9%	1,930
Total expenses(1)	3,824	8%	7%	3,550
Total Margin	$6,532	13%	12%	$5,771
Total Margin %	63%			62%
% Revenues by Geography:
Americas	64%			63%
EMEA	24%			24%
Asia Pacific	12%			13%
Revenues by Offerings:
Cloud services	$4,635	30%	29%	$3,579
License support	4,912	2%	0%	4,838
Cloud license and on-premise license	809	-10%	-11%	904
Total revenues	$10,356	11%	10%	$9,321
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$4,471	11%	11%	$4,016
Infrastructure cloud services and license support	5,076	15%	14%	4,401
Total cloud services and license support revenues	$9,547	13%	12%	$8,417

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, due to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services for which we delivered such cloud and support services during the periods presented. The growth in our cloud services and license support revenues was partially offset by a decrease in our cloud license and on-premise license revenues. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 72%, 20% and 8%, respectively, of the constant currency revenue growth for this business during the first quarter of fiscal 2024.

In constant currency, our total cloud and license business’ expenses increased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues and higher employee related expenses. These constant currency expense increases were partially offset by lower sales and marketing expenses, which decreased primarily due to lower employee related expenses. Our cloud services and license support expenses have grown in recent periods, and we expect this growth to continue during fiscal 2024 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin and total margin as a percentage of revenues increased during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, due to increases in total revenues for this business.

Hardware Business

Our hardware business’ revenues are generated from the sales of our Oracle Engineered Systems, server, storage and industry-specific hardware offerings. The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and that are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty and related expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products with eligible support contracts; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Hardware Revenues:
Americas	$349	-14%	-15%	$407
EMEA	209	-1%	-5%	210
Asia Pacific	156	7%	9%	146
Total revenues	714	-6%	-8%	763
Expenses:
Hardware products and support(1)	211	-13%	-14%	243
Sales and marketing(1)	70	-12%	-12%	79
Total expenses(1)	281	-13%	-14%	322
Total Margin	$433	-2%	-3%	$441
Total Margin %	61%			58%
% Revenues by Geography:
Americas	49%			53%
EMEA	29%			28%
Asia Pacific	22%			19%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our constant currency hardware revenues decreased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Constant currency decreases in hardware revenue growth in the Americas and the EMEA regions were partially offset by a constant currency increase in hardware revenue growth in the Asia Pacific region during the first quarter of fiscal 2024.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to lower hardware product expenses, lower hardware support costs and lower sales and marketing costs, all of which aligned to lower hardware revenues.

In constant currency, our hardware business’ total margin decreased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, due to lower total revenues for this business. In constant currency, total margin as a percentage of revenues increased in the first quarter of fiscal 2024 relative to the first quarter of fiscal 2023, due to a decrease in expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Services Revenues:
Americas	$895	0%	-1%	$898
EMEA	323	9%	5%	297
Asia Pacific	165	-1%	3%	166
Total revenues	1,383	2%	1%	1,361
Total Expenses(1)	1,145	14%	13%	1,007
Total Margin	$238	-33%	-34%	$354
Total Margin %	17%			26%
% Revenues by Geography:
Americas	65%			66%
EMEA	23%			22%
Asia Pacific	12%			12%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, due to growth in our advanced customer services revenues, partially offset by a decrease in our consulting services revenues. Geographically, we experienced constant currency revenue growth in the EMEA and the Asia Pacific regions, partially offset by constant currency revenue decreases in the Americas region for this business during the first quarter of fiscal 2024.

In constant currency, total services expenses increased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to higher employee related expenses due to higher headcount.

In constant currency, our services business’ total margin and total margin as a percentage of revenues decreased during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, due to expenses growth.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Research and development(1)	$1,732	4%	3%	$1,671
Stock-based compensation	484	15%	15%	422
Total expenses	$2,216	6%	6%	$2,093
% of Total Revenues	18%			19%

(1)
Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to higher employee related expenses, including higher stock-based compensation expenses.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
General and administrative(1)	$313	-4%	-5%	$327
Stock-based compensation	80	-4%	-4%	84
Total expenses	$393	-4%	-5%	$411
% of Total Revenues	3%			4%

(1)
Excluding stock-based compensation

Excluding the effects of foreign currency rate fluctuations, total general and administrative expenses decreased during the first quarter of fiscal 2024, in comparison to the first quarter of fiscal 2023, primarily due to lower professional fees.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Developed technology	$168	-28%	-28%	$233
Cloud services and license support agreements and related relationships	269	-30%	-30%	385
Cloud license and on-premise license agreements and related relationships	116	8%	8%	108
Other	210	9%	9%	193
Total amortization of intangible assets	$763	-17%	-17%	$919

Amortization of intangible assets decreased in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Transitional and other employee related costs	$6	-66%	-66%	$17
Business combination adjustments, net	1	-75%	-74%	5
Other, net	4	-77%	-77%	19
Total acquisition related and other expenses	$11	-72%	-72%	$41

On a constant currency basis, acquisition related and other expenses decreased during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, due to lower expenses across all expense categories.

Restructuring Expenses: Restructuring expenses resulted from the execution of management-approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies and/or other strategic initiatives. Restructuring expenses consist of employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Restructuring expenses	$138	-4%	-1%	$144

Restructuring expenses in the first quarter of fiscal 2024 primarily related to our 2024 Restructuring Plan. Restructuring expenses in the first quarter of fiscal 2023 primarily related to our 2022 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2024 Restructuring Plan and the 2022 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by our 2024 Restructuring Plan were effected to implement our continued emphasis in developing, marketing, selling and delivering our cloud-based offerings. Certain of the cost savings realized pursuant to our 2024 Restructuring Plan initiatives were offset by investments in resources and geographies that we believe better address the development, marketing, sale and delivery of our cloud‑based offerings, including investments in the development and delivery of our second‑generation cloud infrastructure.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Interest expense	$872	11%	11%	$787

Interest expense increased during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to higher average borrowings resulting from our issuance of $12.3 billion of senior notes and $5.6 billion of borrowings pursuant to a term loan credit agreement (Term Loan Credit Agreement) in fiscal 2023. The increase in interest expense was partially offset by lower interest expense that resulted from $3.8 billion and $1.0 billion of scheduled repayments made during fiscal 2023 and the first quarter of fiscal 2024, respectively, and the repayment of borrowings pursuant to a $15.7 billion delayed draw term loan credit agreement (Bridge Credit Agreement) during fiscal 2023.

Non-Operating Expenses, net: Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to equity investments, including losses attributable to equity method investments and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan and non-service net periodic pension income and losses.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Interest income	$136	255%	263%	$38
Foreign currency losses, net	(82)	15%	11%	(71)
Noncontrolling interests in income	(37)	-3%	-3%	(38)
Losses from equity investments, net	(118)	36%	35%	(86)
Other income (expenses), net	52	*	*	(23)
Total non-operating expenses, net	$(49)	-73%	-74%	$(180)

*	Not meaningful

Our non-operating expenses, net decreased during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to higher interest income due to higher average interest-bearing balances and higher average interest rates that were applicable to such balances and higher other income, net, which was primarily attributable to higher unrealized investment gain associated with certain marketable equity securities that we held for employee benefit plans, and for which an equal and offsetting amount was recorded to our operating expenses during the same period. The decline in non-operating expenses, net was partially offset by higher losses from equity investments and higher foreign currency losses.

Benefit from (Provision for) Income Taxes: Our effective income tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a discussion regarding the differences between the effective income tax rates as presented for the periods below and the U.S. federal statutory income tax rates that were in effect during these periods. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2023	Actual	Constant	2022
Benefit from (provision for) income taxes	$45	*	*	$(108)
Effective tax (benefit) expense rate	(1.9%)			6.5%

*	Not meaningful

Provision for income taxes decreased during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to an increase in tax benefits related to stock-based compensation, partially offset by an unfavorable jurisdictional mix of earnings and higher income before provision for income taxes.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2023	Change	May 31, 2023
Working capital	$(3,191)	53%	$(2,086)
Cash, cash equivalents and marketable securities	$12,083	19%	$10,187

Working capital: The decrease in working capital as of August 31, 2023 in comparison to May 31, 2023 was primarily due to $2.0 billion of long-term senior notes that were reclassified to current liabilities, cash used to pay dividends to our stockholders, cash used for capital expenditures, net cash used for our employee stock programs and, to a lesser extent, cash used for repurchases of our common stock during the first quarter of fiscal 2024. These unfavorable impacts were partially offset by favorable impacts to our net current assets resulting from net income during the first quarter of fiscal 2024. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities. The increase in cash, cash equivalents and marketable securities at August 31, 2023 in comparison to May 31, 2023 was primarily due to cash inflows from our operations, partially offset by $1.0 billion of repayment of senior notes due July 2023, cash used for capital expenditures, payments of cash dividends to our stockholders, net cash used for our employee stock programs, repayments of commercial paper notes and, to a lesser extent, repurchases of our common stock during the first quarter of fiscal 2024.

	Three Months Ended August 31,
(Dollars in millions)	2023	Change	2022
Net cash provided by operating activities	$6,974	9%	$6,394
Net cash used for investing activities	$(1,562)	-95%	$(29,436)
Net cash (used for) provided by financing activities	$(3,528)	*	$12,310

*	Not meaningful

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their license support and cloud services agreements. Customers for these license support and cloud services agreements are generally billed in advance of services being provided. Over the course of a fiscal year, we also have historically generated cash from the sales of new licenses, hardware offerings and other services. Our primary uses of cash from operating activities are typically for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes, interest payments and leased facilities.

Net cash provided by operating activities increased during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to certain cash favorable working capital changes, net in the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased during the first quarter of fiscal 2024, relative to the first quarter of fiscal 2023, primarily due to the decrease in cash used for acquisitions, net of cash acquired and, to a lesser extent, a decrease in capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities was $3.5 billion during the first quarter of fiscal 2024 compared to the net cash provided by financing activities of $12.3 billion in the first quarter of fiscal 2023. The increase in net cash used for financing activities was primarily due to the absence of the cash proceeds from borrowings, net of partial repayments pursuant to the Bridge Credit Agreement and the Term Loan Credit Agreement; repayments of commercial paper notes; higher net cash used for our employee stock programs and higher dividend payments, partially offset by lower maturities of senior notes; and lower stock repurchases, in each case during the first quarter of fiscal 2024 relative to the first quarter of fiscal 2023.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2023	Change	2022
Net cash provided by operating activities	$17,745	68%	$10,542
Capital expenditures	(8,290)	60%	(5,168)
Free cash flow	$9,455	76%	$5,374
Net income	$9,375		$5,808
Net cash provided by operating activities as a percent of net income	189%		182%
Free cash flow as percent of net income	101%		93%

Contractual Obligations: During the first quarter of fiscal 2024, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

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

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2020 has been an annualized rate of 1.7% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options at August 31, 2023, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has partially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2023, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 6.6%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2024. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for a more complete discussion of the market risks we encounter.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 8 (pertaining to information regarding contingencies related to our income taxes) and Note 11 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2023, approximately $8.0 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2023—June 30, 2023	0.4	$115.37	0.4	$8,113.2
July 1, 2023—July 31, 2023	0.4	$117.00	0.4	$8,066.3
August 1, 2023—August 31, 2023	0.5	$116.21	0.5	$8,012.4
Total	1.3	$116.18	1.3

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of Oracle stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended August 31, 2023, the following Section 16 officer adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Safra Catz, our Chief Executive Officer and Director, adopted a new trading plan on August 1, 2023. The plan’s maximum duration is until October 4, 2024, and first trades will not occur until January 2, 2024, at the earliest. The trading plan is intended to permit Ms. Catz to exercise and sell two tranches of stock options set to expire in 2024: (i) 2,250,000 stock options expiring on July 24, 2024; and (ii) 500,000 stock options expiring on October 5, 2024.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Oracle’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

Item 6. Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of August 31, 2023 and May 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended August 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, formatted in Inline XBRL

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 12, 2023	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 12, 2023	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)