Form 10-Q
period 2023-11-30
ORACLE CORP
filed 2023-12-12
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

The number of shares of registrant’s common stock outstanding as of December 7, 2023 was: 2,748,922,000.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “intends,” “is designed to,” “may,” “plans,” “potential,” “seeks,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal 2024, which runs from June 1, 2023 to May 31, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2023 and May 31, 2023

(Unaudited)

(in millions, except per share data)	November 30, 2023	May 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,244	$9,765
Marketable securities	446	422
Trade receivables, net of allowances for credit losses of $470 and $428 as of November 30, 2023 and May 31, 2023, respectively	6,804	6,915
Prepaid expenses and other current assets	3,795	3,902
Total current assets	19,289	21,004
Non-current assets:
Property, plant and equipment, net	18,009	17,069
Intangible assets, net	8,378	9,837
Goodwill, net	62,231	62,261
Deferred tax assets	12,758	12,226
Other non-current assets	13,659	11,987
Total non-current assets	115,035	113,380
Total assets	$134,324	$134,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$6,321	$4,061
Accounts payable	1,107	1,204
Accrued compensation and related benefits	1,706	2,053
Deferred revenues	8,878	8,970
Other current liabilities	6,395	6,802
Total current liabilities	24,407	23,090
Non-current liabilities:
Notes payable and other borrowings, non-current	82,468	86,420
Income taxes payable	10,046	11,077
Deferred tax liabilities	5,244	5,772
Other non-current liabilities	7,781	6,469
Total non-current liabilities	105,539	109,738
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,748 shares and 2,713 shares as of November 30, 2023 and May 31, 2023, respectively	30,724	30,215
Accumulated deficit	(25,431)	(27,620)
Accumulated other comprehensive loss	(1,427)	(1,522)
Total Oracle Corporation stockholders’ equity	3,866	1,073
Noncontrolling interests	512	483
Total stockholders’ equity	4,378	1,556
Total liabilities and stockholders’ equity	$134,324	$134,384

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2023 and 2022

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenues:
Cloud services and license support	$9,639	$8,598	$19,186	$17,015
Cloud license and on-premise license	1,178	1,435	1,987	2,339
Hardware	756	850	1,470	1,613
Services	1,368	1,392	2,751	2,753
Total revenues	12,941	12,275	25,394	23,720
Operating expenses:
Cloud services and license support(1)	2,274	1,891	4,452	3,626
Hardware(1)	213	286	432	536
Services(1)	1,253	1,181	2,465	2,233
Sales and marketing(1)	2,093	2,216	4,118	4,393
Research and development	2,226	2,158	4,442	4,251
General and administrative	375	366	769	777
Amortization of intangible assets	755	907	1,518	1,826
Acquisition related and other	47	62	58	103
Restructuring	83	137	222	281
Total operating expenses	9,319	9,204	18,476	18,026
Operating income	3,622	3,071	6,918	5,694
Interest expense	(888)	(856)	(1,760)	(1,643)
Non-operating expenses, net	(14)	(71)	(63)	(251)
Income before income taxes	2,720	2,144	5,095	3,800
Provision for income taxes	217	403	172	511
Net income	$2,503	$1,741	$4,923	$3,289
Earnings per share:
Basic	$0.91	$0.65	$1.80	$1.22
Diluted	$0.89	$0.63	$1.75	$1.20
Weighted average common shares outstanding:
Basic	2,746	2,695	2,737	2,690
Diluted	2,817	2,746	2,820	2,747

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2023 and 2022

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Net income	$2,503	$1,741	$4,923	$3,289
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	86	95	42	(194)
Net unrealized (losses) gains on cash flow hedges	(17)	93	55	110
Other, net	1	—	(2)	(1)
Total other comprehensive income (loss), net	70	188	95	(85)
Comprehensive income	$2,573	$1,929	$5,018	$3,204

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended November 30, 2023 and 2022

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2023	2022	2023	2022
Common stock and additional paid in capital
Balance, beginning of period	$30,295	$27,224	$30,215	$26,808
Common stock issued	118	146	426	661
Stock-based compensation	1,029	909	1,878	1,659
Repurchases of common stock	(43)	(61)	(56)	(134)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(673)	(66)	(1,733)	(895)
Other, net	(2)	(4)	(6)	49
Balance, end of period	$30,724	$28,148	$30,724	$28,148
Accumulated deficit
Balance, beginning of period	$(26,428)	$(31,134)	$(27,620)	$(31,336)
Repurchases of common stock	(407)	(361)	(544)	(847)
Cash dividends declared	(1,099)	(863)	(2,190)	(1,723)
Net income	2,503	1,741	4,923	3,289
Balance, end of period	$(25,431)	$(30,617)	$(25,431)	$(30,617)
Other stockholders’ equity (deficit), net
Balance, beginning of period	$(1,026)	$(1,539)	$(1,039)	$(1,240)
Other comprehensive income (loss), net	70	188	95	(85)
Other, net	41	44	29	18
Balance, end of period	$(915)	$(1,307)	$(915)	$(1,307)
Total stockholders’ equity (deficit)	$4,378	$(3,776)	$4,378	$(3,776)
Cash dividends declared per common share	$0.40	$0.32	$0.80	$0.64

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2023 and 2022

(Unaudited)

	Six Months Ended November 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$4,923	$3,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,510	1,138
Amortization of intangible assets	1,518	1,826
Deferred income taxes	(1,049)	(852)
Stock-based compensation	1,878	1,659
Other, net	331	289
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	145	516
Decrease in prepaid expenses and other assets	301	121
Decrease in accounts payable and other liabilities	(1,048)	(785)
Decrease in income taxes payable	(1,541)	(327)
Increase in deferred revenues	149	369
Net cash provided by operating activities	7,117	7,243
Cash flows from investing activities:
Purchases of marketable securities and other investments	(515)	(603)
Proceeds from sales and maturities of marketable securities and other investments	157	462
Acquisitions, net of cash acquired	(59)	(27,799)
Capital expenditures	(2,394)	(4,154)
Net cash used for investing activities	(2,811)	(32,094)
Cash flows from financing activities:
Payments for repurchases of common stock	(600)	(1,000)
Proceeds from issuances of common stock	426	661
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(1,733)	(895)
Payments of dividends to stockholders	(2,190)	(1,723)
Proceeds from issuances of commercial paper, net of repayments	1,749	1,880
Proceeds from issuances of senior notes and other borrowings, net of issuance costs	—	28,280
Repayments of senior notes and other borrowings	(3,500)	(16,692)
Other, net	31	(56)
Net cash (used for) provided by financing activities	(5,817)	10,455
Effect of exchange rate changes on cash and cash equivalents	(10)	(174)
Net decrease in cash and cash equivalents	(1,521)	(14,570)
Cash and cash equivalents at beginning of period	9,765	21,383
Cash and cash equivalents at end of period	$8,244	$6,813
Non-cash financing activities:
Fair values of stock awards assumed in connection with acquisitions	$—	$55

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

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

During the first quarter of fiscal 2024, we finalized our adoption of Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendments to the initial guidance (collectively, Topic 848), which had no material impact to our current or historical condensed consolidated financial statements. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the six months ended November 30, 2023.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of November 30, 2023 and May 31, 2023 and our condensed consolidated statements of cash flows for the six months ended November 30, 2023 and 2022 was immaterial.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of November 30, 2023 and May 31, 2023. The revenues recognized during the six months ended November 30, 2023 and 2022, respectively, that were included in the opening deferred revenues balances as of May 31, 2023 and 2022, respectively, were approximately $6.8 billion and $6.2 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and six months ended November 30, 2023 and 2022, respectively.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, were $65.5 billion as of November 30, 2023, approximately 48% of which we expect to recognize as revenues over the next twelve months, 35% over the subsequent month 13 to month 36 and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $255 million and $816 million for the three and six months ended November 30, 2023, respectively, and $265 million and $1.2 billion for the three and six months ended November 30, 2022, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $1.8 billion and $1.6 billion as of November 30, 2023 and May 31, 2023, respectively, and are included in other non-current assets in the accompanying condensed consolidated balance sheets and are subject to periodic impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable investments held as of these dates were with a related party entity for which we follow the equity method of accounting. We are also a counterparty to certain options to acquire additional equity interests in that entity at various times through June 2025 and we could obtain control of that entity should such options be exercised.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Transitional and other employee related costs	$6	$21	$12	$38
Business combination adjustments, net	12	3	13	8
Other, net	29	38	33	57
Total acquisition related and other expenses	$47	$62	$58	$103

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Interest income	$133	$52	$269	$90
Foreign currency losses, net	(32)	(55)	(113)	(125)
Noncontrolling interests in income	(41)	(41)	(78)	(79)
Losses from equity investments, net	(79)	(40)	(197)	(126)
Other income (expenses), net	5	13	56	(11)
Total non-operating expenses, net	$(14)	$(71)	$(63)	$(251)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

Recent Accounting Pronouncements

Segment Reporting: In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. ASU 2023-07 is effective for us for our annual reporting for fiscal 2025 and for interim period reporting beginning in fiscal 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2023-07 on our consolidated financial statements.

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

Other Fiscal 2024 and 2023 Acquisitions

During the first half of fiscal 2024 and full year fiscal 2023, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2023			May 31, 2023
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,568	$—	$1,568	$1,694	$—	$1,694
Time deposits and other	151	384	535	180	288	468
Derivative financial instruments	—	158	158	—	102	102
Total assets	$1,719	$542	$2,261	$1,874	$390	$2,264
Liabilities:
Derivative financial instruments	$—	$94	$94	$—	$126	$126

Our cash equivalents and marketable securities investments consist of money market funds, time deposits, marketable equity securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of November 30, 2023 and May 31, 2023, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $86.5 billion and $89.9 billion of senior notes and other long-term borrowings and the related fair value hedges that we had outstanding as of November 30, 2023 and May 31, 2023, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges using Level 2 inputs at November 30, 2023 and May 31, 2023 were $76.9 billion and $79.9 billion, respectively.

4.
INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2024 and the net book value of intangible assets as of November 30, 2023 and May 31, 2023 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average
(Dollars in millions)	May 31, 2023	Additions	November 30, 2023	May 31, 2023	Expense	November 30, 2023	May 31, 2023	November 30, 2023	Useful Life(1)
Developed technology	$4,300	$59	$4,359	$(2,407)	$(337)	$(2,744)	$1,893	$1,615	3
Cloud services and license support agreements and related relationships	9,456	—	9,456	(5,579)	(528)	(6,107)	3,877	3,349	N.A.
Cloud license and on-premise license agreements and related relationships	2,688	—	2,688	(697)	(233)	(930)	1,991	1,758	N.A.
Other	3,582	—	3,582	(1,506)	(420)	(1,926)	2,076	1,656	N.A.
Total intangible assets, net	$20,026	$59	$20,085	$(10,189)	$(1,518)	$(11,707)	$9,837	$8,378

(1)
Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2024.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

As of November 30, 2023, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2024	$1,488
Fiscal 2025	2,303
Fiscal 2026	1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Thereafter	1,080
Total intangible assets, net	$8,378

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2023 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2023	$57,060	$2,732	$2,469	$62,261
Goodwill adjustments, net(1)	12	—	(42)	(30)
Balances as of November 30, 2023	$57,072	$2,732	$2,427	$62,231

(1)
Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations and certain other adjustments.
5.
RESTRUCTURING ACTIVITIES

Fiscal 2024 Oracle Restructuring Plan

During the first half of fiscal 2024, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2024 Restructuring Plan). The total estimated restructuring costs associated with the 2024 Restructuring Plan are up to $609 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $243 million of restructuring expenses in connection with the 2024 Restructuring Plan in the first half of fiscal 2024 and we expect to incur the majority of the estimated remaining $366 million through the end of fiscal 2025. Any changes to the estimates of executing the 2024 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

Summary of All Plans

	Accrued	Six Months Ended November 30, 2023				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2023(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	November 30, 2023(2)	Accrued to Date	Program Costs
2024 Restructuring Plan(1)
Cloud and license	$—	$119	$(1)	$(47)	$1	$72	$118	$184
Hardware	—	5	—	(2)	—	3	5	15
Services	—	32	—	(17)	—	15	32	177
Other	—	89	(1)	(56)	—	32	88	233
Total 2024 Restructuring Plan	$—	$245	$(2)	$(122)	$1	$122	$243	$609
Total other restructuring plans(6)	$199	$—	$(21)	$(64)	$2	$116
Total restructuring plans	$199	$245	$(23)	$(186)	$3	$238

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of November 30, 2023 and May 31, 2023, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
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
6.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2023	May 31, 2023
Cloud services and license support	$8,004	$7,983
Hardware	512	535
Services	306	400
Cloud license and on-premise license	56	52
Deferred revenues, current	8,878	8,970
Deferred revenues, non-current (in other non-current liabilities)	1,251	968
Total deferred revenues	$10,129	$9,938

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

7.
STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2023, approximately $7.6 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 5.3 million shares for $600 million during the six months ended November 30, 2023 and 13.6 million shares for $981 million during the six months ended November 30, 2022 under the stock repurchase program.

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

Dividends on Common Stock

In December 2023, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock. The dividend is payable on January 25, 2024 to stockholders of record as of the close of business on January 11, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2024 Stock‑Based Awards Activity and Compensation Expense

During the first half of fiscal 2024, we issued 44 million stock-based awards, substantially all of which were restricted stock-based units (RSUs) issued as a part of our annual stock-based award process, which are subject to service-based vesting restrictions. These fiscal 2024 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 4 million shares during the first half of fiscal 2024.

The RSUs that were granted during the six months ended November 30, 2023 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 12 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Cloud services and license support	$137	$113	$248	$204
Hardware	6	5	11	9
Services	45	35	78	60
Sales and marketing	174	151	309	275
Research and development	573	510	1,057	932
General and administrative	94	95	175	179
Total stock-based compensation	$1,029	$909	$1,878	$1,659

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

8.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 8.0% and 3.4% for the three and six months ended November 30, 2023, respectively, and 18.8% and 13.4% for the three and six months ended November 30, 2022, respectively.

Our net deferred tax assets were $7.5 billion and $6.5 billion as of November 30, 2023 and May 31, 2023, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2021. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2013 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2010, and we are no longer subject to audit for those periods.

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

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, Egypt, Germany, India, Indonesia, Israel, Italy, Mexico, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

We believe that we have adequately provided under GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Cloud and license:
Revenues	$10,817	$10,033	$21,173	$19,354
Cloud services and license support expenses	2,105	1,747	4,145	3,367
Sales and marketing expenses	1,797	1,934	3,582	3,864
Margin(1)	$6,915	$6,352	$13,446	$12,123
Hardware:
Revenues	$756	$850	$1,470	$1,613
Hardware products and support expenses	204	279	415	522
Sales and marketing expenses	78	83	148	162
Margin(1)	$474	$488	$907	$929
Services:
Revenues	$1,368	$1,392	$2,751	$2,753
Services expenses	1,166	1,111	2,311	2,118
Margin(1)	$202	$281	$440	$635
Totals:
Revenues	$12,941	$12,275	$25,394	$23,720
Expenses	5,350	5,154	10,601	10,033
Margin(1)	$7,591	$7,121	$14,793	$13,687

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

The following table reconciles total operating segment margin to income before income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Total margin for operating segments	$7,591	$7,121	$14,793	$13,687
Research and development	(2,226)	(2,158)	(4,442)	(4,251)
General and administrative	(375)	(366)	(769)	(777)
Amortization of intangible assets	(755)	(907)	(1,518)	(1,826)
Acquisition related and other	(47)	(62)	(58)	(103)
Restructuring	(83)	(137)	(222)	(281)
Stock-based compensation for operating segments	(362)	(304)	(646)	(548)
Expense allocations and other, net	(121)	(116)	(220)	(207)
Interest expense	(888)	(856)	(1,760)	(1,643)
Non-operating expenses, net	(14)	(71)	(63)	(251)
Income before income taxes	$2,720	$2,144	$5,095	$3,800

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Americas	$8,067	$7,786	$15,907	$14,978
EMEA(1)	3,170	2,895	6,175	5,586
Asia Pacific	1,704	1,594	3,312	3,156
Total revenues	$12,941	$12,275	$25,394	$23,720

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Cloud services	$4,775	$3,813	$9,410	$7,392
License support	4,864	4,785	9,776	9,623
Total cloud services and license support revenues	$9,639	$8,598	$19,186	$17,015

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Applications cloud services and license support	$4,474	$4,080	$8,945	$8,096
Infrastructure cloud services and license support	5,165	4,518	10,241	8,919
Total cloud services and license support revenues	$9,639	$8,598	$19,186	$17,015

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options and shares issuable under the employee stock purchase plan as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income	$2,503	$1,741	$4,923	$3,289
Weighted-average common shares outstanding	2,746	2,695	2,737	2,690
Dilutive effect of employee stock plans	71	51	83	57
Dilutive weighted-average common shares outstanding	2,817	2,746	2,820	2,747
Basic earnings per share	$0.91	$0.65	$1.80	$1.22
Diluted earnings per share	$0.89	$0.63	$1.75	$1.20
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	27	64	27	68

(1)
These weighted shares relate to anti-dilutive restricted service based stock-based awards as calculated using the treasury stock method and contingently issuable shares pursuant to performance stock option arrangements. Such shares could be dilutive in the future.
11.
LEGAL PROCEEDINGS

Derivative Litigation Concerning Oracle’s NetSuite Acquisition

On May 3 and July 18, 2017, two alleged stockholders filed separate derivative lawsuits in the Court of Chancery of the State of Delaware, purportedly on Oracle’s behalf. Thereafter, the court consolidated the two derivative cases and designated the July 18, 2017 complaint as the operative complaint. The consolidated lawsuit was brought against all the then-current members and one former member of our Board of Directors, and Oracle as a nominal defendant. Plaintiff alleged that the defendants breached their fiduciary duties by causing Oracle to agree to purchase NetSuite Inc. at an excessive price. The complaint sought (and the operative complaint continues to seek) declaratory relief, unspecified monetary damages (including interest) and attorneys’ fees and costs. The defendants filed a motion to dismiss, which the court denied on March 19, 2018.

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

After plaintiff filed the July 18, 2017 complaint, an additional plaintiff joined the case. Plaintiffs filed several amended complaints, and filed their most recent amended complaint on December 11, 2020. The operative complaint asserts claims for breach of fiduciary duty against our Chief Executive Officer, our Chief Technology Officer, the estate of Mark Hurd (our former Chief Executive Officer who passed away on October 18, 2019) and two other members of our Board of Directors. Oracle is named as a nominal defendant. On December 11, 2020, the estate of Mark Hurd and the two other members of our Board of Directors moved to dismiss this complaint. On June 21, 2021, the court granted this motion as to the estate of Mark Hurd and one Board member and denied the motion as to the other

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2023

(Unaudited)

Board member, who filed an answer to the complaint on August 9, 2021. On December 28, 2020, our Chief Executive Officer, our Chief Technology Officer and Oracle as a nominal defendant filed answers to the operative complaint.

Trial commenced on July 18, 2022, and has concluded. On November 18, 2022, the court held a final hearing on the parties’ post-trial briefing. On December 27, 2022, the court “so ordered” a stipulation, dismissing the Board member from this action. On May 12, 2023, the court issued its trial ruling, finding for defendants and rejecting plaintiffs’ claims. On May 22, 2023, plaintiffs filed a motion for attorneys’ fees, claiming that this lawsuit had conferred a benefit on Oracle. By letter dated May 23, 2023, the court informed the parties that a final order and judgment would be entered after the court resolved plaintiffs’ motion for attorneys’ fees. On July 28, 2023, nominal defendant Oracle filed an opposition to plaintiffs’ fee application; plaintiffs filed a reply on October 11, 2023; a hearing on this motion was held on November 17, 2023. The court has not yet ruled on this motion. Because the court has not yet ruled on plaintiffs’ motion, no judgment has been entered, and plaintiffs’ time to file a notice of appeal has not yet begun to run. On May 31, 2023, defendants filed a bill of costs, as the prevailing party. This motion is fully briefed, and the court has not yet ruled on this motion.

While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Derivative Litigation Concerning Oracle’s Cloud Business

On February 12 and May 6, 2019, two stockholder derivative lawsuits were filed in the United States District Court for the Northern District of California. The cases were consolidated, and on July 8, 2019, a single plaintiff filed a consolidated complaint. The consolidated complaint brought various claims relating to a Rule 10b-5 class action that was filed in the same court on August 10, 2018, and which was settled for a payment by Oracle of $17,500,000. That matter is now concluded. In the Rule 10b-5 class action, plaintiff alleged Oracle and certain Oracle officers made or were responsible for false and misleading statements regarding Oracle’s cloud business.

Plaintiff in the derivative action filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the 10b-5 class action caused harm to Oracle, including harming Oracle because Oracle allegedly repurchased its own stock at an inflated price. Plaintiff also claims that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws. Plaintiff seeks a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, an award of damages to Oracle, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. On June 14, 2021, the court “so ordered” a stipulation from the parties, staying this case pending resolution of the 10b-5 action, and the court “so ordered” two additional stipulations, staying the case until January 31, 2023. While Defendants had been scheduled to file their motion to dismiss by June 29, 2023, the parties agreed to two stays of this case, which the court “so ordered” on June 23, 2023, and on September 1, 2023. On October 17, 2023, the parties informed the court that they had reached an agreement in principle to resolve this matter, subject to negotiation and documentation of a final agreement.

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

We have three businesses: cloud and license; hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which are our Chief Executive Officer and Chief Technology Officer, view our operating results and allocate resources.

Cloud and License Business

Our cloud and license business, which represented 83% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings. Revenue streams included in our cloud and license business are:

•
Cloud services and license support revenues, which include:
o
cloud services revenues, which are earned by providing customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, deploys, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. Oracle SaaS and OCI (collectively Oracle Cloud Services) arrangements are generally billed in advance of the cloud services being delivered; generally have durations of one to three years; are generally renewed at the customer’s option; and are generally recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time; and
o
license support revenues, which are earned by providing Oracle license support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications and infrastructure software licenses for use in cloud, on-premise and other IT environments. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. License support contracts are generally priced as a percentage of the net fees paid by the customer to purchase a cloud license and/or on-premise license; are generally billed in advance of the support services being performed; are generally renewed at the customer’s option; and are generally recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year.
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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure software licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 37% of our total revenues for each of the three and six months ended November 30, 2023 and 31% of our total revenues for each of the three and six months ended November 30, 2022.

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

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We acquired certain companies and technologies during the first half of fiscal 2024 and full year fiscal 2023, including Cerner Corporation (Cerner). Refer to Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information related to our acquisition of Cerner and our other recent acquisitions. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC), and we consider various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (the SEC). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include:

•
Revenue Recognition;
•
Business Combinations;
•
Goodwill and Intangible Assets—Impairment Assessments;
•
Accounting for Income Taxes; and
•
Legal and Other Contingencies.

During the first half of fiscal 2024, there were no significant changes to our critical accounting estimates. Refer to “Critical Accounting Policies and Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for a more complete discussion of our critical accounting estimates.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2023, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2023 and 2022, our financial statements would reflect reported revenues of $1.10 million in the first half of fiscal 2024 (using 1.10 as the month-end average exchange rate for the period) and $1.04 million in the first half of fiscal 2023 (using 1.04 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first half of fiscal 2024 and 2023 using the May 31, 2023 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Total Revenues by Geography:
Americas	$8,067	4%	3%	$7,786	$15,907	6%	6%	$14,978
EMEA(1)	3,170	10%	5%	2,895	6,175	11%	6%	5,586
Asia Pacific	1,704	7%	8%	1,594	3,312	5%	7%	3,156
Total revenues	12,941	5%	4%	12,275	25,394	7%	6%	23,720
Total Operating Expenses	9,319	1%	0%	9,204	18,476	2%	2%	18,026
Total Operating Margin	$3,622	18%	15%	$3,071	$6,918	22%	19%	$5,694
Total Operating Margin %	28%			25%	27%			24%
% Revenues by Geography:
Americas	62%			63%	63%			63%
EMEA	25%			24%	24%			24%
Asia Pacific	13%			13%	13%			13%
Total Revenues by Business:
Cloud and license	$10,817	8%	6%	$10,033	$21,173	9%	8%	$19,354
Hardware	756	-11%	-12%	850	1,470	-9%	-10%	1,613
Services	1,368	-2%	-3%	1,392	2,751	0%	-1%	2,753
Total revenues	$12,941	5%	4%	$12,275	$25,394	7%	6%	$23,720
% Revenues by Business:
Cloud and license	83%			82%	83%			82%
Hardware	6%			7%	6%			7%
Services	11%			11%	11%			11%

(1)
Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to growth in our cloud and license business’ revenues, which were partially offset by a decline in our hardware business’ and services business’ revenues. The constant currency revenues increase in our cloud and license business in the fiscal 2024 periods presented, relative to the corresponding prior year periods, was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and also renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services, partially offset by a decrease in our cloud license and on-premise license revenues. In our hardware business, the decrease in revenues in the fiscal 2024 periods presented was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services. In our services business, the constant currency decrease in revenues in the fiscal 2024 periods presented was primarily attributable to a decrease in our consulting revenues. In constant currency, the Americas region contributed 48% and 61%, the EMEA region contributed 28% and 24% and the Asia Pacific region contributed 24% and 15% of the constant currency total revenue growth during the second quarter and first half of fiscal 2024, respectively.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses remained flat in the second quarter of fiscal 2024 and increased in the first half of fiscal 2024, relative to the corresponding prior year periods. The increases in operating expense in the fiscal 2024 periods presented were due to higher cloud services and license support expenses, which were primarily due to higher infrastructure investments that were made to support the increase in our cloud and license business’ revenues; and higher services and research and development expenses, which were primarily due to higher employee related expenses. These increases in operating expenses were offset in the second quarter of fiscal 2024, and partially offset in the first half of fiscal 2024, by lower hardware expenses in line with lower hardware revenues; lower sales and marketing expenses, primarily due to lower employee related expenses; lower expenses for amortization of intangible assets as certain of our assets were fully amortized; and lower acquisition related and other expenses and restructuring expenses.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to higher revenues.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2023	2022	2023	2022
Amortization of intangible assets(1)	$755	$907	$1,518	$1,826
Acquisition related and other(2)	47	62	58	103
Restructuring(3)	83	137	222	281
Stock-based compensation, operating segments(4)	362	304	646	548
Stock-based compensation, R&D and G&A(4)	667	605	1,232	1,111
Income tax effects(5)	(655)	(444)	(1,478)	(1,018)
	$1,259	$1,571	$2,198	$2,851

(1)
Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of November 30, 2023, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2024	$1,488
Fiscal 2025	2,303
Fiscal 2026	1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Thereafter	1,080
Total intangible assets, net	$8,378

(2)
Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.
(3)
Restructuring expenses in the fiscal 2024 periods presented primarily related to employee severance in connection with our Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan). Restructuring expenses in the fiscal 2023 periods presented primarily related to employee severance in connection with our Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 5 of Notes to Condensed Consolidated Financial

Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.
(4)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Cloud services and license support	$137	$113	$248	$204
Hardware	6	5	11	9
Services	45	35	78	60
Sales and marketing	174	151	309	275
Stock-based compensation, operating segments	362	304	646	548
Research and development	573	510	1,057	932
General and administrative	94	95	175	179
Total stock-based compensation	$1,029	$909	$1,878	$1,659

(5)
For all periods presented, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure. These adjustments resulted in effective tax rates of 18.8% for each of the second quarter and first half of fiscal 2024, instead of 8.0% and 3.4%, respectively, for the second quarter and first half of fiscal 2024 and 20.4% and 19.9%, instead of 18.8% and 13.4%, respectively, for the second quarter and first half of fiscal 2023, which in each case represented our effective tax rates as derived per our condensed consolidated statements of operations.

Cloud and License Business

Our cloud and license business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle license support offerings; Oracle Cloud Services offerings; and Oracle cloud license and on-premise license offerings. License support revenues are typically generated through the sale of applications and infrastructure software license support contracts related to cloud licenses and on-premise licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, deploy, host, manage and support. Revenues for our cloud services are generally recognized ratably over the contractual term, which is generally one to three years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings and marketing program costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Cloud and License Revenues:
Americas	$6,839	7%	6%	$6,407	$13,435	9%	9%	$12,294
EMEA	2,604	11%	6%	2,350	5,077	12%	7%	4,534
Asia Pacific	1,374	8%	9%	1,276	2,661	5%	7%	2,526
Total revenues	10,817	8%	6%	10,033	21,173	9%	8%	19,354
Expenses:
Cloud services and license support(1)	2,105	21%	19%	1,747	4,145	23%	22%	3,367
Sales and marketing(1)	1,797	-7%	-9%	1,934	3,582	-7%	-9%	3,864
Total expenses(1)	3,902	6%	5%	3,681	7,727	7%	6%	7,231
Total Margin	$6,915	9%	7%	$6,352	$13,446	11%	10%	$12,123
Total Margin %	64%			63%	64%			63%
% Revenues by Geography:
Americas	63%			64%	63%			64%
EMEA	24%			23%	24%			23%
Asia Pacific	13%			13%	13%			13%
Revenues by Offerings:
Cloud services	$4,775	25%	24%	$3,813	$9,410	27%	26%	$7,392
License support	4,864	2%	0%	4,785	9,776	2%	0%	9,623
Cloud license and on-premise license	1,178	-18%	-19%	1,435	1,987	-15%	-16%	2,339
Total revenues	$10,817	8%	6%	$10,033	$21,173	9%	8%	$19,354
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$4,474	10%	9%	$4,080	$8,945	11%	10%	$8,096
Infrastructure cloud services and license support	5,165	14%	12%	4,518	10,241	15%	13%	8,919
Total cloud services and license support revenues	$9,639	12%	11%	$8,598	$19,186	13%	11%	$17,015

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services for which we delivered such cloud and support services during the periods presented. The growth in our cloud services and license support revenues was partially offset by a decrease in our cloud license and on-premise license revenues. In constant currency, the Americas region contributed 61% and 67%, the EMEA region contributed 22% and 21% and the Asia Pacific region contributed 17% and 12% of the constant currency revenue growth for this business during the second quarter and first half of fiscal 2024, respectively.

In constant currency, our total cloud and license business’ expenses increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues. These constant currency expense increases were partially offset by lower sales and marketing expenses, which decreased primarily due to lower employee related expenses and lower bad debt expenses. Our cloud services and license support expenses have grown in recent periods, and we expect this growth to continue during fiscal 2024 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin and total margin as a percentage of revenues increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to increases in total revenues for this business.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Hardware Revenues:
Americas	$364	-18%	-19%	$447	$713	-16%	-17%	$854
EMEA	225	-8%	-11%	243	434	-4%	-8%	453
Asia Pacific	167	4%	4%	160	323	5%	6%	306
Total revenues	756	-11%	-12%	850	1,470	-9%	-10%	1,613
Expenses:
Hardware products and support(1)	204	-27%	-28%	279	415	-20%	-22%	522
Sales and marketing(1)	78	-6%	-8%	83	148	-9%	-10%	162
Total expenses(1)	282	-22%	-24%	362	563	-18%	-19%	684
Total Margin	$474	-3%	-4%	$488	$907	-2%	-4%	$929
Total Margin %	63%			57%	62%			58%
% Revenues by Geography:
Americas	48%			53%	48%			53%
EMEA	30%			28%	30%			28%
Asia Pacific	22%			19%	22%			19%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our constant currency hardware revenues decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Geographically, we experienced constant currency revenue declines in the Americas and the EMEA regions and revenue growth in the Asia Pacific region in the fiscal 2024 periods presented.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware product expenses and lower sales and marketing costs, all of which aligned to lower hardware revenues.

In constant currency, our hardware business’ total margin decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to lower total revenues for this business. In constant currency, total margin as a percentage of revenues increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to lower expenses for this business.

Services Business

Our services offerings are designed to help maximize the performance of customer investments in Oracle applications and infrastructure technologies and include our consulting services and advanced customer services offerings. Services revenues are generally recognized over time as the services are performed. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Services Revenues:
Americas	$864	-7%	-8%	$932	$1,759	-4%	-4%	$1,830
EMEA	341	13%	8%	302	664	11%	7%	599
Asia Pacific	163	3%	4%	158	328	1%	3%	324
Total revenues	1,368	-2%	-3%	1,392	2,751	0%	-1%	2,753
Total Expenses(1)	1,166	5%	4%	1,111	2,311	9%	8%	2,118
Total Margin	$202	-28%	-29%	$281	$440	-31%	-31%	$635
Total Margin %	15%			20%	16%			23%
% Revenues by Geography:
Americas	63%			67%	64%			66%
EMEA	25%			22%	24%			22%
Asia Pacific	12%			11%	12%			12%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to a decrease in our consulting revenues. A constant currency decrease in services revenues in the Americas region was partially offset by constant currency increases in services revenues in the EMEA and the Asia Pacific regions in the fiscal 2024 periods presented.

In constant currency, total services expenses increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to an increase in employee related expenses and bad debt expenses, partially offset by a decrease in external contractor expenses.

In constant currency, our services business’ total margin and total margin as a percentage of revenues decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to lower total revenues and higher total expenses for this business.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Research and development(1)	$1,653	0%	0%	$1,648	$3,385	2%	2%	$3,319
Stock-based compensation	573	13%	13%	510	1,057	13%	13%	932
Total expenses	$2,226	3%	3%	$2,158	$4,442	4%	4%	$4,251
% of Total Revenues	17%			18%	17%			18%

(1)
Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to higher employee related expenses, including higher stock-based compensation expenses.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
General and administrative(1)	$281	4%	2%	$271	$594	-1%	-2%	$598
Stock-based compensation	94	-1%	-1%	95	175	-3%	-3%	179
Total expenses	$375	3%	2%	$366	$769	-1%	-2%	$777
% of Total Revenues	3%			3%	3%			3%

(1)
Excluding stock-based compensation

Fiscal Second Quarter 2024 Compared to Fiscal Second Quarter 2023: Excluding the effects of currency rate fluctuations, our total general and administrative expenses increased in the second quarter of fiscal 2024, relative to the corresponding prior year period, primarily due to higher facilities related expenses, partially offset by lower professional fees.

First Half of Fiscal 2024 Compared to First Half of Fiscal 2023: Excluding the effects of currency rate fluctuations, our total general and administrative expenses decreased in the first half of fiscal 2024, relative to the corresponding prior year period, primarily due to lower professional fees, partially offset by higher facilities related expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Developed technology	$169	-21%	-21%	$215	$337	-25%	-25%	$449
Cloud services and license support agreements and related relationships	259	-29%	-29%	364	528	-30%	-30%	749
Cloud license and on-premise license agreements and related relationships	117	0%	0%	117	233	4%	4%	225
Other	210	0%	0%	211	420	4%	4%	403
Total amortization of intangible assets	$755	-17%	-17%	$907	$1,518	-17%	-17%	$1,826

Amortization of intangible assets decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Transitional and other employee related costs	$6	-71%	-72%	$21	$12	-69%	-69%	$38
Business combination adjustments, net	12	286%	280%	3	13	67%	65%	8
Other, net	29	-22%	-23%	38	33	-41%	-41%	57
Total acquisition related and other expenses	$47	-23%	-24%	$62	$58	-43%	-43%	$103

On a constant currency basis, acquisition related and other expenses decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to lower transitional and other employee related costs and lower other expenses, partially offset by higher expenses for business combination adjustments.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Restructuring expenses	$83	-39%	-42%	$137	$222	-21%	-22%	$281

Restructuring expenses in the fiscal 2024 periods presented primarily related to our 2024 Restructuring Plan. Restructuring expenses in the fiscal 2023 periods presented primarily related to our 2022 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2024 Restructuring Plan and the 2022 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Interest expense	$888	4%	4%	$856	$1,760	7%	7%	$1,643

Interest expense increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to higher average borrowings resulting from our issuance of $12.3 billion of senior notes and $5.6 billion of borrowings pursuant to a term loan credit agreement (Term Loan Credit Agreement) in fiscal 2023 and higher average commercial paper outstanding in the fiscal 2024 periods presented. The increase in interest expense was partially offset by lower interest expense that resulted from $3.8 billion and $3.5 billion of scheduled repayments made during fiscal 2023 and the first half of fiscal 2024, respectively, and the repayment of borrowings pursuant to a $15.7 billion delayed draw term loan credit agreement (Bridge Credit Agreement) during fiscal 2023.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Interest income	$133	157%	159%	$52	$269	199%	203%	$90
Foreign currency losses, net	(32)	-42%	-45%	(55)	(113)	-10%	-14%	(125)
Noncontrolling interests in income	(41)	1%	1%	(41)	(78)	-1%	-1%	(79)
Losses from equity investments, net	(79)	98%	96%	(40)	(197)	56%	54%	(126)
Other income (expenses), net	5	-65%	-66%	13	56	*	*	(11)
Total non-operating expenses, net	$(14)	-79%	-81%	$(71)	$(63)	-75%	-76%	$(251)

*	Not meaningful

Our non-operating expenses, net decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to higher interest income due to a combination of higher average interest-bearing balances and higher average interest rates that were applicable to such balances, and lower foreign currency losses, net. The decline in non-operating expenses, net was partially offset by higher losses from equity investments. Other income, net, which was primarily attributable to unrealized investment gain associated with certain marketable equity securities that we held for employee benefit plans, and for which an equal and offsetting amount was recorded to our operating expenses during the same period, was lower during the second quarter of fiscal 2024, and higher for the first half of fiscal 2024, in each case relative to the corresponding prior year period.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2023	Actual	Constant	2022	2023	Actual	Constant	2022
Provision for income taxes	$217	-46%	-48%	$403	$172	-66%	-68%	$511
Effective tax rate	8.0%			18.8%	3.4%			13.4%

Provision for income taxes decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to an increase in tax benefits related to stock-based compensation and the revaluation of net deferred tax assets due to a change in the tax rate, partially offset by higher income before provision for income taxes. In addition, the decrease in provision for income taxes during the first half of fiscal 2024 was also partially offset by an unfavorable jurisdictional mix of earnings.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2023	Change	May 31, 2023
Working capital	$(5,118)	145%	$(2,086)
Cash, cash equivalents and marketable securities	$8,690	-15%	$10,187

Working capital: The decrease in working capital as of November 30, 2023 in comparison to May 31, 2023 was primarily due to $4.0 billion of long-term senior notes that were reclassified to current liabilities, cash used to pay dividends to our stockholders, cash used for capital expenditures, cash used for purchases of non-marketable investments, net cash used for our employee stock programs and cash used for repurchases of our common stock during the first half of fiscal 2024. These unfavorable impacts were partially offset by favorable impacts to our net current assets resulting from net income during the first half of fiscal 2024. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at November 30, 2023 in comparison to May 31, 2023 was primarily due to $3.5 billion of repayment of senior notes due July 2023 and September 2023, cash used for capital expenditures and purchases of non-marketable investments, payments of cash dividends to our stockholders, net cash used for our employee stock programs and repurchases of our common stock. This decrease was partially offset by cash inflows from our operations and our issuances of $1.7 billion of commercial paper notes, net of repayments, during the first half of fiscal 2024.

	Six Months Ended November 30,
(Dollars in millions)	2023	Change	2022
Net cash provided by operating activities	$7,117	-2%	$7,243
Net cash used for investing activities	$(2,811)	-91%	$(32,094)
Net cash (used for) provided by financing activities	$(5,817)	*	$10,455

*	Not meaningful

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

Net cash provided by operating activities decreased during the first half of fiscal 2024, relative to the corresponding prior year period, primarily due to certain cash unfavorable working capital changes, net, partially offset by higher net income.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities and other instruments, and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased during the first half of fiscal 2024, relative to the corresponding prior year period, primarily due to the decrease in cash used for acquisitions, net of cash acquired and lower capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities was $5.8 billion during the first half of fiscal 2024 compared to the net cash provided by financing activities of $10.5 billion in the first half of fiscal 2023. The increase in net cash used for financing activities was primarily due to the absence of the cash proceeds from borrowings, net of partial repayments pursuant to the Bridge Credit Agreement and the Term Loan Credit Agreement, higher maturities of senior notes, lower net proceeds from issuances and repayments of commercial paper notes, higher net cash used for our employee stock programs and higher dividend payments partially offset by lower stock repurchases, in each case during the first half of fiscal 2024 relative to the first half of fiscal 2023.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2023	Change	2022
Net cash provided by operating activities	$17,039	13%	$15,073
Capital expenditures	(6,935)	4%	(6,678)
Free cash flow	$10,104	20%	$8,395
Net income	$10,137		$8,797
Net cash provided by operating activities as a percent of net income	168%		171%
Free cash flow as percent of net income	100%		95%

Contractual Obligations: During the first half of fiscal 2024, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, other than an increase in our operating lease commitments to $10.6 billion as of November 30, 2023. Our operating lease commitments, which are primarily for data centers, are generally expected to commence between the remainder of fiscal 2024 and fiscal 2027 and for terms of eight to fifteen years. We have not recorded these lease commitments on our Condensed Consolidated Balance Sheets as of November 30, 2023. Refer to Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for more information about our lease commitments.

We believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations, and our borrowing arrangements will be sufficient to meet our working capital, capital expenditures and contractual obligations requirements. In addition, we believe that we could fund our future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2020 has been an annualized rate of 1.7% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options at November 30, 2023, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has partially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2023, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 7.4%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2024. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for a more complete discussion of the market risks we encounter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2023, approximately $7.6 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2023—September 30, 2023	3.6	$112.48	3.6	$7,604.7
October 1, 2023—October 31, 2023	0.3	$107.44	0.3	$7,575.6
November 1, 2023—November 30, 2023	0.1	$114.02	0.1	$7,562.2
Total	4.0	$112.18	4.0

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of Oracle stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended November 30, 2023, the following Section 16 officer adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Jeffrey O. Henley, our Vice Chairman of the Board of Directors, adopted a new trading plan on October 9, 2023. The plan’s maximum duration is until July 1, 2024, and first trades will not occur until January 8, 2024, at the earliest. The trading plan is intended to permit Mr. Henley to exercise and sell 400,000 stock options expiring on July 24, 2024.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Oracle’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

Item 6. Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

10.18*	Oracle Corporation Amended and Restated 2020 Equity Incentive Plan, as approved on November 15, 2023	8-K	001-35992	10.18	11/17/23	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2023 and May 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended November 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023, formatted in Inline XBRL and included in Exhibit 101

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 12, 2023	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 12, 2023	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)