Form 10-Q
period 2024-02-29
ORACLE CORP
filed 2024-03-12
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

The number of shares of registrant’s common stock outstanding as of March 7, 2024 was: 2,748,514,000.

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
•
our expectations regarding the financial performance and long-term potential of one of our investment companies;
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
•
the cost savings we expect to realize pursuant to the Fiscal 2024 Oracle Restructuring Plan;
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “intends,” “is designed to,” “may,” “plans,” “potential,” “seeks,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2024, which runs from June 1, 2023 to May 31, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 29, 2024 and May 31, 2023

(Unaudited)

(in millions, except per share data)	February 29, 2024	May 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,481	$9,765
Marketable securities	423	422
Trade receivables, net of allowances for credit losses of $469 and $428 as of February 29, 2024 and May 31, 2023, respectively	7,297	6,915
Prepaid expenses and other current assets	3,862	3,902
Total current assets	21,063	21,004
Non-current assets:
Property, plant and equipment, net	19,117	17,069
Intangible assets, net	7,629	9,837
Goodwill, net	62,222	62,261
Deferred tax assets	12,688	12,226
Other non-current assets	14,363	11,987
Total non-current assets	116,019	113,380
Total assets	$137,082	$134,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$5,510	$4,061
Accounts payable	1,658	1,204
Accrued compensation and related benefits	1,796	2,053
Deferred revenues	8,931	8,970
Other current liabilities	6,990	6,802
Total current liabilities	24,885	23,090
Non-current liabilities:
Notes payable and other borrowings, non-current	82,470	86,420
Income taxes payable	10,451	11,077
Deferred tax liabilities	4,483	5,772
Other non-current liabilities	8,611	6,469
Total non-current liabilities	106,015	109,738
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,747 shares and 2,713 shares as of February 29, 2024 and May 31, 2023, respectively	31,622	30,215
Accumulated deficit	(24,533)	(27,620)
Accumulated other comprehensive loss	(1,466)	(1,522)
Total Oracle Corporation stockholders’ equity	5,623	1,073
Noncontrolling interests	559	483
Total stockholders’ equity	6,182	1,556
Total liabilities and stockholders’ equity	$137,082	$134,384

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 29, 2024 and February 28, 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenues:
Cloud services and license support	$9,963	$8,923	$29,149	$25,938
Cloud license and on-premise license	1,256	1,288	3,243	3,627
Hardware	754	811	2,224	2,424
Services	1,307	1,376	4,058	4,129
Total revenues	13,280	12,398	38,674	36,118
Operating expenses:
Cloud services and license support(1)	2,452	1,980	6,905	5,606
Hardware(1)	217	244	649	780
Services(1)	1,200	1,215	3,665	3,448
Sales and marketing(1)	2,042	2,150	6,161	6,544
Research and development	2,248	2,146	6,689	6,397
General and administrative	377	402	1,146	1,179
Amortization of intangible assets	749	886	2,267	2,712
Acquisition related and other	155	37	214	140
Restructuring	90	78	311	359
Total operating expenses	9,530	9,138	28,007	27,165
Operating income	3,750	3,260	10,667	8,953
Interest expense	(876)	(908)	(2,636)	(2,550)
Non-operating expenses, net	(9)	(134)	(72)	(386)
Income before income taxes	2,865	2,218	7,959	6,017
Provision for income taxes	464	322	636	833
Net income	$2,401	$1,896	$7,323	$5,184
Earnings per share:
Basic	$0.87	$0.70	$2.67	$1.93
Diluted	$0.85	$0.68	$2.60	$1.88
Weighted average common shares outstanding:
Basic	2,748	2,698	2,741	2,692
Diluted	2,819	2,776	2,820	2,757

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 29, 2024 and February 28, 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income	$2,401	$1,896	$7,323	$5,184
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(35)	11	7	(183)
Net unrealized (losses) gains on cash flow hedges	(3)	71	52	181
Other, net	(1)	1	(3)	—
Total other comprehensive (loss) income, net	(39)	83	56	(2)
Comprehensive income	$2,362	$1,979	$7,379	$5,182

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended February 29, 2024 and February 28, 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Common stock and additional paid in capital
Balance, beginning of period	$30,724	$28,148	$30,215	$26,808
Common stock issued	28	98	454	759
Stock-based compensation	1,048	924	2,927	2,583
Repurchases of common stock	(46)	(18)	(103)	(153)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(132)	(145)	(1,865)	(1,040)
Other, net	—	(13)	(6)	37
Balance, end of period	$31,622	$28,994	$31,622	$28,994
Accumulated deficit
Balance, beginning of period	$(25,431)	$(30,617)	$(27,620)	$(31,336)
Repurchases of common stock	(404)	(137)	(947)	(983)
Cash dividends declared	(1,099)	(863)	(3,289)	(2,586)
Net income	2,401	1,896	7,323	5,184
Balance, end of period	$(24,533)	$(29,721)	$(24,533)	$(29,721)
Other stockholders’ equity (deficit), net
Balance, beginning of period	$(915)	$(1,307)	$(1,039)	$(1,240)
Other comprehensive (loss) income, net	(39)	83	56	(2)
Other, net	47	39	76	57
Balance, end of period	$(907)	$(1,185)	$(907)	$(1,185)
Total stockholders’ equity (deficit)	$6,182	$(1,912)	$6,182	$(1,912)
Cash dividends declared per common share	$0.40	$0.32	$1.20	$0.96

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 29, 2024 and February 28, 2023

(Unaudited)

	Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net income	$7,323	$5,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,318	1,810
Amortization of intangible assets	2,267	2,712
Deferred income taxes	(1,755)	(1,253)
Stock-based compensation	2,927	2,583
Other, net	631	487
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade receivables, net	(409)	460
Decrease in prepaid expenses and other assets	457	515
Decrease in accounts payable and other liabilities	(682)	(783)
Decrease in income taxes payable	(788)	(453)
Increase in deferred revenues	303	256
Net cash provided by operating activities	12,592	11,518
Cash flows from investing activities:
Purchases of marketable securities and other investments	(674)	(921)
Proceeds from sales and maturities of marketable securities and other investments	207	552
Acquisitions, net of cash acquired	(59)	(27,721)
Capital expenditures	(4,068)	(6,782)
Net cash used for investing activities	(4,594)	(34,872)
Cash flows from financing activities:
Payments for repurchases of common stock	(1,050)	(1,150)
Proceeds from issuances of common stock	454	759
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(1,865)	(1,040)
Payments of dividends to stockholders	(3,289)	(2,586)
Proceeds from issuances of commercial paper, net of repayments	936	1,874
Proceeds from issuances of senior notes and other borrowings, net of issuance costs	—	33,494
Repayments of senior notes and other borrowings	(3,500)	(21,050)
Other, net	34	49
Net cash (used for) provided by financing activities	(8,280)	10,350
Effect of exchange rate changes on cash and cash equivalents	(2)	(160)
Net decrease in cash and cash equivalents	(284)	(13,164)
Cash and cash equivalents at beginning of period	9,765	21,383
Cash and cash equivalents at end of period	$9,481	$8,219
Non-cash financing activities:
Fair values of stock awards assumed in connection with acquisitions	$—	$55

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

During the first quarter of fiscal 2024, we finalized our adoption of Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendments to the initial guidance (collectively, Topic 848), which had no material impact to our current or historical condensed consolidated financial statements. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the nine months ended February 29, 2024.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 29, 2024 and May 31, 2023 and our condensed consolidated statements of cash flows for the nine months ended February 29, 2024 and February 28, 2023 was immaterial.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of February 29, 2024 and May 31, 2023. The revenues recognized during the nine months ended February 29, 2024 and February 28, 2023 that were included in the opening deferred revenues balances as of May 31, 2023 and 2022, respectively, were approximately $8.5 billion and $7.7 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and nine months ended February 29, 2024 and February 28, 2023.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, were $80.2 billion as of February 29, 2024, of which we expect to recognize approximately 43% as revenues over the next twelve months, 35% over the subsequent month 13 to month 36 and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $269 million and $1.1 billion for the three and nine months ended February 29, 2024, respectively, and $344 million and $1.5 billion for the three and nine months ended February 28, 2023, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $1.9 billion and $1.6 billion as of February 29, 2024 and May 31, 2023, respectively, and are included in other non-current assets in the accompanying condensed consolidated balance sheets and are subject to periodic impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable investments held as of these dates were with Ampere Computing Holdings LLC (Ampere), a related party entity in which we have an ownership interest of approximately 29% as of February 29, 2024. We follow the equity method of accounting for our investment in Ampere and our share of loss under the equity method of accounting is recorded in the Non-Operating Expenses, net line item in our Condensed Consolidated Statements of Operations. We also have convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, as amended on March 5, 2024, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the three months ended February 29, 2024, we invested an additional $125 million in convertible debt instruments issued by Ampere. The total carrying value of our investments in Ampere as of February 29, 2024 after accounting for losses under the equity method of accounting was $1.4 billion. In accordance with the terms of an agreement with other co-investors, as amended on March 5, 2024, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $400 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations. Ampere has historically generated net losses.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Transitional and other employee related costs	$5	$15	$17	$52
Business combination adjustments, net	4	2	17	10
Other, net	146	20	180	78
Total acquisition related and other expenses	$155	$37	$214	$140

Non-Operating Expenses, net

Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to equity investments, including losses attributable to equity method investments (primarily Ampere) and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan and non-service net periodic pension income and losses.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Interest income	$111	$90	$380	$180
Foreign currency losses, net	(59)	(55)	(172)	(181)
Noncontrolling interests in income	(51)	(41)	(130)	(120)
Losses from equity investments, net	(94)	(122)	(290)	(249)
Other income (expenses), net	84	(6)	140	(16)
Total non-operating expenses, net	$(9)	$(134)	$(72)	$(386)

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

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which enhances the disclosures required for income taxes in our annual consolidated financial statements. ASU 2023-09 is effective for us for our annual reporting for fiscal 2026 on a prospective basis. Both early adoption and retrospective application are permitted. We are currently evaluating the impact of our pending adoption of ASU 2023-09 on our consolidated financial statements.

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

Other Fiscal 2024 and 2023 Acquisitions

During the first nine months of fiscal 2024 and full year fiscal 2023, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

3.
FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 29, 2024			May 31, 2023
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,657	$—	$2,657	$1,694	$—	$1,694
Time deposits and other	115	366	481	180	288	468
Derivative financial instruments	—	154	154	—	102	102
Total assets	$2,772	$520	$3,292	$1,874	$390	$2,264
Liabilities:
Derivative financial instruments	$—	$98	$98	$—	$126	$126

Our cash equivalents and marketable securities investments consist of money market funds, time deposits, marketable equity securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of February 29, 2024 and May 31, 2023, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

Based on the trading prices of the $86.5 billion and $89.9 billion of senior notes and other long-term borrowings and the related fair value hedges that we had outstanding as of February 29, 2024 and May 31, 2023, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges using Level 2 inputs at February 29, 2024 and May 31, 2023 were $77.4 billion and $79.9 billion, respectively.

4.
INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2024 and the net book value of intangible assets as of February 29, 2024 and May 31, 2023 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average
(Dollars in millions)	May 31, 2023	Additions	February 29, 2024	May 31, 2023	Expense	February 29, 2024	May 31, 2023	February 29, 2024	Useful Life(1)
Developed technology	$4,300	$59	$4,359	$(2,407)	$(507)	$(2,914)	$1,893	$1,445	3
Cloud services and license support agreements and related relationships	9,456	—	9,456	(5,579)	(781)	(6,360)	3,877	3,096	N.A.
Cloud license and on-premise license agreements and related relationships	2,688	—	2,688	(697)	(350)	(1,047)	1,991	1,641	N.A.
Other	3,582	—	3,582	(1,506)	(629)	(2,135)	2,076	1,447	N.A.
Total intangible assets, net	$20,026	$59	$20,085	$(10,189)	$(2,267)	$(12,456)	$9,837	$7,629

(1)
Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2024.

As of February 29, 2024, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2024	$739
Fiscal 2025	2,303
Fiscal 2026	1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Thereafter	1,080
Total intangible assets, net	$7,629

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 29, 2024 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2023	$57,060	$2,732	$2,469	$62,261
Goodwill adjustments, net(1)	3	—	(42)	(39)
Balances as of February 29, 2024	$57,063	$2,732	$2,427	$62,222

(1)
Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations and certain other adjustments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

5.
RESTRUCTURING ACTIVITIES

Fiscal 2024 Oracle Restructuring Plan

During the first nine months of fiscal 2024, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2024 Restructuring Plan). The total estimated restructuring costs associated with the 2024 Restructuring Plan are up to $628 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through the end of the plan. We recorded $336 million of restructuring expenses in connection with the 2024 Restructuring Plan in the first nine months of fiscal 2024. Any changes to the estimates of executing the 2024 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued	Nine Months Ended February 29, 2024				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2023(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	February 29, 2024(2)	Accrued to Date	Program Costs
2024 Restructuring Plan(1)
Cloud and license	$—	$146	$(5)	$(87)	$—	$54	$141	$194
Hardware	—	7	—	(3)	—	4	7	12
Services	—	38	(1)	(28)	—	9	37	150
Other	—	152	(1)	(94)	1	58	151	272
Total 2024 Restructuring Plan	$—	$343	$(7)	$(212)	$1	$125	$336	$628
Total other restructuring plans(6)	$199	$—	$(25)	$(79)	$2	$97
Total restructuring plans	$199	$343	$(32)	$(291)	$3	$222

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of February 29, 2024 and May 31, 2023, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

6.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 29, 2024	May 31, 2023
Cloud services and license support	$7,999	$7,983
Hardware	477	535
Services	401	400
Cloud license and on-premise license	54	52
Deferred revenues, current	8,931	8,970
Deferred revenues, non-current (in other non-current liabilities)	1,265	968
Total deferred revenues	$10,196	$9,938

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

7.
STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of February 29, 2024, approximately $7.1 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 9.4 million shares for $1.1 billion during the nine months ended February 29, 2024 and 15.4 million shares for $1.1 billion during the nine months ended February 28, 2023 under the stock repurchase program.

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

Dividends on Common Stock

In March 2024, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock. The dividend is payable on April 24, 2024 to stockholders of record as of the close of business on April 10, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2024 Stock‑Based Awards Activity and Compensation Expense

During the first nine months of fiscal 2024, we issued 46 million stock-based awards, substantially all of which were restricted stock-based units (RSUs) issued as a part of our annual stock-based award process, which are subject to service-based vesting restrictions. These fiscal 2024 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 6 million shares during the first nine months of fiscal 2024.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

The RSUs that were granted during the nine months ended February 29, 2024 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 12 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Cloud services and license support	$138	$114	$386	$319
Hardware	6	5	17	13
Services	45	39	123	99
Sales and marketing	179	158	488	433
Research and development	584	517	1,642	1,448
General and administrative	96	91	271	271
Total stock-based compensation	$1,048	$924	$2,927	$2,583

8.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 16.2% and 8.0% for the three and nine months ended February 29, 2024, respectively, and 14.5% and 13.8% for the three and nine months ended February 28, 2023, respectively.

Our net deferred tax assets were $8.2 billion and $6.5 billion as of February 29, 2024 and May 31, 2023, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2022. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2013 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2010, and we are no longer subject to audit for those periods.

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

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, Egypt, Germany, India, Indonesia, Israel, Italy, Pakistan, Saudi Arabia, South

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

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

February 29, 2024

(Unaudited)

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Cloud and license:
Revenues	$11,219	$10,211	$32,392	$29,565
Cloud services and license support expenses	2,288	1,842	6,433	5,209
Sales and marketing expenses	1,758	1,874	5,339	5,738
Margin(1)	$7,173	$6,495	$20,620	$18,618
Hardware:
Revenues	$754	$811	$2,224	$2,424
Hardware products and support expenses	208	236	623	758
Sales and marketing expenses	72	81	220	243
Margin(1)	$474	$494	$1,381	$1,423
Services:
Revenues	$1,307	$1,376	$4,058	$4,129
Services expenses	1,120	1,147	3,431	3,265
Margin(1)	$187	$229	$627	$864
Totals:
Revenues	$13,280	$12,398	$38,674	$36,118
Expenses	5,446	5,180	16,046	15,213
Margin(1)	$7,834	$7,218	$22,628	$20,905

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

The following table reconciles total operating segment margin to income before income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Total margin for operating segments	$7,834	$7,218	$22,628	$20,905
Research and development	(2,248)	(2,146)	(6,689)	(6,397)
General and administrative	(377)	(402)	(1,146)	(1,179)
Amortization of intangible assets	(749)	(886)	(2,267)	(2,712)
Acquisition related and other	(155)	(37)	(214)	(140)
Restructuring	(90)	(78)	(311)	(359)
Stock-based compensation for operating segments	(368)	(316)	(1,014)	(864)
Expense allocations and other, net	(97)	(93)	(320)	(301)
Interest expense	(876)	(908)	(2,636)	(2,550)
Non-operating expenses, net	(9)	(134)	(72)	(386)
Income before income taxes	$2,865	$2,218	$7,959	$6,017

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Americas	$8,270	$7,671	$24,177	$22,649
EMEA(1)	3,316	3,067	9,491	8,653
Asia Pacific	1,694	1,660	5,006	4,816
Total revenues	$13,280	$12,398	$38,674	$36,118

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Cloud services	$5,054	$4,053	$14,464	$11,445
License support	4,909	4,870	14,685	14,493
Total cloud services and license support revenues	$9,963	$8,923	$29,149	$25,938

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

(Unaudited)

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Applications cloud services and license support	$4,584	$4,166	$13,529	$12,262
Infrastructure cloud services and license support	5,379	4,757	15,620	13,676
Total cloud services and license support revenues	$9,963	$8,923	$29,149	$25,938

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

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income	$2,401	$1,896	$7,323	$5,184
Weighted-average common shares outstanding	2,748	2,698	2,741	2,692
Dilutive effect of employee stock plans	71	78	79	65
Dilutive weighted-average common shares outstanding	2,819	2,776	2,820	2,757
Basic earnings per share	$0.87	$0.70	$2.67	$1.93
Diluted earnings per share	$0.85	$0.68	$2.60	$1.88
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	27	33	27	56

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

February 29, 2024

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

After plaintiff filed the July 18, 2017 complaint, an additional plaintiff joined the case. Plaintiffs filed several amended complaints, and filed their most recent amended complaint on December 11, 2020. The final complaint asserts claims for breach of fiduciary duty against our Chief Executive Officer, our Chief Technology Officer, the estate of Mark Hurd (our former Chief Executive Officer who passed away on October 18, 2019) and two other members of our Board of Directors. Oracle is named as a nominal defendant. On December 11, 2020, the estate of Mark Hurd and the two other members of our Board of Directors moved to dismiss this complaint. On June 21, 2021, the court granted this motion as to the estate of Mark Hurd and one Board member and denied the motion as to the other Board member, who filed an answer to the complaint on August 9, 2021. On December 28, 2020, our Chief Executive Officer, our Chief Technology Officer and Oracle as a nominal defendant filed answers to the operative complaint.

Trial commenced on July 18, 2022, and has concluded. On November 18, 2022, the court held a final hearing on the parties’ post-trial briefing. On December 27, 2022, the court “so ordered” a stipulation, dismissing the Board member from this action. On May 12, 2023, the court issued its trial ruling, finding for defendants and rejecting plaintiffs’ claims. On May 22, 2023, plaintiffs filed a motion for attorneys’ fees, claiming that this lawsuit had conferred a benefit on Oracle. On May 31, 2023, defendants filed a bill of costs, as the prevailing party. On December 28, 2023, the court denied defendants’ application for costs. On February 7, 2024, the court denied plaintiffs’ motion for attorneys’ fees. The court entered judgment for defendants on March 5, 2024.

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

Plaintiff in the derivative action filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the 10b-5 class action caused harm to Oracle, including harming Oracle because Oracle allegedly repurchased its own stock at an inflated price. Plaintiff also claims that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws. Plaintiff seeks a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, an award of damages to Oracle, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. Beginning on June 14, 2021, the court “so ordered” several stipulations from the parties, staying this case. The parties have reached an agreement in principle to settle this case, and plaintiffs are scheduled to submit either a status report or a motion for preliminary approval of the proposed settlement by March 22, 2024.

While Oracle continues to evaluate these claims, we do not believe these matters will have a material impact on our financial position or results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2024

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure software licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 38% and 37% of our total revenues for the three and nine months ended February 29, 2024, respectively, and 33% and 32% of our total revenues for the three and nine months ended February 28, 2023, respectively.

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

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We acquired certain companies and technologies during the first nine months of fiscal 2024 and full year fiscal 2023, including Cerner Corporation (Cerner). Refer to Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information related to our acquisition of Cerner and our other recent acquisitions. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy.

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

Investment in Ampere Computing Holdings LLC

From time to time since 2017, we have made investments in Ampere Computing Holdings LLC (Ampere), a related party entity, in the form of equity and convertible debt instruments. The total carrying value of our investments in Ampere as of February 29, 2024 after accounting for losses under the equity method of accounting was $1.4 billion. We currently expect Ampere to continue to generate net losses in future periods but we remain confident in the long-term potential of Ampere’s server chips.

Our equity investments in Ampere represent an ownership interest of approximately 29% as of February 29, 2024. We also own convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, as amended on March 5, 2024, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the three months ended February 29, 2024, we invested an additional $125 million in convertible debt instruments issued by Ampere. In accordance with the terms of an agreement with other co-investors, as amended on March 5, 2024, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $400 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations.

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
•
Business Combinations;
•
Goodwill and Intangible Assets—Impairment Assessments;
•
Accounting for Income Taxes; and
•
Legal and Other Contingencies.

During the first nine months of fiscal 2024, there were no significant changes to our critical accounting estimates. Refer to “Critical Accounting Policies and Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for a more complete discussion of our critical accounting estimates.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2023, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 29, 2024 and February 28, 2023, our financial statements would reflect reported revenues of $1.08 million in the first nine months of fiscal 2024 (using 1.08 as the month-end average exchange rate for the period) and $1.05 million in the first nine months of fiscal 2023 (using 1.05 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first nine months of fiscal 2024 and 2023 using the May 31, 2023 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Total Revenues by Geography:
Americas	$8,270	8%	7%	$7,671	$24,177	7%	6%	$22,649
EMEA(1)	3,316	8%	6%	3,067	9,491	10%	6%	8,653
Asia Pacific	1,694	2%	6%	1,660	5,006	4%	7%	4,816
Total revenues	13,280	7%	7%	12,398	38,674	7%	6%	36,118
Total Operating Expenses	9,530	4%	4%	9,138	28,007	3%	3%	27,165
Total Operating Margin	$3,750	15%	15%	$3,260	$10,667	19%	17%	$8,953
Total Operating Margin %	28%			26%	28%			25%
% Revenues by Geography:
Americas	62%			62%	62%			63%
EMEA	25%			25%	25%			24%
Asia Pacific	13%			13%	13%			13%
Total Revenues by Business:
Cloud and license	$11,219	10%	10%	$10,211	$32,392	10%	9%	$29,565
Hardware	754	-7%	-7%	811	2,224	-8%	-9%	2,424
Services	1,307	-5%	-5%	1,376	4,058	-2%	-2%	4,129
Total revenues	$13,280	7%	7%	$12,398	$38,674	7%	6%	$36,118
% Revenues by Business:
Cloud and license	84%			82%	83%			82%
Hardware	6%			7%	6%			7%
Services	10%			11%	11%			11%

(1)
Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to growth in our cloud and license business’ revenues, which were partially offset by a decline in our hardware business’ and services business’ revenues. The constant currency revenues increase in our cloud and license business in the fiscal 2024 periods presented, relative to the corresponding prior year periods, was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and also renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services, partially offset by a decrease in our cloud license and on-premise license revenues. In our hardware business, the decrease in revenues in the fiscal 2024 periods presented was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products and related support services. In our services business, the constant currency decrease in revenues in the fiscal 2024 periods presented was attributable to a decrease in revenues from each of our primary services offerings. In constant currency, the Americas region contributed 67% and 63%, the EMEA region contributed 21% and 23% and the Asia Pacific region contributed 12% and 14% of the constant currency total revenue growth during the third quarter and first nine months of fiscal 2024, respectively.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to higher cloud services and license support expenses, which were primarily due to higher infrastructure investments that were made to support the increase in our cloud and license business’ revenues; higher research and development expenses, which were primarily due to higher employee related expenses; and higher acquisition related and other expenses, which were primarily due to certain asset impairment charges. These increases in operating expenses were partially offset by lower hardware expenses in line with lower hardware revenues; lower sales and marketing expenses, which were primarily due to lower employee related expenses; lower expenses for amortization of intangible assets as certain of our assets were fully amortized; and lower general and administrative expenses. During the third quarter of fiscal 2024, the constant currency decrease in services expenses partially offset the increase in total operating expenses, while the constant currency increase in restructuring expenses contributed to higher total operating expenses. In constant currency, services expenses contributed to higher total operating expenses and lower restructuring expenses partially offset the increases in total operating expenses during the first nine months of fiscal 2024.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expense and income items that affected our GAAP net income:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Amortization of intangible assets(1)	$749	$886	$2,267	$2,712
Acquisition related and other(2)	155	37	214	140
Restructuring(3)	90	78	311	359
Stock-based compensation, operating segments(4)	368	316	1,014	864
Stock-based compensation, R&D and G&A(4)	680	608	1,913	1,719
Income tax effects(5)	(461)	(439)	(1,939)	(1,457)
	$1,581	$1,486	$3,780	$4,337

(1)
Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of February 29, 2024, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2024	$739
Fiscal 2025	2,303
Fiscal 2026	1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Thereafter	1,080
Total intangible assets, net	$7,629

(2)
Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.
(3)
Restructuring expenses in the fiscal 2024 periods presented primarily related to employee severance in connection with the Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan). Restructuring expenses in the fiscal 2023 periods presented primarily related to employee severance in connection with the Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

(4)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Cloud services and license support	$138	$114	$386	$319
Hardware	6	5	17	13
Services	45	39	123	99
Sales and marketing	179	158	488	433
Stock-based compensation, operating segments	368	316	1,014	864
Research and development	584	517	1,642	1,448
General and administrative	96	91	271	271
Total stock-based compensation	$1,048	$924	$2,927	$2,583

(5)
For all periods presented, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure. These adjustments resulted in effective tax rates of 18.9% and 18.8%, instead of 16.2% and 8.0%, respectively, for the third quarter and first nine months of fiscal 2024 and 18.4% and 19.4%, instead of 14.5% and 13.8%, respectively, for the third quarter and first nine months of fiscal 2023, which in each case represented our effective tax rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Cloud and License Revenues:
Americas	$7,102	12%	11%	$6,368	$20,537	10%	10%	$18,662
EMEA	2,738	9%	7%	2,503	7,815	11%	7%	7,037
Asia Pacific	1,379	3%	7%	1,340	4,040	5%	7%	3,866
Total revenues	11,219	10%	10%	10,211	32,392	10%	9%	29,565
Expenses:
Cloud services and license support(1)	2,288	24%	24%	1,842	6,433	24%	23%	5,209
Sales and marketing(1)	1,758	-6%	-7%	1,874	5,339	-7%	-8%	5,738
Total expenses(1)	4,046	9%	8%	3,716	11,772	8%	7%	10,947
Total Margin	$7,173	10%	10%	$6,495	$20,620	11%	10%	$18,618
Total Margin %	64%			64%	64%			63%
% Revenues by Geography:
Americas	63%			62%	63%			63%
EMEA	25%			25%	24%			24%
Asia Pacific	12%			13%	13%			13%
Revenues by Offerings:
Cloud services	$5,054	25%	24%	$4,053	$14,464	26%	25%	$11,445
License support	4,909	1%	1%	4,870	14,685	1%	0%	14,493
Cloud license and on-premise license	1,256	-3%	-3%	1,288	3,243	-11%	-11%	3,627
Total revenues	$11,219	10%	10%	$10,211	$32,392	10%	9%	$29,565
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$4,584	10%	10%	$4,166	$13,529	10%	10%	$12,262
Infrastructure cloud services and license support	5,379	13%	13%	4,757	15,620	14%	13%	13,676
Total cloud services and license support revenues	$9,963	12%	11%	$8,923	$29,149	12%	11%	$25,938

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services for which we delivered such cloud and support services during the periods presented. The growth in our cloud services and license support revenues was partially offset by a decrease in our cloud license and on-premise license revenues. In constant currency, the Americas region contributed 72% and 69%, the EMEA region contributed 18% and 20% and the Asia Pacific region contributed 10% and 11% of the constant currency revenue growth for this business during the third quarter and first nine months of fiscal 2024, respectively.

In constant currency, our total cloud and license business’ expenses increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues. These constant currency expense increases were partially offset by lower sales and marketing expenses, which decreased primarily due to lower employee related expenses due to lower headcount. Our cloud services and license support expenses have grown in recent periods, and we expect this growth to continue during fiscal 2024 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to increases in total revenues for this business. In constant currency, total margin as a percentage of revenues remained flat in the third quarter of fiscal

2024 and increased in the first nine months of fiscal 2024, due to increases in total revenues, in each case relative to the corresponding prior year period.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Hardware Revenues:
Americas	$360	-9%	-9%	$394	$1,074	-14%	-15%	$1,248
EMEA	242	-3%	-5%	251	676	-4%	-7%	704
Asia Pacific	152	-9%	-5%	166	474	0%	2%	472
Total revenues	754	-7%	-7%	811	2,224	-8%	-9%	2,424
Expenses:
Hardware products and support(1)	208	-12%	-12%	236	623	-18%	-19%	758
Sales and marketing(1)	72	-11%	-11%	81	220	-10%	-10%	243
Total expenses(1)	280	-12%	-12%	317	843	-16%	-17%	1,001
Total Margin	$474	-4%	-4%	$494	$1,381	-3%	-4%	$1,423
Total Margin %	63%			61%	62%			59%
% Revenues by Geography:
Americas	48%			49%	48%			52%
EMEA	32%			31%	31%			29%
Asia Pacific	20%			20%	21%			19%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our constant currency hardware revenues decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for certain of our non-strategic hardware products, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Geographically, we experienced constant currency revenue declines in all regions in the fiscal 2024 periods presented, except for a constant currency revenue increase in the Asia Pacific region in the first nine months of fiscal 2024.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to lower hardware product expenses and lower sales and marketing costs, all of which aligned to lower hardware revenues.

In constant currency, our hardware business’ total margin decreased in the fiscal 2024 periods presented due to lower total revenues for this business and total margin as a percentage of revenues increased in the fiscal 2024 periods presented due to lower total expenses for this business, in each case relative to the corresponding prior year period.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Services Revenues:
Americas	$808	-11%	-11%	$909	$2,566	-6%	-7%	$2,739
EMEA	336	7%	5%	313	1,000	10%	6%	912
Asia Pacific	163	6%	11%	154	492	3%	5%	478
Total revenues	1,307	-5%	-5%	1,376	4,058	-2%	-2%	4,129
Total Expenses(1)	1,120	-2%	-3%	1,147	3,431	5%	4%	3,265
Total Margin	$187	-18%	-18%	$229	$627	-27%	-28%	$864
Total Margin %	14%			17%	15%			21%
% Revenues by Geography:
Americas	62%			66%	63%			66%
EMEA	26%			23%	25%			22%
Asia Pacific	12%			11%	12%			12%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to a decrease in revenues in each of our primary services offerings. Constant currency decreases in services revenues in the Americas region were partially offset by constant currency increases in services revenues in the EMEA and the Asia Pacific regions in the fiscal 2024 periods presented.

In constant currency, total services expenses decreased in the third quarter of fiscal 2024, primarily due to a decrease in employee related expenses and external contractor expenses, and increased in the first nine months of fiscal 2024, primarily due to an increase in employee related expenses and bad debt expenses, partially offset by a decrease in external contractor expenses, in each case relative to the corresponding prior year period.

In constant currency, our services business’ total margin and total margin as a percentage of revenues decreased in the fiscal 2024 periods presented due to lower total revenues for this business, and in the first nine months of fiscal 2024, also due to an increase in expenses, in each case relative to the corresponding prior year period.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Research and development(1)	$1,664	2%	2%	$1,629	$5,047	2%	2%	$4,949
Stock-based compensation	584	13%	13%	517	1,642	13%	13%	1,448
Total expenses	$2,248	5%	5%	$2,146	$6,689	5%	4%	$6,397
% of Total Revenues	17%			17%	17%			18%

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
General and administrative(1)	$281	-10%	-10%	$311	$875	-4%	-5%	$908
Stock-based compensation	96	6%	6%	91	271	0%	0%	271
Total expenses	$377	-6%	-7%	$402	$1,146	-3%	-4%	$1,179
% of Total Revenues	3%			3%	3%			3%

(1)
Excluding stock-based compensation

Excluding the effects of currency rate fluctuations, our total general and administrative expenses decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to lower professional fees and lower external contractors cost.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Developed technology	$170	-2%	-2%	$173	$507	-18%	-18%	$621
Cloud services and license support agreements and related relationships	253	-34%	-34%	386	781	-31%	-31%	1,135
Cloud license and on-premise license agreements and related relationships	117	0%	0%	117	350	2%	2%	342
Other	209	-1%	-1%	210	629	2%	2%	614
Total amortization of intangible assets	$749	-15%	-15%	$886	$2,267	-16%	-16%	$2,712

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Transitional and other employee related costs	$5	-69%	-69%	$15	$17	-69%	-69%	$52
Business combination adjustments, net	4	142%	142%	2	17	80%	78%	10
Other, net	146	611%	611%	20	180	132%	130%	78
Total acquisition related and other expenses	$155	317%	317%	$37	$214	53%	52%	$140

On a constant currency basis, acquisition related and other expenses increased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, due to higher other expenses primarily related to certain asset impairment charges and higher expenses for business combination adjustments, partially offset by lower transitional and other employee related costs.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Restructuring expenses	$90	15%	14%	$78	$311	-13%	-14%	$359

Restructuring expenses in the fiscal 2024 periods presented primarily related to the 2024 Restructuring Plan. Restructuring expenses in the fiscal 2023 periods presented primarily related to the 2022 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2024 Restructuring Plan and the 2022 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by the 2024 Restructuring Plan were effected to implement our continued emphasis in developing, marketing, selling and delivering our cloud-based offerings. Certain of the cost savings realized pursuant to the 2024 Restructuring Plan initiatives were offset by investments in resources and geographies that we believe better address the development, marketing, sale and delivery of our cloud‑based offerings, including investments in the development and delivery of our second‑generation cloud infrastructure.

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Interest expense	$876	-3%	-3%	$908	$2,636	3%	3%	$2,550

Fiscal Third Quarter 2024 Compared to Fiscal Third Quarter 2023: Interest expense decreased in the third quarter of fiscal 2024, relative to the corresponding prior year period, primarily due to $1.3 billion and $3.5 billion of scheduled repayments made during the second half of fiscal 2023 and the first nine months of fiscal 2024, respectively, and the repayment of borrowings pursuant to a $15.7 billion delayed draw term loan credit agreement (Bridge Credit Agreement) in fiscal 2023. The decrease in interest expense was partially offset by higher average borrowings resulting from our issuance of $5.3 billion of senior notes in the third quarter of fiscal 2023.

First Nine Months Fiscal 2024 Compared to First Nine Months Fiscal 2023: Interest expense increased in the first nine months of fiscal 2024, relative to the corresponding prior year period, primarily due to higher average borrowings resulting from our issuance of $12.3 billion of senior notes and $5.6 billion of borrowings pursuant to a term loan credit agreement in fiscal 2023 and higher average commercial paper outstanding in the first nine months of fiscal 2024. The increase in interest expense was partially offset by lower interest expense that resulted from $3.8 billion and $3.5 billion of scheduled repayments made during fiscal 2023 and the first nine months of fiscal 2024, respectively, and the repayment of borrowings pursuant to the Bridge Credit Agreement during fiscal 2023.

Non-Operating Expenses, net: Non-operating expenses, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to equity investments, including losses attributable to equity method investments (primarily Ampere) and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan and non-service net periodic pension income and losses.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Interest income	$111	22%	23%	$90	$380	110%	112%	$180
Foreign currency losses, net	(59)	6%	6%	(55)	(172)	-5%	-8%	(181)
Noncontrolling interests in income	(51)	24%	24%	(41)	(130)	8%	8%	(120)
Losses from equity investments, net	(94)	-24%	-25%	(122)	(290)	17%	16%	(249)
Other income (expenses), net	84	*	*	(6)	140	*	*	(16)
Total non-operating expenses, net	$(9)	-94%	-93%	$(134)	$(72)	-81%	-82%	$(386)

*	Not meaningful

Our non-operating expenses, net decreased in the fiscal 2024 periods presented, relative to the corresponding prior year periods, primarily due to higher interest income due to a combination of higher average interest-bearing balances and higher average interest rates that were applicable to such balances; and higher other income, net, which was primarily attributable to unrealized investment gains associated with certain marketable equity securities that we held for employee benefit plans, and for which an equal and offsetting amount was recorded to our operating expenses during the same periods. Losses from equity investments were lower during the third quarter of fiscal 2024, contributing to lower non-operating expenses, net, and were higher for the first nine months of fiscal 2024, partially offsetting the decrease in non-operating expenses, net, in each case relative to the corresponding prior year period.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Provision for income taxes	$464	44%	44%	$322	$636	-24%	-25%	$833
Effective tax rate	16.2%			14.5%	8.0%			13.8%

Fiscal Third Quarter 2024 Compared to Fiscal Third Quarter 2023: Provision for income taxes increased in the third quarter of fiscal 2024, relative to the corresponding prior year period, primarily due to changes in unrecognized tax benefits, higher income before provision for income taxes and an unfavorable jurisdictional mix of earnings, partially offset by the realization of a one-time tax attribute.

First Nine Months Fiscal 2024 Compared to First Nine Months Fiscal 2023: Provision for income taxes decreased in the first nine months of fiscal 2024, relative to the corresponding prior year period, primarily due to an increase in tax benefits related to stock-based compensation, the realization of a one-time tax attribute and the revaluation of net deferred tax assets due to a change in tax rate, partially offset by the combination of higher income before provision for income taxes, an unfavorable jurisdictional mix of earnings and changes in unrecognized tax benefits.

Liquidity and Capital Resources

(Dollars in millions)	February 29, 2024	Change	May 31, 2023
Working capital	$(3,822)	83%	$(2,086)
Cash, cash equivalents and marketable securities	$9,904	-3%	$10,187

Working capital: The decrease in working capital as of February 29, 2024 in comparison to May 31, 2023 was primarily due to $4.0 billion of long-term senior notes that were reclassified to current liabilities, cash used to pay dividends to our stockholders, cash used for capital expenditures, cash used for purchases of non-marketable investments, net cash used for our employee stock programs and cash used for repurchases of our common stock during the first nine months of fiscal 2024. These unfavorable impacts were partially offset by favorable impacts to our net current assets resulting from net income during the first nine months of fiscal 2024. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at February 29, 2024 in comparison to May 31, 2023 was primarily due to $3.5 billion of repayment of senior notes due July 2023 and September 2023, cash used for capital expenditures and purchases of non-marketable investments, payments of cash dividends to our stockholders, net cash used for our employee stock programs and repurchases of our common stock. This decrease was partially offset by cash inflows from our operations and our issuances of commercial paper notes, net of repayments, during the first nine months of fiscal 2024. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Nine Months Ended
(Dollars in millions)	February 29, 2024	Change	February 28, 2023
Net cash provided by operating activities	$12,592	9%	$11,518
Net cash used for investing activities	$(4,594)	-87%	$(34,872)
Net cash (used for) provided by financing activities	$(8,280)	*	$10,350

*	Not meaningful

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

Net cash provided by operating activities increased during the first nine months of fiscal 2024, relative to the corresponding prior year period, primarily due to higher net income, partially offset by certain cash unfavorable working capital changes, net.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities and other instruments and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased during the first nine months of fiscal 2024, relative to the corresponding prior year period, primarily due to the decrease in cash used for acquisitions, net of cash acquired and lower capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities was $8.3 billion during the first nine months of fiscal 2024 compared to the net cash provided by financing activities of $10.4 billion in the first nine months of fiscal 2023. The increase in net cash used for financing activities was primarily due to the absence of the cash proceeds from borrowings, net of repayments pursuant to the Bridge Credit Agreement, lower net proceeds from issuances and repayments of commercial paper notes, higher net cash used for our employee stock programs and higher dividend payments, partially offset by lower maturities of senior notes and lower stock repurchases, in each case during the first nine months of fiscal 2024 relative to the first nine months of fiscal 2023.

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

	Trailing 4-Quarters Ended
(Dollars in millions)	February 29, 2024	Change	February 28, 2023
Net cash provided by operating activities	$18,239	18%	$15,503
Capital expenditures	(5,981)	-27%	(8,205)
Free cash flow	$12,258	68%	$7,298
Net income	$10,642		$8,373
Net cash provided by operating activities as a percent of net income	171%		185%
Free cash flow as percent of net income	115%		87%

Contractual Obligations: During the first nine months of fiscal 2024, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, other than an increase in our operating lease commitments to $18.8 billion and an increase in our unconditional purchase obligations to $4.4 billion as of February 29, 2024. Our operating lease commitments, which are primarily for data centers, are generally expected to commence between the remainder of fiscal 2024 and fiscal 2027 and for terms of nine to fifteen years. Our unconditional purchase obligations are primarily related to capital expenditures for our data centers and a significant majority of these obligations are expected to be settled within the next twelve months. We have not recorded these lease commitments on our Condensed Consolidated Balance Sheets as of February 29, 2024. Refer to Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for more information about our lease commitments.

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

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2020 has been an annualized rate of 1.6% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options at February 29, 2024, which generally have a ten-year exercise period, substantially all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has partially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 29, 2024, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 7.2%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2024. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for a more complete discussion of the market risks we encounter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of February 29, 2024, approximately $7.1 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 29, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2023—December 31, 2023	1.3	$105.70	1.3	$7,428.0
January 1, 2024—January 31, 2024	1.6	$107.46	1.6	$7,252.1
February 1, 2024—February 29, 2024	1.2	$113.36	1.2	$7,112.5
Total	4.1	$108.68	4.1

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of Oracle stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended February 29, 2024, the following Section 16 officer adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Michael Boskin, a member of the Board of Directors, adopted a new trading plan on February 6, 2024. The plan’s maximum duration is until May 30, 2025, and first trades will not occur until May 7, 2024, at the earliest. The trading plan is intended to permit Dr. Boskin to exercise and sell 45,000 stock options expiring on May 31, 2025.

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

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 29, 2024 and May 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 29, 2024 and February 28, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 29, 2024 and February 28, 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended February 29, 2024 and February 28, 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2024 and February 28, 2023 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, formatted in Inline XBRL and included in Exhibit 101

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 12, 2024	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 12, 2024	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)