Form 10-K
period 2024-05-31
ORACLE CORP
filed 2024-06-20
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $186,225,386,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2024, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 30, 2023, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 13, 2024: 2,755,860,000.

Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended May 31, 2024.

ORACLE CORPORATION

FISCAL YEAR 2024

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report on Form 10-K (this Annual Report), the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). These include, among other things, statements regarding:

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
•
our belief that we can market our Oracle SaaS and OCI services (collectively Oracle Cloud Services) to a broader ecosystem of small and medium-sized businesses, non-IT lines of business purchasers, developers and partners due to the highly available, intuitive design, ease of access, low touch and low cost characteristics of the Oracle Cloud;
•
our expectation that substantially all of our customers will renew their license support contracts upon expiration;
•
our belief that Oracle Fusion Cloud Enterprise Resource Planning (ERP) is a strategic suite of applications that is foundational to facilitating and extracting more business value out of the adoption of other Oracle SaaS offerings as customers realize the value of a common data model that spans across core business applications;
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
•
our beliefs regarding the retention of employees and how our products help to improve our employees’ learning experiences;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “intends,” “is designed to,” “likely,” “may,” “plans,” “potential,” “seeks,” “shall,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2025, which runs from June 1, 2024 to May 31, 2025.

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

PART I

Item 1. Business

Oracle provides products and services that address enterprise information technology (IT) needs. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise, cloud-based and hybrid deployments (an approach that combines both on-premise and cloud-based deployments), such as Oracle Exadata Cloud@Customer and Dedicated Region offerings (instances of Oracle Cloud in a customer’s own data center) and multicloud options that enable customers to use Oracle Cloud in conjunction with other public clouds. Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Our customers include businesses of many sizes, government agencies, educational institutions and resellers that we market and sell to directly through our worldwide sales force or indirectly through the Oracle Partner Network. Using Oracle technologies, our customers build, deploy, run, manage and support their internal and external products, services and business operations, including, for example, an artificial intelligence (AI) product company that uses Oracle Cloud Infrastructure (OCI) to build and serve generative AI models; a global technology company that uses OCI to power its logistics and mobile application offerings; a multinational financial institution that runs its banking applications using Oracle Exadata Cloud@Customer; and a global consumer products company that leverages Oracle Fusion Cloud Enterprise Resource Planning (ERP) for its accounting processes, risk management, supply chain and financial planning functions.

Oracle SaaS and OCI (collectively Oracle Cloud Services) offerings provide comprehensive and integrated applications and infrastructure services enabling our customers to choose the best option that meets their specific business needs. Oracle Cloud Services integrate the IT components, including software, hardware and services, in a cloud-based IT environment that Oracle deploys, manages, supports and upgrades for customers and that customers may access utilizing common web browsers via a broad spectrum of devices.

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

Our investments in, and innovation with respect to, Oracle products and services that we offer through our three businesses (cloud and license, hardware and services businesses, described further below) are another important element of our corporate strategy. In fiscal 2024, 2023 and 2022, we invested $8.9 billion, $8.6 billion and $7.2 billion, respectively, in research and development to enhance our existing portfolio of offerings and to develop new technologies and services. We have a deep understanding as to how applications and infrastructure technologies interact and function with one another, including through the use of OCI to power our Oracle Cloud SaaS applications, which we and our customers use to run internal business processes. We focus our development efforts on improving the performance, security, reliability, operation, integration and cost-effectiveness of our offerings relative to our competitors; facilitating the ease with which organizations are able to deploy, use, manage and maintain our offerings; and incorporating emerging technologies such as AI within our offerings to enable leaner business processes, automation and innovation. For example, our Oracle Autonomous Database is designed to deliver transformational infrastructure as an OCI offering that uses machine learning capabilities to automate many traditionally manual functions.

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

Oracle Applications and Infrastructure Technologies

Oracle’s comprehensive portfolio of applications and infrastructure technologies is designed to address an organization’s IT environment needs, including business process, infrastructure and applications development requirements, among others. Oracle technologies are based upon industry standards and are designed to be enterprise-grade, reliable, scalable and secure. Oracle applications and infrastructure technologies, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure products and services, are the building blocks of Oracle Cloud Services, our partners’ cloud services and our customers’ cloud IT environments. Oracle applications and infrastructure offerings are marketed and sold through our cloud and license and hardware businesses, and are delivered through the Oracle Cloud or through other IT deployment models, including cloud-based, hybrid and on-premise deployments.

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

In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud deployment models has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and license support contracts to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and our cloud services revenues represented 37%, 32% and 25% of our total revenues during fiscal 2024, 2023 and 2022, respectively. We expect these trends to continue.

Oracle Applications Technologies

Oracle applications technologies are marketed, sold, delivered and supported through our cloud and license business. Our applications cloud services and license support revenues represented 46%, 47% and 42% of our total cloud services and license support revenues during fiscal 2024, 2023 and 2022, respectively. Oracle applications offerings include our Oracle Cloud SaaS offerings, which are available for customers as a subscription, and Oracle applications license offerings, which are available for customers to purchase for use within the Oracle Cloud and other cloud-based and on-premise IT environments, and include the option to purchase related license support. Regardless of the deployment model selected, our applications technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable performance, agility, compatibility and extendibility. Our applications technologies are generally designed using industry standard architectures to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. We offer applications that are deployable to meet several business automation requirements across a broad range of industries. We also offer industry-specific applications, which provide solutions to customers in the automotive, communications, construction and engineering, consumer packaged goods, energy and water, financial services, food and beverage, government and education, healthcare, high technology, hospitality, industrial manufacturing, life sciences, media and entertainment, oil and gas, professional services, public safety, retail, travel and transportation and wholesale distribution industries, among others.

Oracle Cloud Software-as-a-Service (SaaS)

Oracle’s broad spectrum of Oracle Cloud SaaS offerings provides customers a choice of software applications that are delivered via a cloud-based IT environment that we deploy, manage, upgrade and support and that customers purchase by entering into a subscription agreement with us for a stated period. Customers access Oracle Cloud SaaS offerings utilizing common web browsers via a broad spectrum of devices. Our SaaS offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application accessibility, integration and development. Our SaaS offerings represent an industry leading business innovation platform leveraging OCI and include a broad suite of modular, next-generation cloud software applications spanning all core business functions, including, among others:

•
Oracle Fusion Cloud ERP, which is designed to be a complete and integrated ERP solution to help organizations improve decision making and workforce productivity, and to optimize back-office operations by utilizing a single data and security model with a common user interface;
•
Oracle Fusion Cloud Enterprise Performance Management (EPM), which is designed to analyze financial performance, drive accurate and agile financial plans, optimize the financial close and consolidation process, streamline account reconciliation and satisfy an organization’s reporting requirements;
•
Oracle Fusion Cloud Supply Chain and Manufacturing Management (SCM), which is designed to help organizations create, optimize and digitize their supply chains;
•
Oracle Fusion Cloud Human Capital Management (HCM), which is designed to help organizations find, develop and retain their talent, enable collaboration, provide workforce insights, improve business process efficiency and enable users to connect to an integrated suite of HCM applications from a broad range of devices;
•
Oracle Fusion Sales, Service and Marketing, which are modules that are designed to be complete and integrated solutions to help organizations deliver consistent and personalized customer experiences across their customer channels, touch points and interactions;

•
NetSuite Applications Suite, which is generally marketed to small to medium-sized organizations and is designed to be a unified, cloud-based applications suite to run a company’s entire business and includes financials and ERP, customer relationship management, human resources, professional services and commerce, among others; and
•
Oracle Cerner healthcare applications, which are designed to enable medical professionals to deliver better healthcare to individual patients and communities.

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

We believe that the comprehensiveness and breadth of our SaaS offerings as a business innovation platform differentiate us from many of our competitors that offer more limited or specialized applications. Our SaaS offerings are designed to support connected business processes in the cloud and are centered on an intuitive and conversational user experience, a responsive, open and flexible business core and a common data model. We believe Oracle Fusion Cloud ERP is a strategic suite of applications that is foundational to facilitating and extracting more business value out of the adoption of other Oracle Cloud SaaS offerings, such as Oracle Fusion Cloud HCM and Oracle Fusion Cloud EPM, as customers realize the value of a common data model that spans across core business applications. We believe our SaaS offerings together remove business boundaries between front- and back-office activities. Our SaaS offerings are designed to deliver a secure data isolation architecture and flexible upgrades; self-service access controls for users; a Service-Oriented Architecture; built-in social, mobile and business insight capabilities (analytics); and a high performance, high availability infrastructure based on OCI. These SaaS capabilities are designed to simplify customer IT environments, reduce time to implement and upgrade, enable agility, reduce risk, provide an intuitive user experience for casual and experienced users and enable customers to focus resources on business growth opportunities. Our SaaS offerings are also designed to natively incorporate advanced technologies such as AI, Internet-of-Things (IoT), machine learning, blockchain, digital assistants and advances in the “human interface” and how users interact with Oracle Cloud SaaS offerings within a business context or to augment human capabilities to enhance productivity.

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

Our cloud and license business’ infrastructure technologies include the Oracle Database and MySQL Database, the world’s most popular database management systems; Java, the computer industry’s most widely-used language by professional software developers; and middleware, including development tools, among others. These infrastructure technologies are available through a subscription to our OCI offerings or through the purchase of a license and related license support, at the customer’s option, to run within the Oracle Cloud as a part of a customer’s cloud based, on-premise or other IT environments. Our OCI offerings also include cloud-based compute, storage and networking capabilities, application development and cloud native services, among others, and new and innovative services such as AI Infrastructure offerings and emerging technologies such as generative AI, IoT and blockchain.

Our hardware business’ infrastructure technologies consist of hardware products and certain unique hardware-related software offerings, including Oracle Engineered Systems, enterprise servers, storage solutions, industry-specific hardware, virtualization software, operating systems, management software and related hardware support services. Our customers use Oracle hardware products and related offerings in their cloud-based, on-premise or hybrid environments to run their internal business operations and to deliver products and services to their customers.

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

Oracle Infrastructure Technologies – Cloud and License Business Offerings

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and license business. Our infrastructure cloud services and license support revenues represented 54%, 53% and 58% of our total cloud services and license support revenues during fiscal 2024, 2023 and 2022, respectively.

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

Oracle customers and partners utilize OCI offerings for platform-related services that are based upon the Oracle Database, Java and Oracle Middleware, including open source and other tools for a variety of use cases across data management (including the use of Oracle Autonomous Database and MySQL HeatWave), applications development, integration, content management, analytics, IT management and governance, security and rapidly emerging technologies such as machine learning. OCI AI offerings are designed to be embedded into customer applications for a variety of predictive use cases, including, among others, the servicing of machine parts that are at risk of failing, using generative AI for fault detection on an assembly line, the stocking of retailer store shelves, credit fraud detection and financial modeling to stay within a business’ forecasts.

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

In addition to the full suite of OCI offerings delivered by Oracle public cloud regions across the globe and by our multicloud partnerships, we provide our customers with flexibility by offering certain OCI services within a customer’s own data center, such as:

•
Oracle Exadata Cloud@Customer, which is designed to enable customers to run Oracle Autonomous Database and Oracle Database securely in their own data centers behind their firewalls while having the services managed by Oracle;
•
OCI Dedicated Region, which is designed to enable customers to bring a self-contained OCI instance into their data centers while accessing a substantial portfolio of OCI and Oracle Cloud SaaS offerings;
•
OCI Sovereign Cloud, which is designed to enable customers to utilize OCI services while addressing customer latency requirements and addressing restrictions imposed upon customers that operate in certain regulated industries, entities or jurisdictions. This capability now also allows us to offer sovereign AI to customers who want the latest in AI innovations while operating within their regulatory environments;
•
Oracle Alloy, which is engineered to enable partners to control the commercial and customer experience to address their specific market needs for cloud services; and
•
Oracle Roving Edge Infrastructure, which is designed to enable customers to access cloud computing and storage services at the edge of networks and in generally disconnected locations in order to accelerate deployment of cloud workloads outside of the data center.

Oracle Autonomous Database

Oracle Autonomous Database is designed to deliver performance and scale for enterprise database workloads with automated database operations and policy- and machine learning-driven optimization by combining certain Oracle infrastructure technologies, including the Oracle Database, OCI, Oracle Exadata, and native machine learning capabilities, among others. Oracle Autonomous Database is designed to be self-driving, automating routine database administration tasks, including maintenance, tuning, patching, scaling, security and backup. Oracle Autonomous Database is engineered to lower labor costs and reduce human error while using machine learning-driven diagnostics for fault prediction and error handling and is also engineered to provide automatic threat detection and remediation. Oracle Autonomous Database is designed to enable on-demand, automatic scaling of database resources combined with consumption-based pricing in order to help organizations lower costs by paying only for resources used. The integration of Oracle Autonomous Database with other Oracle Cloud services, such as Java Cloud and the Oracle APEX low-code service, along with open interfaces and integrations, is designed to provide developers with a modern, open platform to develop new and innovative cloud native applications.

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
•
move existing ones to the cloud; and
•
create data lake houses.

All of these capabilities are designed to enable organizations to gain new insights into customer behavior, more accurately anticipate future demand, align workforce deployment with business activity forecasts and accelerate the pace of operations, among other benefits. For transaction processing workloads, Oracle Autonomous Database is designed to enable organizations to safely run a mix of high-performance transactions of ranging complexity. It is also designed to enable organizations to efficiently support dynamic workloads, conduct real-time analysis of transactional data and lower administration costs. Oracle Autonomous Database is available on OCI for shared or dedicated deployments and on-premise with Oracle Exadata Cloud@Customer and OCI Dedicated Region.

Oracle MySQL HeatWave

In addition to the Oracle Database on OCI and Oracle Autonomous Database, we offer a portfolio of specialized databases to address specific customer requirements, including MySQL, the world’s most popular open source database, as a cloud service with Oracle MySQL HeatWave, as an on-premise offering or on other public cloud services. Oracle MySQL HeatWave combines transactions, real-time analytics, machine learning and generative AI in one managed cloud service.

Oracle Database Licenses

Oracle Database is the world’s most popular enterprise database and is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data. Oracle Database is licensed throughout the world by businesses and organizations of all sizes for a multitude of purposes, including, among others, for use within the Oracle Cloud to deliver our SaaS and OCI offerings; for use as a cloud license by a number of cloud-based vendors as a component of their respective cloud offerings; for packaged and custom applications for transaction processing; and for data warehousing and business intelligence. Oracle Database may be deployed in various IT environments, including Oracle Cloud, Oracle Exadata Cloud@Customer and OCI Dedicated Region environments, other cloud-based IT environments and on-premise data centers, among others. Oracle Database Enterprise Edition is available with a number of optional add-on products to address specific customer requirements. As described above, customers may elect to purchase license support for Oracle Database licenses. We also offer Oracle Database as a cloud service, such as with Oracle Exadata Database Service and Oracle Base Database Service.

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

Oracle Engineered Systems

Oracle Engineered Systems are core to our cloud-based and on-premise data center infrastructure offerings. Oracle Engineered Systems are pre-built products, combining multiple unique Oracle technology components, including database, storage, operating system and management software with server, storage, networking hardware and other technologies. Oracle Engineered Systems are designed to deliver improved performance, scalability, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently in a non-disruptive manner; and to simplify maintenance cycles and improve security by providing a single solution for patching. For example, Oracle Exadata Database Machine is an integrated platform that is optimized for achieving higher performance, scalability and availability at a lower cost by combining Oracle Database, storage and operating system software with Oracle server, storage and networking hardware. We offer some of our Oracle Engineered Systems, including the Oracle Exadata Database Machine, among others, through flexible deployment options, including on-premise, as a cloud offering in OCI, and as a hybrid cloud offering in customer data centers.

Oracle Servers

We offer a wide range of Oracle server products that are designed for mission-critical enterprise environments and that are key components of our Oracle Engineered Systems and Oracle Cloud offerings. We have two families of server products: those based on the Oracle SPARC microprocessor, which are designed to be differentiated by their reliability, security and scalability, specifically for UNIX environments; and those using x86 microprocessors. By offering a range of server sizes and microprocessors, customers have the flexibility to choose the types of servers that they believe will be most appropriate and valuable for their IT environments.

Oracle Storage

Oracle storage products are engineered for cloud, on-premise and hybrid IT environments and designed to securely archive, back up, manage and protect customers’ mission-critical data assets. Oracle storage products combine flash, disk, tape and server technologies with optimized software and unique integrations with the Oracle Database offering greater performance and efficiency and lower total cost relative to our competitors’ storage products. Certain of our storage products provide integration with Oracle Cloud Services for backup and archiving.

Oracle Industry-Specific Hardware Offerings

We offer hardware products and services designed for certain specific industries, including, among others, our point-of-sale terminals and related hardware that are designed for managing businesses within the food and beverage, hospitality and retail industries; hardware products for the healthcare industry; and hardware products and services for communications networks, including network signaling, routing and policy control and subscriber data management solutions for 5G technology.

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

Oracle Hardware Support

Oracle hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products such as for Oracle operating systems and firmware. These offerings can also include product repairs, maintenance services and technical support services. We continue to evolve hardware support processes that are intended to proactively identify and solve quality issues. Hardware support contracts are generally priced as a percentage of net hardware products fees.

Oracle Services

We offer services to help customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our expertise in Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services offerings substantially include, among others:

•
consulting services, which are designed to help our customers and global system integrator partners more successfully architect and deploy our cloud and license offerings, including IT strategy alignment, enterprise architecture planning and design, implementation, integration, application development, security assessments and ongoing software enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, which involves the use of consultants from local geographies, industry specialists and consultants from our global delivery and solution centers; and
•
advanced customer services, which are support services provided by Oracle to a customer to enable increased performance and higher availability of a customer’s Oracle products and services.

Oracle Cloud Operations

Oracle Cloud Operations deliver our Oracle Cloud Services to customers through a secure, reliable, scalable, enterprise grade cloud infrastructure platform managed by Oracle employees within a global network of data centers, which we refer to as the Oracle Cloud. The Oracle Cloud enables secure and isolated cloud-based instances for each of our customers to access the functionality of Oracle Cloud Services via a broad spectrum of devices. Oracle Cloud Operations leverage automated software tools to enable the rapid delivery of the latest cloud technology capabilities to the Oracle Cloud as they become available and provide Oracle customers access to the latest Oracle releases. We have invested in the rapid expansion of the Oracle Cloud by increasing existing data center capacity and adding data centers in new geographic locations to meet current and expected customer demand. We expect this trend will continue.

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

Human Capital Resources

At Oracle, our success is driven by the quality of our people, who we believe are among the best and brightest in the industry. We strive to attract and retain talented employees, to support employee success and well-being and to foster a culture where everyone has a voice in driving innovation. Our Board of Directors oversees culture and inclusion (C&I) matters and the Compensation Committee of our Board of Directors (the Compensation Committee) is responsible for reviewing and monitoring matters related to human capital management, including talent acquisition and retention.

Workforce

As of May 31, 2024, we employed approximately 159,000 full-time employees, of which approximately 58,000 were employed in the U.S. and approximately 101,000 were employed internationally. Our approximate employee counts by lines of business are:

28,000	Cloud services and license support operations	37,000	Services
32,000	Sales and marketing	47,000	Research and development
3,000	Hardware	12,000	General and administrative

The average tenure of our employees is approximately eight years and 29% of our employees have been employed with Oracle for ten or more years.

None of our employees in the U.S. are represented by labor unions; however, in certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees.

Culture and Inclusion

We believe that C&I powers innovation. By promoting an inclusive culture that values acceptance and belonging and provides opportunities for all, we seek to enable and inspire our workforce to help our customers solve hard problems. Our focus on C&I is reflected throughout our organization, starting at the highest level. Our Chief Executive Officer is a woman and forty percent of the members of our Board of Directors are women and/or come from a diverse background. We endeavor to hire employees from a broad pool of talent with diverse backgrounds, experiences, perspectives and abilities, and we believe Oracle’s leaders serve as role models for the inclusive culture in our workforce. We strive to enable our employees to further their careers, build their networks and foster the skills needed to succeed at Oracle, including through participation in our Employee Resource Groups, which offer employees opportunities to engage in mentor relationships that further develop inclusive leaders and employees at Oracle. We seek to continuously build on our inclusive hiring strategies, tracking our progress and holding ourselves accountable for greater diverse representation at Oracle. Our programs are supported by Oracle leaders across the globe with strategic sponsorship from Oracle’s Inclusive Leadership Council, which is led by Safra Catz, our Chief Executive Officer, and extend through the actions we are taking globally on Oracle’s five C&I Imperatives:

•
Data and Talent Analytics: leveraging data, global insights, programs and systems that drive inclusive experiences;
•
Multi-Generation: ensuring intentional and unbiased investment in talent;

•
Culture: increasing a sense of belonging and acceptance that will attract talent from many backgrounds and inspire retention;
•
Engagement: championing a growth mindset both globally and locally by leveraging an inclusive range of perspectives and voices; and
•
Inclusive Hiring: expanding our inclusive hiring practices to promote equitable representation across the globe.

In addition to global, regional and local programs, Oracle Human Resources partners with business leaders to create and implement C&I plans to embed targeted strategies into organizations across Oracle. Employee satisfaction on the importance of C&I at Oracle and their managers’ leveraging a range of diverse perspectives and voices ranks high in our employee engagement surveys.

We are proud to be recognized for our ongoing progress and commitment to C&I. Examples of recognition received include being named one of the World’s Best Employers and World’s Top Companies for Women by Forbes in 2023 and one of America’s Best Employers For Diversity by Forbes in 2024; a Best Place to Work by the Disability Equality Index in 2023 for the sixth consecutive year; a 2023/2024 Best Place to Work for LGBTQ+ Equality by the Human Rights Campaign; a 2024 5-Star Employer by VETS Indexes; one of the Top 50 Workplaces for Indigenous STEM Professionals by American Indian Science and Engineering Society in 2024; and a 2023 Top Supporter of Historically Black College and University Engineering Schools by Career Communications Group.

Employee Experience

Oracle strives to deliver a great employee experience, anchored by meaningful work, career opportunities and well-being to continue to attract and retain high quality talent. We support employee well-being from multiple dimensions, including economic, health, development and lifestyle with a comprehensive suite of compensation, benefits and learning and development.

Opportunities to Learn and Grow

We believe that one of the primary reasons candidates join Oracle is for the opportunity to develop their careers. We have programs and resources to help our employees explore, build and achieve their career goals. We promote regular career conversations between leaders and employees. These are separate from performance feedback conversations and are focused on helping employees identify and take steps to grow their careers. Our Talent Review process, which runs on Oracle Fusion Cloud HCM, provides the mechanism for leaders to review and discuss opportunities and action plans to develop employees. 32% of our open non-entry level positions were filled internally in fiscal 2024, providing growth opportunities and retaining critical knowledge and talent.

We believe that helping our employees learn and apply new skills is key to retaining them and critical to our ability to innovate and rapidly evolve. We support employees with easily accessible learning resources to help build skills for today and the future. We believe that Oracle Learning enables us to improve our employees’ learning experience and better measure learning consumption. Oracle employees received more than five million hours of training in fiscal 2024 and accessed online learning content at an average rate of approximately two million views per month. Our employees take advantage of instructor-led classes, virtual library content and online learning resources on sales, business, products, market/industry, leadership, technical skills and compliance, as well as well-being and personal development related topics.

Leaders Who Listen

We believe that an important aspect of creating a culture and environment that supports employee, customer and business success is listening to employee feedback. We share the results of our annual employee engagement survey with leaders who receive direct observations from employees about areas critical to Oracle’s strategic priorities, including the employee and customer experience. The results of the survey are also discussed with our Board of Directors and committees thereof. In fiscal 2024, 81% of our employees participated in the annual survey. Leaders listen to employees, evaluate feedback and prioritize actions to enhance employee, business and customer success.

Making a Difference

Each year, through our volunteering and giving programs, Oracle employees donate tens of thousands of volunteer hours and millions of dollars (matched by Oracle) to a wide variety of causes. Oracle and our employees also rise to the occasion in times of crisis.

During fiscal 2024, Oracle donated tens of millions of dollars to advance education, protect the natural world and wildlife, strengthen communities and promote health. Among our recent commitments is a $1 million multi-year grant to The National Museum of African American History and Culture, a Smithsonian Institution museum located in Washington, D.C. In fiscal 2024, Oracle approved the donation of technology and consulting services valued at $350,000 to advance the mission of the Military Family Advisory Network.

Oracle is committed to being at the forefront of positive social impact through initiatives focused on education, the environment, community and health. Our philanthropic education initiatives, Oracle Academy and the Oracle Education Foundation, help students develop the skills they need to become technology innovators and leaders. Oracle also hosts Design Tech High School, a public charter school, at our Redwood Shores, California campus. Through our nonprofit organization, Oracle Health Foundation, we deliver pediatric grants and school-based wellness programs to create healthier tomorrows and stronger communities.

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

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their IT environments. Our enterprise cloud, license and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world, including Adobe Systems Incorporated, Alphabet Inc., Amazon.com, Inc., Cisco Systems, Inc., Intel Corporation, International Business Machines Corporation, Microsoft Corporation, Salesforce, Inc. and SAP SE, as well as other companies like Hewlett-Packard Enterprise and Workday, Inc. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we face increased competition as we compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. For example, following our acquisition of Cerner Corporation (Cerner), we also face competition from large healthcare IT providers such as Allscripts Healthcare Solutions, Inc., Arcadia Solutions, athenahealth, Inc., Epic Systems Corporation and InterSystems Corporation, among others. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures or repositioning of product lines—which invite even greater competition in one or more product offering categories.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on the SEC website at www.sec.gov and our Investor Relations website at www.oracle.com/investor as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We use our Investor Relations website as a means of disclosing material non-public information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, information regarding our environmental policy and global sustainability initiatives and solutions are also available on our website at www.oracle.com/social-impact. The information posted on or accessible through our website is not incorporated into this Annual Report. The references to our websites are intended to be inactive textual references only.

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

Mr. Ellison, 79, has been our Chairman of the Board of Directors and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board of Directors from May 1995 to January 2004.

Ms. Catz, 62, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She currently serves as a director of The Walt Disney Company.

Mr. Henley, 79, has served as our Vice Chairman of the Board of Directors since September 2014. He previously served as our Chairman of the Board of Directors from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Screven, 59, has been our Executive Vice President, Chief Corporate Architect since May 2015. He served as our Senior Vice President, Chief Corporate Architect from November 2006 to April 2015 and as Vice President, Chief Corporate Architect from January 2003 to November 2006. He held various other positions with us since joining Oracle in 1986.

Mr. Levey, 61, has been our Executive Vice President, Chief Legal Officer since October 2022. Prior to joining Oracle, Mr. Levey served as Chief Executive Officer of Diem Association from August 2020 until June 2022, and as Chief Legal Officer of HSBC Holdings, plc from January 2012 to August 2020.

Ms. Smith, 58, has been our Executive Vice President, Chief Accounting Officer since December 2022. She served as our Senior Vice President, Corporate Controller from December 2020 to December 2022, as our Senior Vice President, Assistant Corporate Controller from September 2017 to December 2020, and as our Vice President, Global Controllers Organization and Mergers and Acquisitions from November 2012 to September 2017. She held various other positions with us since joining Oracle in 1999.

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

Business and Operational Risks

We may be unsuccessful in developing and selling new products and services, integrating acquired products and services and enhancing our existing products and services. Our industry is characterized by rapid technological advances, intense competition, changing delivery models, evolving standards in communications infrastructure, increasingly sophisticated customer needs and frequent new product introductions and enhancements. We have continued to refresh and release new offerings of our cloud products and services, but if we are unable to develop new or sufficiently differentiated products and services, enhance and improve our product offerings and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe to our license, hardware or cloud offerings or renew license support, hardware support or cloud subscriptions contracts. Renewals of these contracts are important to our future success. In addition, we cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

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

In addition, our profitability and revenues could be adversely impacted if we lose one or more of our key customers for any reason, including as a result of any of the factors discussed above. Any such loss could also limit or reduce our growth in future periods.

Our AI products may not operate as anticipated, which could adversely affect our reputation, revenues and profitability. Machine learning and AI, including generative AI, are increasingly driving innovations in technology, and AI technology and services are highly competitive and rapidly evolving. We have invested, and expect to continue to invest, significant resources to build and support our AI products, and if our AI products fail to operate as anticipated or as well as competing products or otherwise do not meet customer needs or if our competitors’ AI products achieve higher market acceptance than ours, we may fail to recoup our investments in AI and our business and reputation may be harmed. In addition, AI technologies are rapidly evolving and present emerging legal and ethical issues, including claims of bias, discrimination, a perceived lack of transparency, as well as sometimes unpredictable behaviors or improper use of copyrighted or other protected material, such as personal and patient health information, any of which could expose us or our customers to reputational or legal risk and inhibit adoption of our AI products. Regulatory uncertainty, including the lack of comprehensive federal legislation, a patchwork of existing and proposed frameworks, and emerging regulatory initiatives, may expose us to compliance challenges and uncertainties. Our failure to adapt to these changes could result in legal and reputational consequences including, but not limited to, being required to adjust or limit our product offerings or our use of AI in certain jurisdictions to comply with new and evolving AI laws and regulations.

If we do not successfully execute our Oracle Cloud strategy, including our offerings of Oracle Cloud Services, our revenues and profitability may decline. We provide our cloud and other offerings to customers worldwide via a variety of deployment models, including via our cloud-based SaaS and OCI offerings. As these business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of various cloud offering models by us and our competitors may unfavorably impact the pricing of our cloud and license offerings. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

As customer demand for our cloud offerings increases, we experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our cloud license and on-premise license, and hardware product arrangements relative to our cloud offering arrangements. Customers predominantly purchase our cloud offerings on a subscription basis, and revenues from these offerings are generally recognized ratably or as services are consumed over the terms of the subscriptions. Consequently, any deterioration in sales activity associated with our cloud offerings may not be immediately observable in our consolidated statement of operations. This is in contrast to revenues associated with our license and hardware product arrangements, which are generally recognized in full at the time of delivery of the related licenses and hardware products. In addition, we may not be able to accurately anticipate customer transitions from or be able to sufficiently backfill reduced customer demand for our license, hardware and support offerings relative to the expected increase in customer adoption of and demand for our Oracle Cloud Services, which could adversely affect our revenues and profitability.

If we are unable to secure data center capacity at affordable rates or do not accurately plan for our infrastructure capacity requirements, our profitability may decline. As a part of our Oracle Cloud strategy, we plan our investment levels based on estimates of future revenues and future anticipated rates of growth. In recent periods, our cloud services and license support expenses have grown to meet current and expected demand for our cloud offerings, including investments to increase our existing data center capacity and to establish data centers in new geographic locations. In connection with these investments, we entered, and expect to continue to enter, into long-term operating lease commitments with third-party data center providers that generally require us to pay significant contract termination fees to early exit such obligations should our strategies change, which could adversely impact our profitability and cash flows. Data centers in geographies that we rely on may also be unavailable on commercially reasonable terms or at all. Moreover, we do not control the operation of these third-party data centers, and they may suffer interruptions in service from events beyond our control, including from acts of government, natural events, power loss, break-ins or misconduct by those third parties. In addition, we rely on third-party suppliers to provide equipment and components required to outfit these data centers on a timely basis. Ongoing or future delays could cause the loss of additional sales, delay our revenue recognition or increase our costs, all of which could adversely affect the margins of our business. We typically depreciate these assets over their estimated useful lives, which could be shortened should our cloud strategies change, which could adversely affect our profitability.

Our products and services may not function properly if we experience significant coding, manufacturing or configuration errors in our cloud, license and hardware offerings. Despite testing prior to the release and throughout the lifecycle of a product or service, our cloud, license and hardware offerings sometimes contain coding, manufacturing or configuration errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released cloud, license or hardware offerings can be time consuming and costly. Errors in our cloud, license or hardware offerings, or errors embedded in third-party software products or services incorporated into our own products, could affect their ability to properly function, integrate or operate with other cloud, license or hardware offerings, could result in service interruptions, delays or outages of our cloud offerings, could create security vulnerabilities in our products or services, could delay the development or release of new products or services or new versions of products or services, and could adversely affect market acceptance of our products or services. If we experience any of these errors, or if there are delays in releasing our cloud, license or hardware offerings or new versions of these offerings, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our and our customers’

abilities to conduct business operations and to ensure accuracy in financial processes and reporting, and may result in unanticipated costs and interruptions. Enterprise customers rely on our cloud, license and hardware offerings and related services to run their businesses, and errors in our cloud, license and hardware offerings and related services could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

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

In addition, use of our competitors’ technologies can influence a customer’s purchasing decision or create an environment that makes it less efficient to utilize or migrate to Oracle products and services. For example, we offer our customers multicloud services whereby our customers can combine cloud services from multiple clouds with the goal of optimizing cost, functionality and performance. OCI’s multicloud services work with a number of our competitors’ products, including Microsoft Azure, Amazon Web Services and Google Cloud Platform. This multicloud strategy could lead our customers to migrate away from our cloud offerings to our competitors’ products or limit their purchases of additional Oracle products, either of which could adversely affect our revenues and profitability.

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

If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices, introduce pricing models and offerings or offer other terms that are less favorable to us to compete successfully. Any such changes may reduce revenues and margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud delivery models offered by us and our competitors may unfavorably impact the pricing of our other cloud and license, hardware and services offerings, and we may also incur increased cloud delivery expenses as we expand our cloud operations and update our infrastructure, all of which could reduce our revenues and profitability. Our license support fees and hardware support fees are generally priced as a percentage of our net license fees and net new hardware products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings. If we do not adapt our pricing models to reflect changes in customer use of our products, changes in customer demand or increased competition, our revenues could decrease.

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

Our cloud offerings and hardware offerings are complex, and if we cannot successfully manage this complexity, including the sourcing of technologies and components, the results of these businesses will suffer. We depend on suppliers to develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products that we market and sell to our customers and that we use as a part of our cloud infrastructure to deliver our cloud offerings, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. Our supply chain operations are affected by industry consolidation and component constraints or shortages, natural disasters, political unrest (such as the tensions between China and Taiwan), public health crises, changes to trade laws or regulations, port stoppages, shipping interruptions or other transportation disruptions or slowdowns, and other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped. If disruption caused by one or more of the risks described above occurs, our cloud and license business and hardware business and related operating results could be materially and adversely affected.

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

We outsource most of our manufacturing, assembly, delivery and technology of, and certain component designs for, our hardware products to a variety of companies, many of which are located outside the U.S. From time to time, these partners experience production problems, delays or cannot meet our demand for products. Ongoing or future delays in manufacturing could cause the loss of additional sales, delayed revenue recognition or an increase in our hardware products expenses, all of which could adversely affect the margins of our cloud and license business and hardware business. These challenges could arise if we alter our manufacturing strategies, suppliers, or locations.

Our periodic workforce restructurings and reorganizations can be disruptive. We periodically restructure or make other adjustments to our workforce in response to management changes, product changes, performance issues, changes in strategies, acquisitions and other internal and external considerations. These types of restructurings have resulted, and may in the future result, in increased restructuring costs and temporary reduced productivity while employees adjust to the restructuring. These types of restructurings may also lead to a shortage of sufficiently skilled employees in certain roles. In addition, we may not achieve or sustain the expected growth, resource redeployment or cost savings benefits of these restructurings, or may not do so within the expected timeframe. These effects could recur in connection with future acquisitions and other restructurings, and our revenues and other results of operations could be negatively affected.

We may lose key employees or may be unable to hire enough qualified employees. We rely on hiring qualified employees and the continued service of our senior management, including our Chairman of the Board of Directors, Chief Technology Officer and founder; our Chief Executive Officer; other members of our executive team; and other key employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development and technical personnel, particularly in the AI field. Hiring freezes or slowdowns may result in decreased productivity while existing employees take on additional roles and responsibilities, and may also lead to a shortage of sufficiently skilled employees in certain roles.

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

We continually focus on improving our cost structure by hiring personnel in countries where advanced technical and other expertise are available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We are experiencing increased competition for employees in these countries as the trend toward globalization continues, which has affected our employee retention efforts and increased our expenses in an effort to offer a competitive compensation program. In addition, changes to immigration and labor law policies may adversely impact our access to technical and professional talent.

Our general compensation program includes restricted stock units (RSUs) and performance-based equity, which are important tools in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. We continually evaluate our compensation practices and consider changes from time to time, which may have an impact on our ability to retain employees and the amount of stock-based compensation expense that we record. Any changes in our compensation practices or those of our competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

There are risks associated with our cloud and license and hardware indirect sales channels which could affect our future operating results. Our cloud and license and hardware indirect channel networks are comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and ISVs. Our relationships with these channel participants are important elements of our cloud, software and hardware marketing and sales efforts. Our financial results could be adversely affected if:

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

There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues. In addition, we do not control channel participants, some of which operate in jurisdictions with high levels of corruption, and our compliance policies and procedures may fail to prevent or detect violations of anti-corruption or other laws for which we may be held responsible.

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
•
we may be unable to obtain required approvals from governmental authorities under foreign direct investment, foreign subsidy, competition and antitrust laws on a timely basis, if at all, and we may need to divest or dispose of assets or businesses or take other actions to obtain such approvals;
•
our use of cash to pay for acquisitions may limit other potential uses of our cash; and
•
we may have to incur additional debt to pay for acquisitions or have to delay or not proceed with an acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner or on favorable terms.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

Data Privacy, Cybersecurity and Intellectual Property Risks

If our security measures for our products and services are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, any of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions. Our products and services, including Oracle Cloud Services, store, retrieve, process and manage third-party data, such as our customers’ data, as well as our own data. We believe that Oracle is a target for computer hackers, cyber threats and other bad actors because Oracle stores and processes large amounts of data, including sensitive data such as health sciences (including patient health information), financial services, retail, hospitality, telecommunications and government data. We and our third-party vendors are regularly subject to attempts by third parties (which may include individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations, nation-states and individuals sponsored by them) to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems. Successful attempts by one of these malicious actors can lead to the compromise of personal information or the confidential information or data of Oracle or our customers. Attempts of this nature typically involve IT-related viruses, worms, and other malicious software programs that attack networks, systems, products and services, exploit potential security vulnerabilities of networks, systems, products and services, create system disruptions and cause shutdowns or denials of service. Third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other information to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, our customers, suppliers or partners. Our products and services, including our Oracle Cloud Services, may also be accessed or modified improperly as a result of customer, partner, employee, contractor or supplier error or malfeasance.

If a cyber-attack or other security incident results in unauthorized access to, or modification or exfiltration of, our customers’ or suppliers’ data, other external data, our own data or our IT systems, or if the services we provide to our customers are disrupted, or if our products or services are reported to have (or are perceived as having) security vulnerabilities, we could incur significant expenses and suffer substantial damage to our brand and reputation. If our customers lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to not be secure, they may decide to reduce or terminate their spend with us. In addition, cyber-attacks and other security incidents could lead to considerable investigation and remediation costs, loss or destruction of information, interruption of our operations, inappropriate use of proprietary and sensitive data, lawsuits, indemnity obligations, regulatory investigations and financial penalties, and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Our remediation efforts may not be successful.

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

Our business practices with respect to data could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex and stringent, potential risks related to data collection and use within our business will intensify. In addition, U.S. federal and state as well as foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer (including across national borders) and share personal and other information that is integral to certain services we provide. We are also subject to data privacy and other related regulations governing the healthcare industry and patient information, including but not limited to regulations governing electronic health data transmissions, the processing of patient information, healthcare fraud and healthcare information sharing.

Following the European Union’s (EU) General Data Protection Regulation (GDPR), the rate of global consideration and adoption of privacy laws has increased, giving rise to more global jurisdictions in which regulatory inquiries and audits may be requested of Oracle, and if we are not deemed to be in compliance, could result in enforcement actions and/or fines. This is true in the U.S. where, for example, a number of states have enacted privacy laws, the U.S. Congress is considering several privacy and security-related bills at the federal level, the federal government is pursuing a range of cybersecurity initiatives pertaining to critical infrastructure companies and government contractors, and a number of other state legislatures are considering privacy laws. Regulators globally are also imposing greater monetary fines for privacy violations. The GDPR provides for monetary penalties of up to €20 million, or up to 4% of an organization’s worldwide revenue of the preceding financial year, whichever is greater. These penalties can be significant. For example, a U.S.-based technology company was fined €1.2 billion for alleged GDPR violations in 2023. The U.S. Federal Trade Commission continues to fine companies for unfair and deceptive data protection practices, and these fines may increase in size. Taken together, the laws or regulations associated with the enhanced protection of personal and other types of data could greatly increase the size of potential fines related to data protection, and our cost of providing our products and services could result in changes to our business practices or even prevent us from offering certain services in jurisdictions in which we operate. Although we have implemented contracts, diligence programs, policies and procedures designed to address compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products and services. For example, numerous jurisdictions, including the EU, are considering laws and regulations that would impose additional data privacy and other compliance requirements on the use of AI and could require us to adjust or limit our product offerings in such jurisdictions.

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

Countries around the world continually consider and make changes to relevant tax, accounting and other laws, treaties, regulations, guidance and interpretations. In the U.S., various legislative proposals, if enacted, may substantially raise U.S. income taxes on our domestic and international profits. Such unfavorable tax proposals, the prospects for which depend to a significant degree on the U.S. political landscape, create the potential for added volatility in our quarterly provision for income taxes and could have a material adverse impact on our future income tax provisions and effective tax rate.

Other countries also continue to consider changes to their tax laws that could negatively affect us by increasing taxes imposed on our international revenue streams, operations and cross-border transactions, including the imposition of taxes targeted at digital technology businesses and changes in withholding tax rules. The Organisation for Economic Co-operation and Development (OECD) and the Group of Twenty (G20), together with over 140 participating countries, have developed a two-pillar framework calling for a 15% global minimum tax on multinational corporate groups, which has been adopted in many jurisdictions, and that would provide greater taxing rights to market jurisdictions where customers or users are located. These changes may materially increase the level of income tax on our international profits.

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

Changes to sanctions or export control regulations in the U.S. and the other jurisdictions where we currently operate or have dealings, or in the future may operate or have dealings, can require suspension or termination of business (including financial transactions) in or with certain countries and territories or with certain customers. In addition, we continue to monitor relations between the U.S. and the Russian Federation, the Republic of Belarus and the People’s Republic of China, among others. It is difficult to anticipate the effect international relations may have on us. Compliance with any further economic sanctions, export controls or other regulatory restrictions (and any countermeasures thereto) taken by the U.S. or other countries could prevent us from serving certain customers or restrict us or our customers from operating in specific jurisdictions, which could have an adverse effect on our operations and results of operations. For example, in April 2024, the U.S. President signed into law a bill that will make it unlawful to provide internet hosting services to TikTok that are used to enable the distribution, maintenance, or updating of TikTok for users within the U.S. if certain steps are not taken by TikTok’s owners within a set time frame. If we are unable to provide those services to TikTok, and if we cannot redeploy that capacity in a timely manner, our revenues and profits would be adversely impacted. Compliance with these laws may increase our expenses as we engage specialized or other additional resources to assist us with our compliance efforts.

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
•
the potential for other hostilities, including but not limited to further destabilization in the Middle East and tensions between China and Taiwan;
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

The healthcare industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could adversely affect our healthcare business. As a participant in the healthcare industry, certain of our operations and relationships, and those of our customers, are regulated by several U.S. federal, state, local and foreign governmental entities. The impact of these regulations on us is both direct and also indirect, in terms of government program requirements applicable to our customers for the use of health IT. Even though we may not be directly regulated by specific healthcare laws and regulations, our products and services must be capable of being used by our customers in a way that complies with those laws and regulations. There are significant, wide-ranging and rapidly evolving regulations both within and outside the U.S., such as regulations in the areas of healthcare fraud, information sharing, e-prescribing, claims processing and transmission, healthcare devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. Specific risks include, but are not limited to, the following:

•
The U.S. and other countries have regulations in place related to medical devices that now, or may in the future, apply to certain of our healthcare products and services. If any of our healthcare products and services are deemed to be actively regulated medical devices by regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities, including pre-market notification clearance.
•
Various U.S. federal, state and non-government agencies continue to generate requirements for the use of certified electronic health record technology (CEHRT), and CEHRT continues to be a requirement of participation in federal healthcare programs in order to receive reimbursement for health items and services provided by certain of our customers to Medicare and Medicaid beneficiaries. We expect the regulations establishing the certification and interoperability standards for CEHRT will continue to be updated to emphasize interoperability, consumer engagement, patient safety and health information privacy and security.

Complying with these regulations globally is expensive and could subject us to unanticipated and significant delays. If we fail to comply sufficiently with these and other regulations, it could negatively impact our ability to continue to develop, distribute and deliver certain of our healthcare products and services, and we could suffer fines or penalties.

Our sales to local, state, federal and foreign government customers expose us to business volatility and risks, including government budgeting cycles and appropriations, government shutdowns, procurement regulations, governmental policy shifts, early termination of contracts, audits, investigations, sanctions and penalties. We derive revenues from contracts with the U.S. government, state and local governments, and foreign governments and are subject to procurement laws relating to the award, administration and performance of those contracts.

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

There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending as governments continue to face significant deficit reduction pressures. This may adversely impact spending on government programs. In addition, an extended federal government shutdown in the U.S. could cause delays in approvals and decision making, which could negatively impact our results of operations.

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

Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs. Our cloud and hardware operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used for these operations, human health and safety, the use of certain chemical substances and the labor practices of suppliers, as well as local testing and labeling requirements. Regulatory, market, carbon tax and competitive pressures regarding the greenhouse gas emissions and energy mix for our data center operations may also grow.

Approximately half of our hardware revenues come from international sales. Environmental legislation, such as the EU Waste Electrical and Electronic Equipment Directive, China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products and the EU carbon border adjustment mechanism, among others, may increase our cost of doing business internationally and impact our hardware revenues from the EU, China and other countries with similar environmental legislation as we endeavor to comply with and implement these requirements. Compliance with these ever-changing environmental and other laws in a timely manner could increase our product design, development, procurement, manufacturing, delivery, cloud operations, insurance premiums and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our cloud and hardware businesses. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products and services into one or more states or countries and result in a material adverse effect on the financial condition or operations of our cloud and hardware businesses.

The Nomination and Governance Committee of our Board of Directors oversees and periodically reviews our environmental, social and governance (ESG) programs, including environmental sustainability. We also have an Environmental Steering Committee (ESC) comprised of senior individuals from a wide range of Oracle business units, including our Chief Sustainability Officer who oversees our overall sustainability strategy, including climate related risk mitigation. The ESC evaluates if climate or environmental risks have the potential for significant chronic or acute impact on our core and/or strategic business functions, including service delivery and support, product development and deployment, supply chain management, facility operations, employee recruitment and retention, or brand reputation. Any failure to identify and assess these risks could adversely affect our reputation, business, financial performance and growth.

We publish an annual Social Impact Report, which includes disclosure of our ESG matters and goals. Our disclosures on these matters, and standards we set for ourselves or a failure to meet these standards, may potentially harm our reputation and brand. By electing to set and share publicly these corporate ESG standards, our business may also face increased scrutiny related to ESG initiatives and activities.

Further, new laws, regulations, policies, and international accords relating to ESG matters, including sustainability, climate change, human capital and diversity, some of which require specific, target-driven frameworks or disclosure requirements, are being developed, formalized and implemented in many jurisdictions. Standards for reporting ESG metrics, including ESG-related disclosures, are complex and evolving, and the implementation and oversight of controls to comply with applicable reporting and disclosure standards could impose significant compliance costs. In addition, such disclosure requirements could result in revisions to our previous ESG-related disclosure or challenges in meeting evolving and varied regulatory and other stakeholder expectations and standards, which could expose us to liability or harm our reputation and prospects.

Financial Risks

Our operations can be difficult for us to predict because our quarterly results of operations may fluctuate significantly based on a number of factors. Our revenues, particularly certain of our cloud license and on-premise license revenues and hardware revenues, can be difficult to forecast. A substantial portion of our cloud license, on-premise license and hardware contracts is completed in the latter part of a quarter. Because a significant portion of our cost structure is largely fixed in the short term, sales and revenue shortfalls tend to have a disproportionately negative impact on our profitability. We typically have a number of large transactions each quarter, which increases the risk of fluctuations in our quarterly results. If we lose one or more of our key customers for any reason, or we experience a delay in even a small number of these large transactions, our quarterly sales, revenues and profitability could fall significantly short of our predictions. In addition, sudden shifts in regional or global economic or political activity may cause our sales forecasts to be inaccurate.

In addition, we hold a portfolio of publicly traded equity investments and privately held debt and equity investments, including investments in Ampere Computing Holdings LLC (Ampere), a privately held related party entity in which we had an ownership interest of approximately 29% as of May 31, 2024. Any impairment charges and effect of changes in the fair values of certain of these investments are recorded as unrealized gains or losses as a component of consolidated net income in each period. The timing and amount of impairment charges or changes in fair value, if any, of these investments depends on factors beyond our control, including the perceived and actual performance of the companies or funds in which we invest, and are also subject to the general conditions of public and private equity markets, which are uncertain and have in the past varied, and may in the future vary, materially by period. Changes in the fair values of these investments, including Ampere, have contributed, and may in the future contribute, to volatility in our net income that is not reflective of our core businesses. The amount of our investments in Ampere could increase in future periods for a variety of reasons, including due to the potential exercise of put options by our co-investors or call options by us. If either of these options are exercised by us or our co-investors, we would acquire control of Ampere and its results would be consolidated with our results of operations. Ampere has generated net losses in the past and we currently expect such entity to generate net losses in future periods that we may need to consolidate into our results of operations in future periods.

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

There are risks associated with our outstanding and future indebtedness. As of May 31, 2024, we had an aggregate of $86.9 billion of outstanding indebtedness that will mature between calendar year 2024 and calendar year 2061. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this Risk Factors section. There can be no assurance that we will be able to manage any of these risks successfully.

We expect to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

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

Risks Related to Our Common Stock

Our stock price could become more volatile and your investment could lose value. All of the factors discussed within this Risk Factors section could affect our stock price. The timing of announcements in the public market by us or by our competitors regarding new cloud services, products, product enhancements, technological advances, acquisitions or major transactions could also affect our stock price. Changes in the amounts and frequency of stock repurchases or dividends could affect our stock price. Our stock price could also be affected by factors, some of which are beyond our control, including, among others: speculation in the press, social media and the analyst community; changes in recommendations or earnings related estimates by financial analysts; changes in investors’ or analysts’ valuation measures for our stock; negative analyst surveys or channel check surveys; earnings announcements where our financial results differ from our guidance or investors’ expectations; our credit ratings; dissemination of inaccurate information or misinformation about our business and results of operations (including through the malicious use of generative AI tools); and market trends unrelated to our performance. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

Macroeconomic developments such as the global or regional economic effects resulting from elevated inflation and interest rates, limited liquidity, adverse developments affecting financial institutions, the current wars, evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. If any parties with whom we conduct business or invest our cash or cash equivalents are unable to meet their obligations to us, our business could be adversely affected. Bank failures or issues in the broader U.S. or global financial systems may have an impact on the broader capital markets and, in turn, our ability to access those markets.

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

Business disruptions could adversely affect our operating results. A significant portion of our critical business operations are concentrated in a few geographic areas, some of which include emerging market international locations that may be less stable relative to running such business operations solely within the U.S. We are a highly automated business and a disruption or failure of our systems, supply chains and processes could cause delays in completing sales, providing services, including some of our cloud offerings, and enabling a seamless customer experience with respect to our customer facing back-office processes. Although the Oracle Cloud is designed to automatically redirect traffic to an alternate facility, in the event of a severe impact to one facility, a major natural disaster, political, social or other disruption to infrastructure that supports our operations or other catastrophic event or the effects of climate change (such as increased storm severity, drought and pandemics) that results in the destruction or disruption of any of our critical business operations, supply chains or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our overall information security risk management approach is designed to enable us to assess, identify and manage major risk exposures, including from material risks from cybersecurity threats, in a timely manner. As part of our information security risk management program, we perform risk assessments in which we map and prioritize information security risks identified through the processes described below. These assessments inform our information security risk management strategies and oversight processes and we view cybersecurity risks as one of the key risk categories we face.

We believe that Oracle is a target for computer hackers, cyber threats and other bad actors because our products and services store, retrieve, process and manage large amounts of data, including sensitive data. We and our vendors are regularly subject to attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems. During fiscal 2024, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition. However, if a cyberattack or other security incident results in unauthorized access to or modification or exfiltration of our customers’ or suppliers’ data, other external data, our own data or our IT systems, or if the services we provide to our customers are disrupted, or if our products or services are reported to have (or are perceived as having) security vulnerabilities, we could incur significant expenses and suffer substantial damage to our brand and reputation. Refer to “Data Privacy, Cybersecurity and Intellectual Property Risks” in Risk Factors included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to cybersecurity risks.

Our corporate security and information security programs are designed to help us prevent, prepare for, detect, respond to and recover from cybersecurity threats. We leverage industry standard security frameworks to evaluate our security controls. Relevant personnel collaborate with subject matter experts throughout the process to identify and assess material cybersecurity threats, evaluate their severity, and explore ways to mitigate a potential security incident. We continually conduct security and privacy reviews to pinpoint risks associated with our products, services and enterprise. We also employ various monitoring tools to track suspicious or anomalous activity across our networks, systems, and data, and we simulate cyber threats to proactively address vulnerabilities. Finally, we routinely train our employees on cybersecurity matters.

This program includes processes for triaging, assessing the severity of, escalating, containing, investigating and remediating information security events, as well as meeting legal obligations and minimizing customer impact and brand and reputational damage. In addition, we maintain insurance to protect against potential losses arising from a cybersecurity incident. Periodic tabletop exercises are conducted to test and reinforce our incident response controls, with incident severity and priority assessed on an ongoing basis.

We also conduct external and internal risk management audits to assess and report on our internal incident response preparedness and help identify areas for continued focus and improvement. We conduct periodic penetration testing to identify vulnerabilities in our products, services, and systems. We also undergo security-related industry certifications and attestations by external auditors, including System and Organization Controls (SOC) 1, SOC 2, International Organization for Standardization (ISO) 27001, 27017 and 27018, Cloud Security Alliance Security Trust Assurance and Risk (CSA STAR), Payment Card Industry Data Security Standard (PCI DSS) and other compliance frameworks. Additionally, our vendor risk management program identifies and mitigates risks associated with third-party service providers, including those within our supply chain and those with access to our customer or employee data or systems. We use the findings from these and other processes to review our information security practices, procedures and technologies.

Cybersecurity is an important area of focus for our Board of Directors. Our information security risk management program is designed to allow our Board of Directors to establish a mutual understanding with management of the effectiveness of our information security risk management practices and capabilities, including the division of responsibilities for reviewing our information security risk exposure and risk tolerance, tracking emerging information risks and ensuring proper escalation of certain key risks for periodic review by the Board of Directors and its committees. As part of its broader risk oversight activities, the Board of Directors oversees risks from cybersecurity risks, both directly and through the Finance and Audit Committee (F&A Committee). As reflected in its charter, the F&A Committee assists the Board of Directors with the management and assessment of privacy and data security risk and is responsible for reviewing and discussing with management privacy and data security risk exposures, including, among other things, the potential impacts of those exposures on our business, financial results, operations and reputation. The F&A Committee also oversees our internal controls over financial reporting, including with respect to financial reporting-related information systems.

As an element of its information security risk management oversight activities, the F&A Committee reviews the results of our incident response control tests, external and internal audits and penetration testing and oversees our vendor risk management program. The F&A Committee also receives quarterly updates regarding cybersecurity matters from senior management, including Mr. Screven, our Executive Vice President and Chief Corporate Architect (Chief Corporate Architect). In turn, the F&A Committee reports to the full Board of Directors on a quarterly basis regarding the F&A Committee’s cybersecurity risk oversight activities. We also have Board members with expansive knowledge and expertise in the area of cybersecurity. In addition to these regularly scheduled updates, our Chief Corporate Architect, Chief Privacy Officer and Head of Global Information Security may also report to the F&A Committee on how certain information security risks are being managed and progress towards agreed mitigation goals, as well as any potential material risks from cybersecurity threats that have been detected by the information security team.

Our Chief Corporate Architect is responsible for day-to-day identification, assessment and management of the information security risks we face. Our Chief Corporate Architect studied computer science at Carnegie Mellon University and has been with Oracle since 1986 in a number of positions. In his current role as Chief Corporate Architect, he drives technology and architecture decisions across all Oracle products and leads companywide strategic initiatives, including with respect to industry standards and security, to ensure that product development is consistent with Oracle’s overall long-term strategy.

Our Chief Corporate Architect is supported by team members who have relevant educational and industry experience. These team members provide regular reports to the Chief Corporate Architect and work closely with our Chief Privacy Officer and include personnel dedicated to information security, product security, and physical security. Informed by the processes and practices discussed under “Risk Management and Strategy” above, team members escalate cybersecurity threats and incidents to the Chief Corporate Architect, who assesses the severity of such threats and incidents for inclusion in quarterly update to the F&A Committee where appropriate. In addition to the ordinary-course Board of Directors and F&A Committee reporting and oversight described above, we also maintain disclosure controls and procedures designed for prompt reporting to the Board of Directors and timely public disclosure, as appropriate, of material events covered by our risk management framework, including cybersecurity risks.

Item 2. Properties

Our properties consist of owned and leased office facilities for cloud operations, sales, support, research and development, services, manufacturing and administrative and other functions. Our headquarters facility consists of approximately 0.9 million square feet in Austin, Texas, all of which we own. We also own or lease other facilities for current use consisting of approximately 27.7 million square feet in various other locations in the U.S. and abroad. Approximately 9.1 million square feet, or 32%, of our total owned and leased space is sublet or is being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Our cloud operations deliver our Oracle Cloud Services through the use of global data centers, substantially all of which were leased through colocation suppliers. We believe that our facilities are in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings

The material set forth in Note 13 (pertaining to information regarding contingencies related to our income taxes) and Note 16 (pertaining to information regarding legal contingencies) of Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 6,921 stockholders of record as of May 31, 2024.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Program

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of May 31, 2024, approximately $7.0 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2024—March 31, 2024	0.4	$121.76	0.4	$7,065.6
April 1, 2024—April 30, 2024	0.4	$119.95	0.4	$7,014.0
May 1, 2024—May 31, 2024	0.4	$119.69	0.4	$6,962.3
Total	1.2	$120.42	1.2

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Total Return Index for each of the last five fiscal years ended May 31, 2024, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oracle Corporation, the S&P 500 Index and the Dow Jones U.S. Technology Total Return Index

*$100 INVESTED ON MAY 31, 2019 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/19	5/20	5/21	5/22	5/23	5/24
Oracle Corporation	100.0	108.1	161.0	149.2	223.6	250.9
S&P 500 Index	100.0	112.8	158.3	157.9	162.5	208.3
Dow Jones U.S. Technology Total Return Index	100.0	139.1	205.9	197.5	234.9	329.3

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our businesses and significant trends. This overview is followed by a summary of our critical accounting estimates that we believe are important to understanding significant assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition for fiscal 2024 compared to fiscal 2023. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as filed with the SEC on June 20, 2023, which is available free of charge on the SEC’s website at www.sec.gov and on our Investor Relations website at www.oracle.com/investor.

Business Overview

Oracle provides products and services that address enterprise IT needs. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise, cloud-based and hybrid deployments (an approach that combines both on-premise and cloud-based deployments). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Through our worldwide sales force and Oracle Partner Network, we sell to customers all over the world including businesses of many sizes, government agencies, educational institutions and resellers.

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

Cloud and License Business

Our cloud and license business, which represented 84% and 83% of our total revenues in fiscal 2024 and 2023, respectively, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings. Revenue streams included in our cloud and license business are:

•
Cloud services and license support revenues, which include:
o
cloud services revenues, which are earned by providing customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, deploys, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. Oracle Cloud Services arrangements generally: are billed in advance of the cloud services being delivered; have durations of one to four years; are renewed at the customer’s option; and are recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time; and
o
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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 37%, 32% and 25% of our total revenues during fiscal 2024, 2023 and 2022, respectively.

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

On a constant currency basis, we expect that our total cloud and license revenues generally will continue to increase due to:

•
expected growth in our cloud services offerings; and
•
continued demand for our cloud license and on-premise license and license support offerings.

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

Hardware Business

Our hardware business, which represented 6% of our total revenues in each of fiscal 2024 and 2023, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to continue to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

Services Business

Our services business, which represented 10% and 11% of our total revenues in fiscal 2024 and 2023, respectively, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We acquired certain companies and technologies during fiscal 2024 and 2023, including Cerner in fiscal 2023. Refer to Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to our acquisition of Cerner and our other recent acquisitions. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy.

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

Investment in Ampere Computing Holdings LLC

From time to time since 2017, we have made investments in Ampere, a related party entity, in the form of equity and convertible debt instruments. The total carrying value of our investments in Ampere, after accounting for losses under the equity method of accounting, was $1.5 billion and $1.2 billion as of May 31, 2024 and 2023, respectively. We currently expect Ampere to continue to generate net losses in future periods but we remain confident in the long-term potential of Ampere’s server chips.

Our equity investments in Ampere represent an ownership interest of approximately 29% as of May 31, 2024 and 2023. We also own convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the fiscal year ended May 31, 2024, we invested an aggregate of $600 million in convertible debt instruments issued by Ampere. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $400 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We have critical accounting estimates in the areas of business combinations, income taxes and non-marketable investments. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for more discussion of our significant accounting policies.

Business Combinations

In accordance with the provisions of Accounting Standards Codification (ASC) 805, Business Combinations, we use our best estimates and assumptions, which are inherently uncertain and subject to refinement, to recognize and measure assets acquired and liabilities assumed, including intangible assets and pre-acquisition contingencies, at the acquisition date as well as any contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the global tax implications are known, which can materially impact our effective tax rate.

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

Non-Marketable Investments

We assess our non-marketable debt and equity investments for credit losses and impairment on a quarterly basis and as facts and circumstances change. Our analysis includes an assessment of various qualitative and quantitative factors, including the investee’s historical financial results, current financial projections, rate of cash usage and assumptions regarding product acceptance and opportunity within the market. This analysis requires significant judgment in evaluating underlying factors. In some instances, investee specific information available to us to make this assessment may be limited or may be available on a delayed basis. If the investment is determined to be impaired, we adjust the carrying amount of such investment to its estimated fair value by recognizing a charge, which is included in non-operating expenses, net in our consolidated statements of operations. Estimating the fair value of an investment upon impairment involves a significant level of estimation, uncertainty and judgment. We may incur future losses due to impairments, which could have a material impact on our results of operations and financial position.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating expenses, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our consolidated statements of operations for fiscal 2024 and 2023.

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2023, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2024 and 2023, our financial statements would reflect reported revenues of $1.09 million in fiscal 2024 (using 1.09 as the applicable average exchange rate for the period) and $1.08 million in fiscal 2023 (using 1.08 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2024 results using the fiscal 2023 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Total Revenues by Geography:
Americas	$33,122	6%	6%	$31,226
EMEA(1)	13,030	8%	5%	12,109
Asia Pacific	6,809	3%	6%	6,619
Total revenues	52,961	6%	6%	49,954
Total Operating Expenses	37,608	2%	2%	36,861
Total Operating Margin	$15,353	17%	16%	$13,093
Total Operating Margin %	29%			26%
% Revenues by Geography:
Americas	62%			63%
EMEA	25%			24%
Asia Pacific	13%			13%
Total Revenues by Business:
Cloud and license	$44,464	8%	8%	$41,086
Hardware	3,066	-6%	-7%	3,274
Services	5,431	-3%	-3%	5,594
Total revenues	$52,961	6%	6%	$49,954
% Revenues by Business:
Cloud and license	84%			83%
Hardware	6%			6%
Services	10%			11%

(1)
Comprised of Europe, the Middle East and Africa

Excluding the effects of foreign currency rate fluctuations, our total revenues increased in fiscal 2024 relative to fiscal 2023 due to growth in our cloud and license business’ revenues, which were partially offset by a decline in our hardware business’ and services business’ revenues. The constant currency revenues increase in our cloud and license business in fiscal 2024 relative to fiscal 2023 was attributable to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and also renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services, partially offset by a decrease in our cloud license and on-premise license revenues. In our hardware business, the constant currency decrease in revenues in fiscal 2024 was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for non-strategic hardware products and related support services. In our services business, the constant currency decrease in revenues in fiscal 2024 was attributable to a decrease in revenues from each of our primary services offerings. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 64%, 22% and 14%, respectively, of the constant currency total revenue growth during fiscal 2024.

Excluding the effects of foreign currency rate fluctuations, our total operating expenses increased in fiscal 2024 relative to fiscal 2023 due to higher cloud services and license support expenses, which were primarily due to higher infrastructure investments that were made to support the increase in our cloud services and license support revenues; higher research and development expenses, which were primarily due to higher employee related expenses; and higher acquisition related and other expenses, which were primarily due to certain asset impairment charges and certain litigation related charges. These constant currency increases in operating expenses were partially offset by lower sales and marketing expenses, which were primarily due to lower employee related expenses; lower hardware expenses; lower expenses for amortization of intangible assets as certain of our assets were fully amortized; lower general and administrative expenses; and lower restructuring expenses.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased in fiscal 2024 relative to fiscal 2023 due to higher revenues.

Supplemental Disclosure Related to Certain Charges

To supplement our consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future.

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expenses, including stock-based compensation, that affected our GAAP net income:

	Year Ended May 31,
(in millions)	2024	2023
Amortization of intangible assets(1)	$3,010	$3,582
Acquisition related and other(2)	314	190
Restructuring(3)	404	490
Stock-based compensation, operating segments(4)	1,382	1,201
Stock-based compensation, R&D and G&A(4)	2,592	2,346
Income tax effects(5)	(2,459)	(2,136)
	$5,243	$5,673

(1)
Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of May 31, 2024, estimated future amortization related to intangible assets was as follows (in millions):

Fiscal 2025	$2,303
Fiscal 2026	1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Thereafter	1,080
Total intangible assets, net	$6,890
(2)
Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.
(3)
Restructuring expenses in fiscal 2024 primarily related to employee severance in connection with the Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan). Restructuring expenses in fiscal 2023 primarily related to employee severance in connection with the Fiscal 2022 Oracle Restructuring Plan (2022 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” and in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(4)
Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2024	2023
Cloud services and license support	$525	$435
Hardware	23	18
Services	167	137
Sales and marketing	667	611
Stock-based compensation, operating segments	1,382	1,201
Research and development	2,225	1,983
General and administrative	367	363
Total stock-based compensation	$3,974	$3,547
(5)
For fiscal 2024 and 2023, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure. These adjustments resulted in an effective tax rate of 19.2%, instead of 10.9%, for fiscal 2024 and 16.3%, instead of 6.8%, for fiscal 2023, which in each case represented our effective tax rates as derived per our consolidated statements of operations.

Cloud and License Business

Our cloud and license business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle Cloud Services offerings; Oracle cloud license and on-premise license offerings; and Oracle license support offerings. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, deploy, host, manage and support. Revenues for our cloud services are generally recognized ratably over the contractual term, which is generally one to four years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. License support revenues are typically generated through the sale of applications and infrastructure software license support contracts related to cloud licenses and on-premise licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings and marketing program costs.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Cloud and License Revenues:
Americas	$28,196	9%	9%	$25,821
EMEA	10,771	8%	6%	9,930
Asia Pacific	5,497	3%	6%	5,335
Total revenues	44,464	8%	8%	41,086
Expenses:
Cloud services and license support(1)	8,783	22%	21%	7,222
Sales and marketing(1)	7,167	-7%	-8%	7,738
Total expenses(1)	15,950	7%	6%	14,960
Total Margin	$28,514	9%	9%	$26,126
Total Margin %	64%			64%
% Revenues by Geography:
Americas	64%			63%
EMEA	24%			24%
Asia Pacific	12%			13%
Revenues by Offerings:
Cloud services	$19,774	25%	24%	$15,881
License support	19,609	1%	0%	19,426
Cloud license and on-premise license	5,081	-12%	-12%	5,779
Total revenues	$44,464	8%	8%	$41,086
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$18,172	9%	9%	$16,651
Infrastructure cloud services and license support	21,211	14%	13%	18,656
Total cloud services and license support revenues	$39,383	12%	11%	$35,307

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of foreign currency rate fluctuations, our cloud and license business’ total revenues increased in fiscal 2024 relative to fiscal 2023 due to growth in our cloud services and license support revenues as customers purchased our applications and infrastructure technologies via cloud and license deployment models and renewed their related cloud contracts and license support contracts to continue to gain access to the latest versions of our technologies and to receive support services for which we delivered such cloud and support services during the period presented. The growth in our cloud services and license support revenues was partially offset by a decrease in our cloud license and on-premise license revenues. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 71%, 18% and 11%, respectively, of the constant currency revenue growth for this business during fiscal 2024.

In constant currency, our total cloud and license business’ expenses increased in fiscal 2024 relative to fiscal 2023 primarily due to higher technology infrastructure expenses to support the increase in our cloud and license business’ revenues. These constant currency expense increases were partially offset by lower sales and marketing expenses, which decreased primarily due to lower employee related expenses due to lower headcount. Our cloud services and license support expenses have grown in recent periods, and we expect this trend to continue during fiscal 2025 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased in fiscal 2024 relative to fiscal 2023 due to increases in total revenues for this business. In constant currency, total margin as a percentage of revenues remained flat in fiscal 2024 relative to fiscal 2023.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Hardware Revenues:
Americas	$1,494	-12%	-13%	$1,702
EMEA	921	-1%	-4%	933
Asia Pacific	651	2%	4%	639
Total revenues	3,066	-6%	-7%	3,274
Expenses:
Hardware products and support(1)	855	-15%	-16%	1,011
Sales and marketing(1)	296	-11%	-11%	331
Total expenses(1)	1,151	-14%	-15%	1,342
Total Margin	$1,915	-1%	-1%	$1,932
Total Margin %	62%			59%
% Revenues by Geography:
Americas	49%			52%
EMEA	30%			28%
Asia Pacific	21%			20%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our constant currency hardware revenues decreased in fiscal 2024 relative to fiscal 2023 primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies and strategic hardware offerings and the de-emphasis of our sales and marketing efforts for non-strategic hardware products, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Geographically, we experienced constant currency revenue declines in the Americas and the EMEA regions, partially offset by a constant currency revenue increase in the Asia Pacific region, in fiscal 2024.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in fiscal 2024 relative to fiscal 2023 primarily due to lower hardware product costs and lower sales and marketing expenses, all of which aligned with lower hardware revenues.

In constant currency, our hardware business’ total margin decreased in fiscal 2024 relative to fiscal 2023 due to lower total revenues for this business. In constant currency, total margin as a percentage of revenues increased in fiscal 2024 relative to fiscal 2023 due to lower total expenses for this business.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Services Revenues:
Americas	$3,432	-7%	-8%	$3,703
EMEA	1,338	7%	5%	1,246
Asia Pacific	661	2%	6%	645
Total revenues	5,431	-3%	-3%	5,594
Total Expenses(1)	4,515	1%	0%	4,490
Total Margin	$916	-17%	-17%	$1,104
Total Margin %	17%			20%
% Revenues by Geography:
Americas	63%			66%
EMEA	25%			22%
Asia Pacific	12%			12%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues decreased in fiscal 2024 relative to fiscal 2023 due to a decrease in revenues in each of our primary services offerings. The constant currency decrease in services revenues in the Americas region was partially offset by constant currency increases in services revenues in the EMEA and the Asia Pacific regions in fiscal 2024.

In constant currency, total services expenses remained flat in fiscal 2024 relative to fiscal 2023.

In constant currency, our services business’ total margin and total margin as a percentage of revenues decreased in fiscal 2024 relative to fiscal 2023 due to lower total revenues for this business.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Research and development(1)	$6,690	1%	1%	$6,640
Stock-based compensation	2,225	12%	12%	1,983
Total expenses	$8,915	3%	3%	$8,623
% of Total Revenues	17%			17%

(1)
Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased in fiscal 2024 relative to fiscal 2023 primarily due to higher employee related expenses, including higher stock-based compensation expenses.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
General and administrative(1)	$1,181	-3%	-3%	$1,216
Stock-based compensation	367	1%	1%	363
Total expenses	$1,548	-2%	-2%	$1,579
% of Total Revenues	3%			3%

(1)
Excluding stock-based compensation

Excluding the effects of currency rate fluctuations, our total general and administrative expenses decreased in fiscal 2024 relative to fiscal 2023 primarily due to lower professional fees, partially offset by higher stock-based compensation expenses.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Developed technology	$676	-15%	-15%	$792
Cloud services and license support agreements and related relationships	1,026	-32%	-32%	1,507
Cloud license and on-premise license agreements and related relationships	467	2%	2%	459
Other	841	2%	2%	824
Total amortization of intangible assets	$3,010	-16%	-16%	$3,582

Amortization of intangible assets decreased in fiscal 2024 relative to fiscal 2023 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Transitional and other employee related costs	$19	-76%	-76%	$77
Business combination adjustments, net	(12)	*	*	10
Other, net	307	198%	196%	103
Total acquisition related and other expenses	$314	65%	64%	$190

*	Not meaningful

On a constant currency basis, acquisition related and other expenses increased in fiscal 2024 relative to fiscal 2023 due to higher other expenses primarily related to certain asset impairment charges and certain litigation related charges, partially offset by lower transitional and other employee related costs and lower expenses for business combination adjustments.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Restructuring expenses	$404	-18%	-18%	$490

Restructuring expenses in fiscal 2024 primarily related to the 2024 Restructuring Plan. Restructuring expenses in fiscal 2023 primarily related to the 2022 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2024 Restructuring Plan and the 2022 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by the 2024 Restructuring Plan were effected to implement our continued emphasis in developing, marketing, selling and delivering our cloud-based offerings. Certain of the cost savings realized pursuant to the 2024 Restructuring Plan initiatives were offset by investments in resources and geographies that we believe better address the development, marketing, sale and delivery of our cloud-based offerings, including investments in the development and delivery of our second-generation cloud infrastructure.

Interest Expense:

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Interest expense	$3,514	0%	0%	$3,505

Interest expense remained flat in fiscal 2024 relative to fiscal 2023.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Interest income	$451	58%	59%	$285
Foreign currency losses, net	(228)	-8%	-11%	(249)
Noncontrolling interests in income	(186)	13%	13%	(165)
Losses from equity investments, net	(303)	-7%	-8%	(327)
Other income (expenses), net	168	*	*	(6)
Total non-operating expenses, net	$(98)	-79%	-80%	$(462)

*	Not meaningful

Our non-operating expenses, net decreased in fiscal 2024 relative to fiscal 2023 primarily due to higher interest income; lower net losses associated with equity investments; lower foreign currency losses; and higher other income, net, which was primarily attributable to unrealized investment gains associated with certain marketable equity securities that we held for employee benefit plans, and for which an equal and offsetting amount was recorded to our operating expenses during the same period. These decreases in non-operating expenses, net were partially offset by higher expenses for noncontrolling interests in income.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Provision for income taxes	$1,274	105%	103%	$623
Effective tax rate	10.9%			6.8%

Provision for income taxes increased in fiscal 2024 relative to fiscal 2023 primarily due to the absence of unrecognized tax benefits due to settlements with tax authorities, an unfavorable jurisdictional mix of earnings, and higher income before provision for income taxes, partially offset by a combination of an increase in tax benefits related to stock-based compensation, the realization of a one-time tax attribute and the revaluation of net deferred tax assets due to a change in tax rate.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2024	Change	2023
Working capital	$(8,990)	331%	$(2,086)
Cash, cash equivalents and marketable securities	$10,661	5%	$10,187

Working capital: The decrease in working capital as of May 31, 2024 in comparison to May 31, 2023 was primarily due to $10.0 billion of long-term senior notes that were reclassified to current liabilities, cash used to pay dividends to our stockholders, cash used for capital expenditures, cash used for purchases of non-marketable investments, net cash used for our employee stock programs and cash used for repurchases of our common stock during fiscal 2024. These unfavorable impacts were partially offset by favorable impacts to our net current assets resulting from net income during fiscal 2024. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: The increase in cash, cash equivalents and marketable securities as of May 31, 2024 in comparison to May 31, 2023 was primarily due to cash inflows from our operations during fiscal 2024. This increase was partially offset by cash used for capital expenditures, $3.5 billion of repayment of senior notes during fiscal 2024, payments of cash dividends to our stockholders, purchases of non-marketable investments, net cash used for our employee stock programs and repurchases of our common stock. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Year Ended May 31,
(Dollars in millions)	2024	Change	2023
Net cash provided by operating activities	$18,673	9%	$17,165
Net cash used for investing activities	$(7,360)	-80%	$(36,484)
Net cash (used for) provided by financing activities	$(10,554)	*	$7,910

*	Not meaningful

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their license support and cloud services agreements. Customers for these license support and cloud services agreements are generally billed in advance of services being provided. Over the course of a fiscal year, we also generate cash from the sales of new licenses, hardware offerings and other services. Our primary uses of cash from operating activities are typically for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes, interest payments and leased facilities.

Net cash provided by operating activities increased in fiscal 2024 relative to fiscal 2023 primarily due to higher net income, partially offset by certain cash unfavorable working capital changes, net.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our acquisitions, purchases, maturities and sales of our investments in marketable securities and other instruments and investments in capital assets primarily to support the growth in our cloud and license business.

Net cash used for investing activities decreased in fiscal 2024 relative to fiscal 2023 primarily due to the decrease in cash used for acquisitions, net of cash acquired and lower capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities was $10.6 billion during fiscal 2024 compared to the net cash provided by financing activities of $7.9 billion in fiscal 2023. The increase in net cash used for financing activities was primarily due to the absence of the cash proceeds from borrowings pursuant to the issuance of senior notes and Term Loan Credit Agreement, higher repayments of commercial paper notes, net of issuances, higher net cash used for our employee stock programs and higher dividend payments, partially offset by lower maturities of senior notes and lower stock repurchases, in each case in fiscal 2024 relative to fiscal 2023. During fiscal 2023 we borrowed $15.7 billion pursuant to the Bridge Credit Agreement, which was fully repaid within fiscal 2023.

Free cash flow: To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing 4-quarter basis to analyze cash flows generated from our operations. We believe that free cash flow is also useful as one of the bases for comparing our performance with that of our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flow as follows:

	Year Ended May 31,
(Dollars in millions)	2024	Change	2023
Net cash provided by operating activities	$18,673	9%	$17,165
Capital expenditures	(6,866)	-21%	(8,695)
Free cash flow	$11,807	39%	$8,470
Net income	$10,467		$8,503
Net cash provided by operating activities as a percent of net income	178%		202%
Free cash flow as percent of net income	113%		100%

Recent Financing Activities:

Term Loan Credit Agreements: On June 10, 2024, we terminated our existing term loan credit agreement that we entered into in fiscal 2023 and repaid the principal amount outstanding together with interest accrued up to the date of repayment. Simultaneously, we borrowed up to the maximum commitment amount of $5.6 billion pursuant to a term loan credit agreement (Term Loan Credit Agreement) executed on the same date. Any remaining unpaid principal balance under the Term Loan Credit Agreement will become fully due and payable on August 16, 2027, unless the termination date of Term Loan Credit Agreement is extended. Refer to Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional details about our borrowings.

Cash Dividends: In fiscal 2024, we declared and paid cash dividends of $1.60 per share that totaled $4.4 billion. In June 2024, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock payable on July 25, 2024 to stockholders of record as of the close of business on July 11, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Repurchase Program: Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of May 31, 2024, approximately $7.0 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 10.6 million shares for $1.2 billion, 17.0 million shares for $1.3 billion, and 185.8 million shares for $16.2 billion in fiscal 2024, 2023 and 2022, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 trading plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations: Our largest contractual obligations as of May 31, 2024 consisted of:

•
principal payments related to our senior notes and other borrowings that were included in our consolidated balance sheet and the related periodic interest payments;
•
routine tax payments including those that are payable pursuant to the transition tax under the U.S. Tax Cuts and Jobs Act of 2017 that were included in our consolidated balance sheet;
•
operating lease liabilities that were included in our consolidated balance sheet;
•
operating lease commitments that have not yet commenced and were not included in our consolidated balance sheet; and
•
other contractual commitments associated with agreements that are enforceable and legally binding.

In addition, as of May 31, 2024, we had $11.0 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, the nature of which is uncertain with respect to settlement or release with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2025. We are involved in claims and legal proceedings, which are inherently uncertain with respect to outcomes, estimates and assumptions that we make as of each reporting period, are inherently unpredictable, and many aspects are out of our control. Notes 7, 10, 13 and 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report include additional information regarding our most material contractual obligations and contingencies.

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

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2021 has been an annualized rate of 2.1% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options as of May 31, 2024, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has substantially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of May 31, 2024, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 6.9%.

During fiscal 2024, the Compensation Committee reviewed and approved the annual organization-wide stock-based award grants to selected employees; all stock-based award grants to senior officers; and any individual grant of RSUs with a value of $5 million or greater. Each member of a separate executive officer committee, referred to as the Plan Committee, was allocated a fiscal 2024 equity budget that could be used throughout the fiscal year to grant equity subject to certain limitations established by the Compensation Committee.

Stock-based awards activity from June 1, 2021 through May 31, 2024 is summarized as follows (shares in millions):

Stock-based awards outstanding as of May 31, 2021	217
Stock-based awards granted and assumed	195
Stock-based awards vested and issued and, if applicable, exercised	(195)
Forfeitures, cancellations and other, net	(28)
Stock-based awards outstanding as of May 31, 2024	189
Annualized stock-based awards granted and assumed, net of forfeitures and cancellations	56
Annualized stock repurchases	(71)
Shares outstanding as of May 31, 2024	2,755
Basic weighted-average shares outstanding from June 1, 2021 through May 31, 2024	2,713
Stock-based awards outstanding as a percent of shares outstanding as of May 31, 2024	6.9%
Total in the money stock-based awards outstanding (based on the closing price of our common stock on the last trading day of fiscal 2024) as a percent of shares outstanding as of May 31, 2024	6.9%
Annualized stock-based awards granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2021 through May 31, 2024	2.1%
Annualized stock-based awards granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2021 through May 31, 2024	-0.6%

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk

Non-Marketable Equity and Convertible Debt Investments

Our non-marketable equity and convertible debt investments totaled $2.0 billion and $1.6 billion as of May 31, 2024 and 2023, respectively. Our non-marketable equity investments in privately owned companies not accounted for under the equity method are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or for impairment. Our non-marketable equity investments accounted for under the equity method, and convertible debt investments in privately owned companies, primarily in a related party entity, generally do not fluctuate based on market price changes. However, these investments could be impaired if the carrying value exceeds the fair value and is not expected to recover. The timing and amounts of changes in fair values of our non-marketable equity investments depend on factors beyond our control, including the perceived and actual performance of the companies in which we invest. For additional disclosure regarding the impact to our quarterly results of operations from investment volatility, please refer to Item 1A Risk Factors included elsewhere in this Annual Report. For additional details on our non-marketable investments, see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Foreign Currency Transaction Risk

We transact business in various foreign currencies. Our foreign currency exposures primarily arise from various intercompany transactions. Our principal currency exposures include the Australian Dollar, Brazilian Real, Euro, Indian Rupee, Japanese Yen and Saudi Riyal. We have established a program that primarily utilizes foreign currency forward contracts to partially offset the risks that arise from the aforementioned transactions. Under this program, our strategy is to enter into foreign currency forward contracts for major currencies in which we have an exposure so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts which mitigate the risks and volatility associated with our foreign currency transactions. We may suspend this program from time to time. Our foreign currency forward contracts are generally short-term in duration and we do not use them for trading purposes.

Realized gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts, including costs incurred to enter into these foreign currency forward contracts, are included in non-operating expenses or income, net in our consolidated financial statements. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. Furthermore, as a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, in which the amounts and timing are unknown. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional details about our foreign currency forward contracts.

Sensitivity Analysis

The following table sets forth the hypothetical potential losses that we consider to be the most material to the reported fair values and/or future earnings of our foreign currency influenced holdings, prior to any income tax effects, resulting from hypothetical changes in relevant market rates as of or for the reporting periods below:

			Year Ended May 31,
(in millions)	Hypothetical Change	Impact	2024	2023
Foreign currency risk:
Total revenues	10% decrease in foreign exchange rates	Earnings	$(2,259)	$(2,037)
Cash, cash equivalents and trade receivables, net	10% decrease in foreign exchange rates	Fair values	$(1,592)	$(1,407)

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

Based on our management’s evaluation (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this report, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures were effective as of May 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive and Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2024 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2024. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders (2024 Proxy Statement).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2024 Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oracle Corporation (the Company) as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended May 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 20, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Tax – Uncertain tax positions
Description of the matter

As discussed in Note 13 of the consolidated financial statements, the Company recognizes uncertain tax positions and measures unrecognized tax benefits related to various domestic and foreign matters. The Company uses significant judgment in the accounting for uncertain tax positions related to certain revenue sharing and cost reimbursement arrangements, including the interpretation and application of tax laws and legal rulings in various jurisdictions.

Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of uncertain tax positions related to certain revenue sharing and cost reimbursement arrangements was complex, involved significant judgment, and was based on interpretations and application of tax laws and legal rulings.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over management’s process for interpretation and application of tax laws and legal rulings, as well as development of the assumptions and estimates used in the measurement of these positions.

To test management’s assessment of these uncertain tax positions, we performed audit procedures that included, among others, evaluating management’s assumptions and analysis which detailed the basis and technical merits of the uncertain tax positions. We involved our tax subject matter professionals in assessing the technical merits of these positions and used our knowledge of relevant tax laws and experience with related taxing authorities. In addition, we also evaluated the Company’s disclosures in relation to these matters included in Note 13 of the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Jose, California

June 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oracle Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended May 31, 2024, and the related notes and our report dated June 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

June 20, 2024

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2024 and 2023

	May 31,
(in millions, except per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$10,454	$9,765
Marketable securities	207	422
Trade receivables, net of allowances for credit losses of $485 and $428 as of May 31, 2024 and May 31, 2023, respectively	7,874	6,915
Prepaid expenses and other current assets	4,019	3,902
Total current assets	22,554	21,004
Non-current assets:
Property, plant and equipment, net	21,536	17,069
Intangible assets, net	6,890	9,837
Goodwill, net	62,230	62,261
Deferred tax assets	12,273	12,226
Other non-current assets	15,493	11,987
Total non-current assets	118,422	113,380
Total assets	$140,976	$134,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$10,605	$4,061
Accounts payable	2,357	1,204
Accrued compensation and related benefits	1,916	2,053
Deferred revenues	9,313	8,970
Other current liabilities	7,353	6,802
Total current liabilities	31,544	23,090
Non-current liabilities:
Notes payable and other borrowings, non-current	76,264	86,420
Income taxes payable	10,817	11,077
Deferred tax liabilities	3,692	5,772
Other non-current liabilities	9,420	6,469
Total non-current liabilities	100,193	109,738
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,755 shares and 2,713 shares as of May 31, 2024 and 2023, respectively	32,764	30,215
Accumulated deficit	(22,628)	(27,620)
Accumulated other comprehensive loss	(1,432)	(1,522)
Total Oracle Corporation stockholders’ equity	8,704	1,073
Noncontrolling interests	535	483
Total stockholders’ equity	9,239	1,556
Total liabilities and stockholders’ equity	$140,976	$134,384

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2024, 2023 and 2022

	Year Ended May 31,
(in millions, except per share data)	2024	2023	2022
Revenues:
Cloud services and license support	$39,383	$35,307	$30,174
Cloud license and on-premise license	5,081	5,779	5,878
Hardware	3,066	3,274	3,183
Services	5,431	5,594	3,205
Total revenues	52,961	49,954	42,440
Operating expenses:
Cloud services and license support(1)	9,427	7,763	5,213
Hardware(1)	891	1,040	972
Services(1)	4,825	4,761	2,692
Sales and marketing(1)	8,274	8,833	8,047
Research and development	8,915	8,623	7,219
General and administrative	1,548	1,579	1,317
Amortization of intangible assets	3,010	3,582	1,150
Acquisition related and other	314	190	4,713
Restructuring	404	490	191
Total operating expenses	37,608	36,861	31,514
Operating income	15,353	13,093	10,926
Interest expense	(3,514)	(3,505)	(2,755)
Non-operating expenses, net	(98)	(462)	(522)
Income before income taxes	11,741	9,126	7,649
Provision for income taxes	1,274	623	932
Net income	$10,467	$8,503	$6,717
Earnings per share:
Basic	$3.82	$3.15	$2.49
Diluted	$3.71	$3.07	$2.41
Weighted average common shares outstanding:
Basic	2,744	2,696	2,700
Diluted	2,823	2,766	2,786

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2024, 2023 and 2022

	Year Ended May 31,
(in millions)	2024	2023	2022
Net income	$10,467	$8,503	$6,717
Other comprehensive income (loss), net of tax:
Net foreign currency translation losses	(17)	(204)	(707)
Net unrealized gains on defined benefit plans	31	271	190
Net unrealized gains on cash flow hedges	77	102	—
Other, net	(1)	1	—
Total other comprehensive income (loss), net	90	170	(517)
Comprehensive income	$10,557	$8,673	$6,200

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended May 31, 2024, 2023 and 2022

	Common Stock and Additional Paid in Capital			Accumulated Other	Total Oracle Corporation		Total
(in millions, except per share data)	Number of Shares	Amount	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)	Noncontrolling Interests	Stockholders’ Equity (Deficit)
Balances as of May 31, 2021	2,814	$26,533	$(20,120)	$(1,175)	$5,238	$714	$5,952
Common stock issued under stock-based compensation plans	48	318	—	—	318	—	318
Common stock issued under stock purchase plans	2	164	—	—	164	—	164
Stock-based compensation	—	2,613	—	—	2,613	—	2,613
Repurchases of common stock	(186)	(1,723)	(14,477)	—	(16,200)	—	(16,200)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(13)	(1,093)	—	—	(1,093)	—	(1,093)
Cash dividends declared ($1.28 per share)	—	—	(3,457)	—	(3,457)	—	(3,457)
Other, net	—	(4)	1	—	(3)	(396)	(399)
Other comprehensive loss, net	—	—	—	(517)	(517)	(50)	(567)
Net income	—	—	6,717	—	6,717	184	6,901
Balances as of May 31, 2022	2,665	26,808	(31,336)	(1,692)	(6,220)	452	(5,768)
Common stock issued under stock-based compensation plans	79	1,019	—	—	1,019	—	1,019
Common stock issued under stock purchase plans	2	173	—	—	173	—	173
Assumption of stock-based compensation plan awards in connection with acquisitions	—	55	—	—	55	—	55
Stock-based compensation	—	3,547	—	—	3,547	—	3,547
Repurchases of common stock	(17)	(166)	(1,120)	—	(1,286)	—	(1,286)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(16)	(1,203)	—	—	(1,203)	—	(1,203)
Cash dividends declared ($1.36 per share)	—	—	(3,668)	—	(3,668)	—	(3,668)
Other, net	—	(18)	1	—	(17)	(98)	(115)
Other comprehensive income (loss), net	—	—	—	170	170	(36)	134
Net income	—	—	8,503	—	8,503	165	8,668
Balances as of May 31, 2023	2,713	30,215	(27,620)	(1,522)	1,073	483	1,556
Common stock issued under stock-based compensation plans	68	545	—	—	545	—	545
Common stock issued under stock purchase plans	2	197	—	—	197	—	197
Stock-based compensation	—	3,974	—	—	3,974	—	3,974
Repurchases of common stock	(11)	(117)	(1,083)	—	(1,200)	—	(1,200)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(17)	(2,040)	—	—	(2,040)	—	(2,040)
Cash dividends declared ($1.60 per share)	—	—	(4,391)	—	(4,391)	—	(4,391)
Other, net	—	(10)	(1)	—	(11)	(99)	(110)
Other comprehensive income (loss), net	—	—	—	90	90	(35)	55
Net income	—	—	10,467	—	10,467	186	10,653
Balances as of May 31, 2024	2,755	$32,764	$(22,628)	$(1,432)	$8,704	$535	$9,239

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2024, 2023 and 2022

	Year Ended May 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$10,467	$8,503	$6,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,129	2,526	1,972
Amortization of intangible assets	3,010	3,582	1,150
Deferred income taxes	(2,139)	(2,167)	(1,146)
Stock-based compensation	3,974	3,547	2,613
Other, net	720	661	220
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables, net	(965)	(151)	(874)
Decrease in prepaid expenses and other assets	542	317	11
Decrease in accounts payable and other liabilities	(594)	(281)	(733)
Decrease in income taxes payable	(127)	(153)	(398)
Increase in deferred revenues	656	781	7
Net cash provided by operating activities	18,673	17,165	9,539
Cash flows from investing activities:
Purchases of marketable securities and other investments	(1,003)	(1,181)	(10,272)
Proceeds from sales and maturities of marketable securities and other investments	572	1,113	26,151
Acquisitions, net of cash acquired	(63)	(27,721)	(148)
Capital expenditures	(6,866)	(8,695)	(4,511)
Net cash (used for) provided by investing activities	(7,360)	(36,484)	11,220
Cash flows from financing activities:
Payments for repurchases of common stock	(1,202)	(1,300)	(16,248)
Proceeds from issuances of common stock	742	1,192	482
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(2,040)	(1,203)	(1,093)
Payments of dividends to stockholders	(4,391)	(3,668)	(3,457)
(Repayments of) proceeds from issuances of commercial paper, net	(167)	500	—
Proceeds from issuances of senior notes and other borrowings, net of issuance costs	—	33,494	—
Repayments of senior notes and other borrowings	(3,500)	(21,050)	(8,250)
Other, net	4	(55)	(560)
Net cash (used for) provided by financing activities	(10,554)	7,910	(29,126)
Effect of exchange rate changes on cash and cash equivalents	(70)	(209)	(348)
Net increase (decrease) in cash and cash equivalents	689	(11,618)	(8,715)
Cash and cash equivalents at beginning of period	9,765	21,383	30,098
Cash and cash equivalents at end of period	$10,454	$9,765	$21,383
Non-cash investing activities:
Unpaid capital expenditures	$1,637	$588	$731
Supplemental schedule of cash flow data:
Cash paid for income taxes	$3,560	$3,009	$2,567
Cash paid for interest	$3,655	$3,250	$2,735

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

1.
ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation provides products and services that substantially address all aspects of enterprise information technology (IT) needs, including applications and infrastructure technologies. We deliver our products and services to customers worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise, cloud-based and hybrid deployments (an approach that combines both on-premise and cloud based deployments). Oracle Cloud Software-as-a-Service and Oracle Cloud Infrastructure (SaaS and OCI, respectively, and collectively, Oracle Cloud Services) offerings provide comprehensive and integrated applications and infrastructure services enabling our customers to choose the best option that meets their specific business needs. Customers may also elect to purchase Oracle software licenses and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software licenses may elect to purchase license support contracts, which provide our customers with rights to unspecified license upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings that are designed to improve customer utilization of their investments in Oracle applications and infrastructure technologies.

Oracle Corporation conducts business globally and was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have not been presented separately and instead are included as a component of non-operating expenses, net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated. The comparability of our consolidated financial statements as of and for the year ended May 31, 2022 was impacted by $4.7 billion of certain litigation related charges during fiscal 2022.

During the first quarter of fiscal 2024, we finalized our adoption of Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendments to the initial guidance, which had no material impact to our consolidated financial statements or notes thereto for the year ended May 31, 2024.

Use of Estimates

Our consolidated financial statements are prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), and we consider various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

During the first quarter of fiscal 2023, we completed an assessment of the useful lives of our servers and increased the estimate of the useful lives from four years to five years effective at the beginning of fiscal 2023. Based on the carrying value of our servers as of May 31, 2022, this change in accounting estimate decreased our total operating expenses by $434 million during fiscal 2023.

Revenue Recognition

Our sources of revenues include:

•
cloud and license revenues, which include: cloud services revenues; cloud license and on-premise license revenues; and license support revenues, which typically represent perpetual software licenses purchased by customers for use in both cloud and on-premise IT environments;
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

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable, which is included within accounts receivable on our consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our consolidated balance sheets when revenues are to be recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for cloud license and on-premise licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for license support and hardware support contracts are generally invoiced annually in advance. Cloud SaaS and cloud infrastructure contracts are generally invoiced annually, quarterly or monthly in advance. Services are generally invoiced in advance or as the services are performed. Most contracts that contain a financing component are contracts financed through our Oracle financing division. The transaction price for a contract that is financed through our Oracle financing division is adjusted to reflect the time value of money and interest revenue is recorded as a component of non-operating expenses, net within our consolidated statements of operations based on market rates in the country in which the transaction is being financed.

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

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our consolidated balance sheets as of May 31, 2024 and 2023. The amount of revenues recognized during the year ended May 31, 2024 and 2023 that were included in the opening deferred revenues balance as of May 31, 2023 and 2022, respectively, was approximately $9.0 billion and $8.3 billion. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial during each year ended May 31, 2024, 2023 and 2022.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors. In each fiscal year, the amounts and volumes of contracting activity and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. These seasonal impacts influence how our remaining performance obligations change over time and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that we report at a point in time. As of May 31, 2024, our remaining performance obligations were $97.9 billion, of which we expect to recognize approximately 39% as revenues over the next twelve months, 36% over the subsequent month 13 to month 36, 19% over the subsequent month 37 to month 60 and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During fiscal 2024, 2023 and 2022, $1.4 billion, $2.0 billion and $1.8 billion, respectively, of our financing receivables were sold to financial institutions.

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

Marketable and Non-Marketable Investments

In accordance with ASC 320, Investments—Debt Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt securities investments as available-for-sale. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for any unrealized losses determined to be related to credit losses, which we record within non-operating expenses, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. All of our marketable debt securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

Investments in equity securities, other than any equity method investments, are generally recorded at their fair values, if the fair values are readily determinable. Non-marketable equity securities for which the fair values are not readily determinable and where we do not have control of, nor significant influence in, the investee are recorded at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer with any gains or losses recorded as a component of non-operating expenses, net as of and for each reporting period. For equity investments through which we have significant influence in, but not control of, the investee, we account for such investments pursuant to the equity method of accounting whereby we record our proportionate share of the investee’s earnings or losses; amortization of differences between our investment basis and underlying equity in net assets of the investee, excluding component representing goodwill; and impairment, if any, as a component of non-operating expenses, net for each reporting period.

Our investments in non-marketable debt instruments are recorded at cost plus accrued interest, adjusted for any provision for expected credit losses.

Our investments in marketable debt and equity securities totaled $207 million and $422 million as of May 31, 2024 and 2023, respectively, and are included in current assets in the accompanying consolidated balance sheets.

Our non-marketable debt investments and equity securities and related instruments totaled $2.0 billion and $1.6 billion as of May 31, 2024 and 2023, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets and are subject to periodic impairment reviews. The majority of the non-marketable investments held as of these dates were with Ampere Computing Holdings LLC (Ampere), a related party entity in which we had an ownership interest of approximately 29% as of May 31, 2024 and 2023. We follow the equity method of accounting for our investment in Ampere and our share of loss under the equity method of accounting is recorded in the non-operating expenses, net line item in our consolidated statements of operations. We also have convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the fiscal year ended May 31, 2024, we invested an aggregate of $600 million in convertible debt instruments issued by Ampere. The total carrying value of our investments in Ampere after accounting for losses under the equity method of accounting was $1.5 billion and $1.2 billion as of May 31, 2024 and 2023, respectively. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $400 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations. Ampere has historically generated net losses.

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

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives, trade receivables and non-marketable investments. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair values of these contracts fluctuate from contractually established thresholds. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2024, 2023 or 2022. Refer to “Marketable and Non-Marketable Investments” above for additional information on our non-marketable investments.

We outsource the manufacturing, assembly and delivery of the substantial majority of our hardware products that we sell to our customers as well as use internally to deliver our cloud services to a variety of companies, many of which are located outside the U.S. Further, we have simplified our supply chain processes by reducing the number of third-party manufacturing partners and the number of locations where these third-party manufacturers build our hardware products. Any inability of these third-party manufacturing partners to deliver the contracted services for our hardware products could adversely impact future operating results of our cloud and license and hardware businesses.

Inventories

Inventories are stated at the lower of cost or net realizable value. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons. Inventories in excess of future demand are written down and charged to hardware expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $334 million and $298 million as of May 31, 2024 and 2023, respectively.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $821 million and $798 million as of May 31, 2024 and 2023, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable at an appropriate asset or asset group level. We did not recognize any significant property impairment charges in fiscal 2024, 2023 or 2022.

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

The carrying amounts of our goodwill and intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors considered for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. To determine the fair value of each reporting unit we utilize estimates, judgments and assumptions including estimated future cash flows the reporting unit is expected to generate on a discounted basis; the discount rate used as a part of the discounted cash flow analysis; future economic and market conditions; and market comparables of peer companies, among others. If, as per the quantitative test, the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Our most recent goodwill impairment analysis was performed on March 1, 2024 and did not result in a goodwill impairment charge. We did not recognize impairment charges in fiscal 2023 or 2022.

Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows that are expected to be generated by the lowest level associated asset grouping. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2024, 2023 or 2022.

Derivative Financial Instruments

During fiscal 2024, 2023 and 2022, we used derivative financial instruments to manage foreign currency and interest rate risks. We do not use derivative financial instruments for trading purposes. We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of each reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as certain types of hedges).

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

Leases

We apply the provisions of ASC 842, Leases (ASC 842), in accounting for our leases. Accordingly, we determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-Use (ROU) assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components as a single lease component. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year. Abandoned operating leases are accounted for as ROU asset impairment charges pursuant to ASC 842.

ROU assets related to our operating leases are included in other non-current assets, short-term operating lease liabilities are included in other current liabilities, and long-term operating lease liabilities are included in other non-current liabilities in our consolidated balance sheets. Cash flow movements related to our lease activities are included in prepaid expenses and other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our consolidated statements of cash flows for the years ended May 31, 2024 and 2023. Note 10 below provides additional information regarding our leases.

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

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the U.S. are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the U.S. are translated into U.S. Dollars using exchange rates at the balance sheet dates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of AOCL in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating expenses, net in the accompanying consolidated statements of operations were $228 million, $249 million and $199 million in fiscal 2024, 2023 and 2022, respectively.

Stock-Based Compensation

We account for share-based payments to employees, including grants of service-based restricted stock unit (RSU) awards, service-based employee stock options, performance-based stock options (PSOs), and purchases under employee stock purchase plans in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. We account for forfeitures of stock-based awards as they occur.

For our service-based stock awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

For our PSOs, we recognize stock-based compensation expense on a straight-line basis for tranches that are probable of achievement over the longer of the (a) estimated implicit service period for performance-metric achievement or (b) derived service period for market-based metric achievement applicable for each tranche. During our interim and annual reporting periods, stock-based compensation expense is recorded based on expected attainment of performance targets. Changes in our estimates of the expected attainment of performance targets that result in a change in the number of shares that are expected to vest, or changes in our estimates of implicit service periods, may cause the amount of stock-based compensation expense that we record for each interim reporting period to vary. Any changes in estimates that impact our expectation of the number of shares that are expected to vest are reflected in the amount of stock-based compensation expense that we recognize for each PSO tranche on a cumulative catch up basis during each interim reporting period in which such estimates are altered. Changes in estimates of the implicit service periods are recognized prospectively.

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

Research and Development Costs and Software Development Costs

Research and development costs are generally expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2024, 2023 and 2022.

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

	Year Ended May 31,
(in millions)	2024	2023	2022
Transitional and other employee related costs	$19	$77	$10
Business combination adjustments, net	(12)	10	9
Other, net	307	103	4,694
Total acquisition related and other expenses	$314	$190	$4,713

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

	Year Ended May 31,
(in millions)	2024	2023	2022
Interest income	$451	$285	$94
Foreign currency losses, net	(228)	(249)	(199)
Noncontrolling interests in income	(186)	(165)	(184)
Losses from equity investments, net	(303)	(327)	(147)
Other income (expenses), net	168	(6)	(86)
Total non-operating expenses, net	$(98)	$(462)	$(522)

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

Recent Accounting Pronouncements

Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. ASU 2023-07 is effective for us for our annual reporting for fiscal 2025 and for interim period reporting beginning in fiscal 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2023-07 on our consolidated financial statements.

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

The total purchase price for Cerner was $28.2 billion, which consisted of $28.2 billion in cash and $55 million for the fair values of restricted stock-based awards and stock options assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $18.6 billion of goodwill, $12.0 billion of identifiable intangible assets and $2.4 billion of net tangible liabilities. Goodwill recognized as a part of our acquisition of Cerner was not deductible for income tax purposes.

Other Fiscal 2024, 2023 and 2022 Acquisitions

During fiscal 2024, 2023 and 2022, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate to our consolidated financial statements.

3.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities with original maturities at the time of purchase greater than 90 days.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2024 and 2023. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2024, 2023 and 2022. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2024	2023
Money market funds	$2,620	$1,694
Time deposits and other	310	468
Total investments	$2,930	$2,162
Investments classified as cash equivalents	$2,723	$1,740
Investments classified as marketable securities	$207	$422

As of May 31, 2024 and 2023, all of our marketable debt securities investments mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of May 31, 2024 and 2023 and our consolidated statements of cash flows for the years ended May 31, 2024, 2023 and 2022 was immaterial.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2024			May 31, 2023
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,620	$—	$2,620	$1,694	$—	$1,694
Time deposits and other	48	262	310	180	288	468
Derivative financial instruments	—	179	179	—	102	102
Total assets	$2,668	$441	$3,109	$1,874	$390	$2,264
Liabilities:
Derivative financial instruments	$—	$96	$96	$—	$126	$126

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

Based on the trading prices of the $86.5 billion and $89.9 billion of senior notes and other long-term borrowings and the related fair value hedges (refer to Note 7 for additional information) that we had outstanding as of May 31, 2024 and 2023, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges using Level 2 inputs at May 31, 2024 and 2023 were $77.2 billion and $79.9 billion, respectively.

5.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Life	2024	2023
Computer, network, machinery and equipment	1-5 years	$20,989	$17,258
Buildings and improvements	1-40 years	6,493	5,880
Furniture, fixtures and other	5-15 years	463	447
Land	—	1,239	1,243
Construction in progress(1)	—	5,634	3,846
Total property, plant and equipment	1-40 years	34,818	28,674
Accumulated depreciation		(13,282)	(11,605)
Total property, plant and equipment, net		$21,536	$17,069

(1)
Amounts primarily consist of computer equipment to be built and deployed at our data centers.

6.
INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2024 and the net book value of intangible assets as of May 31, 2024 and 2023 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted Average
(Dollars in millions)	May 31, 2023	Additions	Retirements	May 31, 2024	May 31, 2023	Expense	Retirements	May 31, 2024	May 31, 2023	May 31, 2024	Useful Life(1)
Developed technology	$4,300	$59	$(124)	$4,235	$(2,407)	$(676)	$124	$(2,959)	$1,893	$1,276	3
Cloud services and license support agreements and related relationships	9,456	—	(996)	8,460	(5,579)	(1,026)	996	(5,609)	3,877	2,851	N.A.
Cloud license and on-premise license agreements and related relationships	2,688	—	(125)	2,563	(697)	(467)	125	(1,039)	1,991	1,524	N.A.
Other	3,582	4	(53)	3,533	(1,506)	(841)	53	(2,294)	2,076	1,239	N.A.
Total intangible assets, net	$20,026	$63	$(1,298)	$18,791	$(10,189)	$(3,010)	$1,298	$(11,901)	$9,837	$6,890

(1)
Represents weighted-average useful lives (in years) of intangible assets acquired during fiscal 2024.

As of May 31, 2024, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2025	$2,303
Fiscal 2026	1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Thereafter	1,080
Total intangible assets, net	$6,890

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for fiscal 2024 and 2023 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2022	$39,938	$2,367	$1,506	$43,811
Goodwill from acquisitions	17,203	365	1,050	18,618
Goodwill adjustments, net(1)	(81)	—	(87)	(168)
Balances as of May 31, 2023	57,060	2,732	2,469	62,261
Goodwill adjustments, net(1)	12	—	(43)	(31)
Balances as of May 31, 2024	$57,072	$2,732	$2,426	$62,230

(1)
Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations and certain other adjustments.

7.
NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31,
		2024		2023
(Amounts in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate senior notes:
$1,000, 3.625%, due July 2023	July 2013	$—	N.A.	$1,000	3.73%
$2,500, 2.40%, due September 2023	July 2016	—	N.A.	2,500	2.44%
$2,000, 3.40%, due July 2024	July 2014	2,000	3.43%	2,000	3.43%
$2,000, 2.95%, due November 2024	November 2017	2,000	3.01%	2,000	3.01%
$3,500, 2.50%, due April 2025	April 2020	3,500	2.54%	3,500	2.54%
$2,500, 2.95%, due May 2025	May 2015	2,500	3.05%	2,500	3.05%
€750, 3.125%, due July 2025(1)(2)	July 2013	808	3.17%	800	3.17%
$1,000, 5.80%, due November 2025	November 2022	1,000	5.93%	1,000	5.93%
$2,750, 1.65%, due March 2026	March 2021	2,750	1.67%	2,750	1.67%
$3,000, 2.65%, due July 2026	July 2016	3,000	2.73%	3,000	2.73%
$2,250, 2.80%, due April 2027	April 2020	2,250	2.87%	2,250	2.87%
$2,750, 3.25%, due November 2027	November 2017	2,750	3.29%	2,750	3.29%
$2,000, 2.30%, due March 2028	March 2021	2,000	2.36%	2,000	2.36%
$750, 4.50%, due May 2028	February 2023	750	4.60%	750	4.60%
$1,250, 6.15%, due November 2029	November 2022	1,250	6.21%	1,250	6.21%
$3,250, 2.95%, due April 2030	April 2020	3,250	3.00%	3,250	3.00%
$750, 4.65%, due May 2030	February 2023	750	4.75%	750	4.75%
$500, 3.25%, due May 2030	May 2015	500	3.35%	500	3.35%
$3,250, 2.875%, due March 2031	March 2021	3,250	2.92%	3,250	2.92%
$2,250, 6.25%, due November 2032	November 2022	2,250	6.32%	2,250	6.32%
$1,500, 4.90%, due February 2033	February 2023	1,500	4.95%	1,500	4.95%
$1,750, 4.30%, due July 2034	July 2014	1,750	4.30%	1,750	4.30%
$1,250, 3.90%, due May 2035	May 2015	1,250	4.00%	1,250	4.00%
$1,250, 3.85%, due July 2036	July 2016	1,250	3.89%	1,250	3.89%
$1,750, 3.80%, due November 2037	November 2017	1,750	3.86%	1,750	3.86%
$1,250, 6.50%, due April 2038	April 2008	1,250	6.51%	1,250	6.51%
$1,250, 6.125%, due July 2039	July 2009	1,250	6.17%	1,250	6.17%
$3,000, 3.60%, due April 2040	April 2020	3,000	3.64%	3,000	3.64%
$2,250, 5.375%, due July 2040	July 2010	2,250	5.45%	2,250	5.45%
$2,250, 3.65%, due March 2041	March 2021	2,250	3.72%	2,250	3.72%
$1,000, 4.50%, due July 2044	July 2014	1,000	4.50%	1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	2,000	4.20%	2,000	4.20%
$3,000, 4.00%, due July 2046	July 2016	3,000	4.03%	3,000	4.03%
$2,250, 4.00%, due November 2047	November 2017	2,250	4.05%	2,250	4.05%
$4,500, 3.60%, due April 2050	April 2020	4,500	3.64%	4,500	3.64%
$3,250, 3.95%, due March 2051	March 2021	3,250	3.98%	3,250	3.98%
$2,500, 6.90%, due November 2052	November 2022	2,500	6.94%	2,500	6.94%
$2,250, 5.55%, due February 2053	February 2023	2,250	5.62%	2,250	5.62%
$1,250, 4.375%, due May 2055	May 2015	1,250	4.44%	1,250	4.44%
$3,500, 3.85%, due April 2060	April 2020	3,500	3.89%	3,500	3.89%
$1,500, 4.10%, due March 2061	March 2021	1,500	4.13%	1,500	4.13%
Term loan credit agreement and other borrowings:
$790, SOFR plus 1.70%, due August 2025(3)	August 2022	790	6.99%	790	5.68%
$170, SOFR plus 1.70%, due August 2025	November 2022	170	6.98%	170	6.16%
$3,570, SOFR plus 1.70%, due August 2027(3)	August 2022	3,570	6.99%	3,570	5.68%
$1,100, SOFR plus 1.70%, due August 2027	November 2022	1,100	6.98%	1,100	6.16%
Commercial paper notes		401	5.43%	563	4.89%
Other borrowings due August 2025	November 2016	113	3.53%	113	3.53%
Total senior notes and other borrowings		$87,202		$90,856
Unamortized discount/issuance costs		(302)		(323)
Hedge accounting fair value adjustments(2)		(31)		(52)
Total notes payable and other borrowings		$86,869		$90,481
Notes payable and other borrowings, current		$10,605		$4,061
Notes payable and other borrowings, non-current		$76,264		$86,420

(1)
In July 2013, we issued €750 million of 3.125% senior notes due July 2025 (July 2025 Notes). Principal and unamortized discount/issuance costs for the July 2025 Notes in the table above were calculated using foreign currency exchange rates, as applicable, as of May 31, 2024 and May 31, 2023, respectively. The July 2025 Notes are registered and trade on the New York Stock Exchange.

(2)
In fiscal 2018 we entered into certain cross-currency interest rate swap agreements that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt of $871 million based on LIBOR. The effective interest rates as of May 31, 2024 and 2023 after consideration of the cross-currency interest rate swap agreements were 8.76% and 8.36%, respectively, for the July 2025 Notes. Refer to Note 1 for a description of our accounting for fair value hedges.
(3)
In fiscal 2023, we entered into certain interest rate swap agreements that have the economic effect of converting our floating-rate borrowings to fixed-rate borrowings with a fixed annual interest rate of 3.07%, plus a margin depending on the credit rating assigned to our long-term senior unsecured debt, as further discussed below. The effective interest rates after consideration of the interest rate swap agreements were 4.74% for each of fiscal 2024 and 2023. Refer to Note 1 for a description of our accounting for cash flow hedges.

Future principal payments (adjusted for the effects of the cross-currency interest rate swap agreements associated with the July 2025 Notes) for all of our borrowings at May 31, 2024 were as follows (in millions):

Fiscal 2025	$10,612
Fiscal 2026	5,016
Fiscal 2027	5,743
Fiscal 2028	10,145
Fiscal 2029	—
Thereafter	55,750
Total	$87,266

Senior Notes

Interest is payable semi-annually for the senior notes listed in the above table except for the Euro Notes for which interest is payable annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

The senior notes rank pari passu with all existing and future notes issued pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation, including the Revolving Credit Agreement and the Term Loan Credit Agreement each as defined and described further below. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes and Commercial Paper Notes (defined below), borrowings under the Term Loan Credit Agreement and any future borrowings pursuant to the Revolving Credit Agreement. We were in compliance with all debt-related covenants at May 31, 2024.

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

Revolving Credit Agreement

Our Revolving Credit Agreement provides for an unsecured $6.0 billion, five-year revolving credit facility (the Revolving Facility) to be used for our working capital purposes and for other general corporate purposes. Subject to certain conditions stated in the Revolving Credit Agreement, we may borrow, prepay and reborrow amounts under the Revolving Facility during the term of the Revolving Credit Agreement. All amounts borrowed under the Revolving Credit Agreement will become due on March 8, 2027, unless the commitments are terminated earlier either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Interest is based on either (a) a Term SOFR-based formula plus a margin of 87.5 basis points to 150.0 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis points to 50.0 basis points, depending on the same such credit rating, each as set forth in the Revolving Credit Agreement. As of May 31, 2024 and 2023, we did not have any outstanding borrowing under the Revolving Credit Agreement.

Term Loan Credit Agreements

During fiscal 2023, pursuant to a term loan credit agreement (Term Loan Credit Agreement) providing for an aggregate term loan commitment of $5.6 billion, we borrowed $4.7 billion under term loan 1 facility (Term Loan 1 Facility) and $960 million under term loan 2 facility (Term Loan 2 Facility and, together with the Term Loan 1 Facility, the Term Loan Facilities). We may request additional commitments under the Term Loan Credit Agreement up to a maximum of $6.0 billion (each, an Incremental Borrowing). The use of proceeds of any Incremental Borrowing will be specified at the time of such borrowing and may include working capital purposes and other general corporate purposes.

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

We were in compliance with all covenants under the Term Loan Credit Agreement as of May 31, 2024.

On June 10, 2024, we terminated our Term Loan Credit Agreement and repaid the principal amount outstanding together with interest accrued up to the date of repayment. Simultaneously, we borrowed up to the maximum commitment amount of $5.6 billion pursuant to a term loan credit agreement (Term Loan Credit Agreement 2) executed on the same date. The critical terms of the Term Loan Credit Agreement 2 are similar to the critical terms of the Term Loan Credit Agreement, except for terms related to the interest, the consolidation of two term loan facilities under Term Loan Credit Agreement into a single facility under Term Loan Credit Agreement 2 and the options to extend the Term Loan Credit Agreement 2. Interest is based on either (a) a Term SOFR-based formula plus a margin of 112.5 basis points to 162.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 12.5 basis points to 62.5 basis points, depending on the same such credit rating, each as set forth in the Term Loan Credit Agreement 2.

The Term Loan Credit Agreement 2 provides for repayment of borrowing as follows:

•
an amount equal to the amount borrowed reduced by any prepayments multiplied by 1.25% on September 30, 2024 and quarterly thereafter until June 30, 2026;
•
an amount equal to the amount borrowed reduced by any prepayments multiplied by 2.50% on September 30, 2026 and quarterly thereafter until June 30, 2027; and

•
any remaining unpaid principal balance under the Term Loan Credit Agreement 2 will become fully due and payable on August 16, 2027 (subject to any extension of the Term Loan Credit Agreement 2 termination date, as set out below), unless the outstanding loans are prepaid earlier at the request of Oracle or accelerated by the lenders if an event of default occurs.

The termination date of the Term Loan Credit Agreement 2 may be extended at our sole option by up to 2 years. The termination date of the Term Loan Credit Agreement 2 may also be further extended at each lender’s option by up to 2 years.

Commercial Paper Program and Commercial Paper Notes

Our existing $6.0 billion commercial paper program allows us to issue and sell unsecured short-term promissory notes (Commercial Paper Notes) pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas.

As of May 31, 2024 and 2023, there were $401 million and $563 million of outstanding Commercial Paper Notes, respectively. Commercial Paper Notes outstanding as of May 31, 2024 mature at various dates through August 2024. We use the net proceeds from the issuance of commercial paper for general corporate purposes.

8.
RESTRUCTURING ACTIVITIES

Fiscal 2024 Oracle Restructuring Plan

During fiscal 2024, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2024 Restructuring Plan). The total estimated restructuring costs associated with the 2024 Restructuring Plan are up to $635 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred through the end of the plan. We recorded $432 million of restructuring expenses in connection with the 2024 Restructuring Plan in fiscal 2024. Any changes to the estimates of executing the 2024 Restructuring Plan will be reflected in our future results of operations.

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

Summary of All Plans

Fiscal 2024 Activity

	Accrued	Year Ended May 31, 2024				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2023(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2024(2)	Accrued to Date	Program Costs
Fiscal 2024 Oracle Restructuring Plan(1)
Cloud and license	$—	$204	$(9)	$(108)	$—	$87	$195	$205
Hardware	—	9	—	(5)	—	4	9	17
Services	—	46	(1)	(33)	—	12	45	136
Other	—	188	(5)	(134)	—	49	183	277
Total Fiscal 2024 Oracle Restructuring Plan	$—	$447	$(15)	$(280)	$—	$152	$432	$635
Total other restructuring plans(6)	$199	$—	$(28)	$(89)	$2	$84
Total restructuring plans	$199	$447	$(43)	$(369)	$2	$236

Fiscal 2023 Activity

	Accrued	Year Ended May 31, 2023				Accrued
(in millions)	May 31, 2022	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2023(2)
Fiscal 2022 Oracle Restructuring Plan(1)
Cloud and license	$34	$288	$(6)	$(218)	$1	$99
Hardware	7	18	—	(18)	(1)	6
Services	9	28	—	(19)	(1)	17
Other	10	162	3	(141)	1	35
Total Fiscal 2022 Oracle Restructuring Plan	$60	$496	$(3)	$(396)	$—	$157
Total other restructuring plans(6)	$71	$1	$(4)	$(22)	$(4)	$42
Total restructuring plans	$131	$497	$(7)	$(418)	$(4)	$199

Fiscal 2022 Activity

	Accrued	Year Ended May 31, 2022				Accrued
(in millions)	May 31, 2021	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2022
Fiscal 2022 Oracle Restructuring Plan(1)
Cloud and license	$—	$90	$(2)	$(52)	$(2)	$34
Hardware	—	11	—	(4)	—	7
Services	—	16	—	(7)	—	9
Other	—	105	3	(29)	(69)	10
Total Fiscal 2022 Oracle Restructuring Plan	$—	$222	$1	$(92)	$(71)	$60
Total other restructuring plans(6)	$225	$—	$(32)	$(109)	$(13)	$71
Total restructuring plans	$225	$222	$(31)	$(201)	$(84)	$131

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of May 31, 2024 and 2023, substantially all restructuring liabilities have been recorded in other current liabilities within our consolidated balance sheets.
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
9.
DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2024	2023
Cloud services and license support	$8,203	$7,983
Hardware	546	535
Services	512	400
Cloud license and on-premise license	52	52
Deferred revenues, current	9,313	8,970
Deferred revenues, non-current (in other non-current liabilities)	1,233	968
Total deferred revenues	$10,546	$9,938

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

10.
LEASES, OTHER COMMITMENTS AND CERTAIN CONTINGENCIES

Leases

We have operating leases that primarily relate to certain of our data centers and facilities. As of May 31, 2024, our operating leases substantially have remaining terms of one year to fifteen years, some of which include options to extend and/or terminate the leases.

Operating lease expenses totaled $1.2 billion, net of sublease income of $9 million in fiscal 2024 and $873 million, net of sublease income of $11 million in fiscal 2023. At May 31, 2024, ROU assets, current lease liabilities and non-current lease liabilities for our operating leases were $7.3 billion, $1.3 billion and $6.3 billion, respectively. We recorded ROU assets of $4.2 billion in exchange for operating lease obligations during the year ended May 31, 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 billion and $894 million for the year ended May 31, 2024 and 2023, respectively. As of May 31, 2024, the weighted average remaining lease term for operating leases was approximately nine years and the weighted average discount rate used for calculating operating lease obligations was 5.1%. As of May 31, 2024, we have $22.9 billion of additional operating lease commitments, primarily for data centers, that are generally expected to commence between fiscal 2025 and fiscal 2027 and for terms of nine to fifteen years that were not reflected on our consolidated balance sheet as of May 31, 2024 or in the maturities table below.

Maturities of operating lease liabilities were as follows as of May 31, 2024 (in millions):

Fiscal 2025	$1,313
Fiscal 2026	1,236
Fiscal 2027	1,128
Fiscal 2028	1,027
Fiscal 2029	936
Thereafter	3,861
Total operating lease payments	9,501
Less: imputed interest	(1,956)
Total operating lease liability	$7,545

Subsequent to May 31, 2024, we entered into $9.3 billion of additional operating lease commitments for data centers that are generally expected to commence between fiscal 2025 and fiscal 2026 and for terms of fourteen to fifteen years.

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable and legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. Certain routine arrangements that are entered into in the ordinary course of business are not included in the amounts below, as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way or are for terms of less than one year.

As of May 31, 2024, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2025	$625
Fiscal 2026	315
Fiscal 2027	188
Fiscal 2028	113
Fiscal 2029	86
Thereafter	260
Total	$1,587

As described in Note 7 above, as of May 31, 2024 we have senior notes and other borrowings that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

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

11.
STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of May 31, 2024, approximately $7.0 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 10.6 million shares for $1.2 billion, 17.0 million shares for $1.3 billion, and 185.8 million shares for $16.2 billion in fiscal 2024, 2023 and 2022, respectively, under the stock repurchase program.

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

Dividends on Common Stock

During fiscal 2024, 2023 and 2022, our Board of Directors declared cash dividends of $1.60, $1.36 and $1.28 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2024, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock. The dividend is payable on July 25, 2024 to stockholders of record as of the close of business on July 11, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our AOCL, net of income taxes:

	May 31,
(in millions)	2024	2023
Foreign currency translation losses	$(1,703)	$(1,686)
Unrealized gains on marketable securities, net	—	1
Unrealized gains on defined benefit plans, net	92	61
Unrealized gains on cash flow hedges, net	179	102
Total accumulated other comprehensive loss	$(1,432)	$(1,522)

12.
EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

Stock Plans

In fiscal 2021, we adopted the 2020 Equity Incentive Plan to replace the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan) which provides for the issuance of long-term performance awards, including restricted stock-based awards, non-qualified stock options and incentive stock options, as well as stock purchase rights and stock appreciation rights, to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. In fiscal 2022 and 2024, our stockholders, upon the recommendation of our Board of Directors (the Board), approved the adoption of the Amended and Restated 2020 Equity Incentive Plan (as amended and restated, the 2020 Plan and, together with the 2000 Plan, the Plans), which increased the number of authorized shares of stock that may be issued under the 2020 Plan by 300 million shares and 350 million shares, respectively. Approximately 457 million shares of common stock were available for future awards under the 2020 Plan as of May 31, 2024. Under the 2020 Plan, for each share granted as a full value award in the form of a RSU or a performance-based restricted stock award, an equivalent of 2.5 shares is deducted from our pool of shares available for grant.

As of May 31, 2024, 134 million unvested RSUs, 38 million PSOs (of which 11 million shares were vested) and service-based stock options (SOs) to purchase 13 million shares of common stock, substantially all of which were vested, were outstanding under the Plans. To date, we have not issued any stock purchase rights or stock appreciation rights under either of the Plans.

The vesting schedule for all awards granted under the Plans is established by the Compensation Committee of the Board (the Compensation Committee). RSUs generally require service-based vesting of 25% annually over four years. SOs were previously granted under the 2000 Plan at not less than fair market value, become exercisable generally 25% annually over four years of service, and generally expire 10 years from the date of grant.

PSOs granted under the 2000 Plan to our Chief Executive Officer and Chief Technology Officer in fiscal 2018 consisted of seven numerically equivalent vesting tranches that potentially could vest. One tranche, which was based solely on the attainment of a market-based metric, was achieved and vested in fiscal 2022. Each of the remaining six tranches requires the attainment of both a performance metric and a market capitalization metric by May 31, 2022, which was subsequently extended by three additional fiscal years to May 31, 2025 via an amendment approved by the Compensation Committee during fiscal 2022. The Compensation Committee has certified that all six market capitalization goals have been achieved. One operational performance goal was achieved in fiscal 2023 and consequently, the first of the remaining six tranches vested in fiscal 2024. One operational performance goal was achieved in fiscal 2024, but the Compensation Committee has not yet certified the achievement of this performance goal and the second of the remaining six tranches is therefore not yet vested as of May 31, 2024. If any of the remaining operational performance goals are achieved before May 31, 2025, additional tranches may vest, assuming continued employment and service through the date the Compensation Committee certifies that performance has been achieved. Stock-based compensation expense is recognized starting at the time each vesting tranche becomes probable of achievement over the longer of the estimated implicit service period or derived service period. Stock-based compensation associated with a vesting tranche where vesting is no longer determined to be probable is reversed on a cumulative basis and is no longer prospectively recognized in the period when such a determination is made. We have estimated remaining service periods for those tranches that have been deemed probable of achievement as of May 31, 2024 to be one year.

In connection with certain of our acquisitions, we assumed certain outstanding restricted stock-based awards and stock options under each acquired company’s respective stock plans, or we substituted substantially similar awards under the Plans. These restricted stock-based awards and stock options assumed or substituted generally retained all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2024, approximately 520,000 unvested RSUs and stock options to purchase approximately 257,000 shares of common stock, substantially all of which were vested, were outstanding under acquired company stock plans that Oracle assumed.

The 1993 Directors’ Stock Plan (the Directors’ Plan) provides for the issuance of RSUs and other stock-based awards, including non-qualified stock options, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). Currently, we only grant RSUs that vest fully on the one-year anniversary of the date of grant. In fiscal 2016, the Directors’ Plan was amended to permit the Compensation Committee to determine the amount and form of automatic grants of stock awards, if any, to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. In fiscal 2020, the Compensation Committee reduced the maximum value of the annual automatic RSU grants to each non-employee director to $350,000 and eliminated all equity grants for chairing Board committees. As of May 31, 2024, approximately 36,000 unvested RSUs and stock options to purchase approximately 92,000 shares of common stock (all of which were vested) were outstanding under the Directors’ Plan. As of May 31, 2024, approximately 1 million shares were available for future stock awards under this plan.

The following table summarizes restricted stock-based award activity granted pursuant to Oracle-based stock plans for our last three fiscal years ended May 31, 2024:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2021	110	$51.87
Granted	65	$85.07
Vested and issued	(38)	$50.52
Canceled	(9)	$63.25
Balance, May 31, 2022	128	$68.34
Granted	76	$66.67
Assumed	5	$69.02
Vested and issued	(46)	$62.97
Canceled	(11)	$69.25
Balance, May 31, 2023	152	$69.09
Granted	47	$110.26
Vested and issued	(53)	$66.97
Canceled	(8)	$77.52
Balance, May 31, 2024	138	$83.43

The total grant date fair values of restricted stock-based awards that were vested and issued in fiscal 2024, 2023 and 2022 were $3.5 billion, $2.9 billion and $1.9 billion, respectively. As of May 31, 2024, total unrecognized stock-based compensation expense related to non-vested restricted stock-based awards was $8.6 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.68 years.

The following table summarizes stock option activity, including SOs and PSOs, and includes awards granted pursuant to the Plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2024:

	Options Outstanding
(in millions, except exercise price)	Shares Under Stock Option	Weighted-Average Exercise Price
Balance, May 31, 2021	107	$40.14
Granted and assumed	—	$—
Exercised	(10)	$34.34
Balance, May 31, 2022	97	$40.70
Granted and assumed	—	$—
Exercised	(33)	$31.37
Balance, May 31, 2023	64	$45.42
Granted and assumed	2	$113.91
Exercised	(15)	$34.84
Balance, May 31, 2024	51	$51.05

Stock options outstanding that have vested and that are expected to vest as of May 31, 2024 were as follows:

	Outstanding Stock Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	24	$46.38	1.63	$1,691
Expected to vest(2)	11	$56.99	1.93	674
Total	35	$49.76	1.73	$2,365

(1)
The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2024 of $117.19 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.
(2)
The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of May 31, 2024 was approximately $76 million and is expected to be recognized over a weighted-average period of 2.96 years. Approximately 16 million shares outstanding as of May 31, 2024 were not expected to vest.

Stock-Based Compensation Expense and Valuations of Restricted Stock-Based Awards

We estimated the fair values of our restricted stock-based awards that are solely subject to service-based vesting requirements based upon their market values as of the grant dates, discounted for the present values of expected dividends.

Stock-based compensation expense was included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2024	2023	2022
Cloud services and license support	$525	$435	$205
Hardware	23	18	15
Services	167	137	67
Sales and marketing	667	611	448
Research and development	2,225	1,983	1,633
General and administrative	367	363	245
Total stock-based compensation	3,974	3,547	2,613
Estimated income tax benefit included in provision for income taxes	(913)	(802)	(593)
Total stock-based compensation, net of estimated income tax benefit	$3,061	$2,745	$2,020

Tax Benefits from Exercises of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of stock option exercises was approximately $545 million, $1.0 billion and $319 million for fiscal 2024, 2023 and 2022, respectively. The total aggregate intrinsic value of restricted stock-based awards that vested and were issued and stock options that were exercised was $7.4 billion, $5.1 billion and $3.7 billion for fiscal 2024, 2023 and 2022. In connection with the vesting and issuance of restricted stock-based awards and stock options that were exercised, the tax benefits realized by us were $1.7 billion, $1.2 billion and $843 million for fiscal 2024, 2023 and 2022, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2024, 35 million shares were reserved for future issuances under the Purchase Plan. We issued approximately 2 million shares in each of fiscal 2024, 2023 and 2022 under the Purchase Plan.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $468 million, $470 million and $412 million for fiscal 2024, 2023 and 2022, respectively.

In the U.S., regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $200 million, $198 million and $164 million in fiscal 2024, 2023 and 2022, respectively.

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $988 million and approximately $792 million as of May 31, 2024 and 2023, respectively, and were presented in other non-current assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $71 million, $78 million and $67 million for fiscal 2024, 2023 and 2022, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status, which is substantially included in other non-current liabilities in our consolidated balance sheets) of our defined benefit plans as of May 31, 2024 were $997 million and $313 million, respectively, and as of May 31, 2023 were $939 million and $322 million, respectively.

13.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income and losses earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for fiscal 2024, 2023 and 2022 primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income.

The following is a geographical breakdown of income before income taxes:

	Year Ended May 31,
(in millions)	2024	2023	2022
Domestic	$3,023	$1,492	$(629)
Foreign	8,718	7,634	8,278
Income before income taxes	$11,741	$9,126	$7,649

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2024	2023	2022
Current provision:
Federal	$999	$625	$709
State	420	398	186
Foreign	1,994	1,767	1,183
Total current provision	$3,413	$2,790	$2,078
Deferred benefit:
Federal	$(2,020)	$(2,193)	$(1,661)
State	(280)	(398)	(139)
Foreign	161	424	654
Total deferred benefit	$(2,139)	$(2,167)	$(1,146)
Total provision for income taxes	$1,274	$623	$932
Effective income tax rate	10.9%	6.8%	12.2%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before income taxes as follows:

	Year Ended May 31,
(Dollars in millions)	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax provision at statutory rate	$2,466	$1,917	$1,606
Foreign earnings at other than U.S. rates	(262)	(357)	(536)
State tax expense, net of federal benefit	81	41	132
Settlements and releases from judicial decisions and statute expirations, net	(124)	(552)	(263)
Tax contingency interest accrual, net	157	101	44
Domestic tax contingency, net	131	28	441
Federal research and development credit	(372)	(280)	(222)
Stock-based compensation	(624)	(322)	(263)
Realization of a one-time tax attribute	(235)	—	—
Other, net	56	47	(7)
Total provision for income taxes	$1,274	$623	$932

The components of our deferred tax assets and liabilities were as follows:

	May 31,
(in millions)	2024	2023
Deferred tax assets:
Accruals and allowances	$708	$928
Employee compensation and benefits	929	811
Differences in timing of revenue recognition	781	662
Lease liabilities	1,553	1,036
Basis of property, plant and equipment and intangible assets	9,315	9,989
Capitalized research and development	2,574	1,421
Tax credit and net operating loss carryforwards	5,695	4,941
Other	15	189
Total deferred tax assets	21,570	19,977
Valuation allowance	(1,898)	(1,940)
Total deferred tax assets, net	19,672	18,037
Deferred tax liabilities:
Unrealized gain on stock	(79)	(79)
Acquired intangible assets	(1,425)	(2,124)
GILTI deferred	(7,759)	(8,124)
ROU assets	(1,503)	(1,000)
Withholding taxes on foreign earnings	(325)	(256)
Total deferred tax liabilities	(11,091)	(11,583)
Net deferred tax assets	$8,581	$6,454
Recorded as:
Non-current deferred tax assets	$12,273	$12,226
Non-current deferred tax liabilities	(3,692)	(5,772)
Net deferred tax assets	$8,581	$6,454

We provide for U.S. income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the U.S. At May 31, 2024, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was approximately $11.0 billion. If the undistributed earnings and other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2024, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these other outside basis temporary differences would be approximately $2.0 billion.

Our net deferred tax assets were $8.6 billion and $6.5 billion as of May 31, 2024 and 2023, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $1.9 billion as of May 31, 2024 and 2023. A majority of the valuation allowances as of May 31, 2024 and 2023 related to tax assets established in purchase accounting and other tax credits. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2024, we had federal net operating loss carryforwards of approximately $322 million, which are subject to limitation on their utilization. Approximately $255 million of these federal net operating losses expire in various years between fiscal 2025 and fiscal 2038. Approximately $67 million of these federal net operating losses are not currently subject to expiration dates. We had state net operating loss carryforwards of approximately $2.1 billion at May 31, 2024, which are subject to limitations on their utilization. Approximately $2.0 billion of these state net operating losses expire in various years between fiscal 2025 and fiscal 2044. Approximately $49 million of these state net operating losses are not currently subject to expiration dates. We had total foreign net operating loss carryforwards of approximately $1.9 billion at May 31, 2024, which are subject to limitations on their utilization. Approximately $1.9 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $68 million, expire between fiscal 2025 and fiscal 2044. At May 31, 2024, we had federal capital loss carryforwards of approximately $145 million, which expire between fiscal 2026 and fiscal 2027. We had state capital loss carryforwards of approximately $318 million, which expire between fiscal 2026 and fiscal 2037. We had foreign capital loss carryforwards of approximately $187 million, which are not currently subject to expiration dates. We had tax credit carryforwards of approximately $1.4 billion at May 31, 2024, which are subject to limitations on their utilization. Approximately $956 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $478 million, expire in various years between fiscal 2025 and fiscal 2044.

Current income taxes payable are included in other current liabilities in our consolidated balance sheets and totaled $2.1 billion and $1.9 billion as of May 31, 2024 and 2023, respectively.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2024	2023	2022
Gross unrecognized tax benefits as of June 1	$7,715	$7,284	$6,912
Increases related to tax positions from prior fiscal years	492	709	66
Decreases related to tax positions from prior fiscal years	(128)	(45)	(24)
Increases related to tax positions taken during current fiscal year	889	669	919
Settlements with tax authorities	(46)	(212)	(117)
Lapses of statutes of limitation	(129)	(631)	(333)
Cumulative translation adjustments and other, net	(8)	(59)	(139)
Total gross unrecognized tax benefits as of May 31	$8,785	$7,715	$7,284

As of May 31, 2024, 2023 and 2022, $4.2 billion, $3.9 billion and $4.3 billion, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $199 million, $111 million and $93 million during fiscal 2024, 2023 and 2022, respectively. Interest and penalties accrued as of May 31, 2024 and 2023 were $1.8 billion and $1.7 billion, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2022. Many issues are at an advanced stage in the examination process, the most significant of which include issues related to transfer pricing, domestic production activity, one-time transition tax, foreign tax credits, research and development credits and state economic nexus. With respect to all of these domestic audit issues considered in the aggregate, we believe that it was reasonably possible that, as of May 31, 2024, our gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $568 million ($454 million net of offsetting tax benefits). Our U.S. federal income tax returns have been examined for all years prior to fiscal 2013 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2010, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining or have examined returns of Oracle and various acquired entities for years through fiscal 2023. Many of the relevant tax years are at an advanced stage in examination or subsequent controversy resolution processes, the most significant of which include issues related to transfer pricing and withholding tax. The manner in which those issues are resolved and the timing thereof could potentially result in a range of decreases or increases in our unrecognized tax benefits over the next 12 months. With respect to all of these international audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2024, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $847 million ($302 million net of offsetting tax benefits). We also believe it was reasonably possible that, as of May 31, 2024, the gross unrecognized tax benefits could increase in the next 12 months by as much as $619 million ($107 million net of offsetting U.S. tax benefits). With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, Egypt, Germany, India, Indonesia, Israel, Italy, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses for each of fiscal 2024, 2023 and 2022:

	Year Ended May 31,
(in millions)	2024	2023	2022
Cloud and license:
Revenues	$44,464	$41,086	$36,052
Cloud services and license support expenses	8,783	7,222	4,915
Sales and marketing expenses	7,167	7,738	7,054
Margin(1)	$28,514	$26,126	$24,083
Hardware:
Revenues	$3,066	$3,274	$3,183
Hardware products and support expenses	855	1,011	944
Sales and marketing expenses	296	331	361
Margin(1)	$1,915	$1,932	$1,878
Services:
Revenues	$5,431	$5,594	$3,205
Services expenses	4,515	4,490	2,539
Margin(1)	$916	$1,104	$666
Totals:
Revenues	$52,961	$49,954	$42,440
Expenses	21,616	20,792	15,813
Margin(1)	$31,345	$29,162	$26,627

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

The following table reconciles total margin for operating segments to income before income taxes:

	Year Ended May 31,
(in millions)	2024	2023	2022
Total margin for operating segments	$31,345	$29,162	$26,627
Research and development	(8,915)	(8,623)	(7,219)
General and administrative	(1,548)	(1,579)	(1,317)
Amortization of intangible assets	(3,010)	(3,582)	(1,150)
Acquisition related and other	(314)	(190)	(4,713)
Restructuring	(404)	(490)	(191)
Stock-based compensation for operating segments	(1,382)	(1,201)	(735)
Expense allocations and other, net	(419)	(404)	(376)
Interest expense	(3,514)	(3,505)	(2,755)
Non-operating expenses, net	(98)	(462)	(522)
Income before income taxes	$11,741	$9,126	$7,649

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

The following table is a summary of our total revenues by geographic region:

	Year Ended May 31,
(in millions)	2024	2023	2022
Americas	$33,122	$31,226	$23,679
EMEA(1)	13,030	12,109	12,011
Asia Pacific	6,809	6,619	6,750
Total revenues	$52,961	$49,954	$42,440

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Year Ended May 31,
(in millions)	2024	2023	2022
Cloud services	$19,774	$15,881	$10,809
License support	19,609	19,426	19,365
Total cloud services and license support revenues	$39,383	$35,307	$30,174

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Year Ended May 31,
(in millions)	2024	2023	2022
Applications cloud services and license support	$18,172	$16,651	$12,612
Infrastructure cloud services and license support	21,211	18,656	17,562
Total cloud services and license support revenues	$39,383	$35,307	$30,174

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2024, 2023 or 2022:

	As of and for the Year Ended May 31,
	2024		2023		2022
(in millions)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)
U.S.	$29,055	$24,798	$27,535	$19,322	$20,246	$10,300
United Kingdom	2,423	1,164	2,159	905	2,335	805
Germany	1,794	1,192	1,755	940	1,799	813
Japan	1,662	1,144	1,681	770	1,847	788
Other countries	18,027	3,962	16,824	3,626	16,213	3,438
Total	$52,961	$32,260	$49,954	$25,563	$42,440	$16,144

(1)
Long-lived assets exclude goodwill, intangible assets, non-marketable investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.
15.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options and shares issuable under the Purchase Plan as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended May 31,
(in millions, except per share data)	2024	2023	2022
Net income	$10,467	$8,503	$6,717
Weighted-average common shares outstanding	2,744	2,696	2,700
Dilutive effect of employee stock plans	79	70	86
Dilutive weighted-average common shares outstanding	2,823	2,766	2,786
Basic earnings per share	$3.82	$3.15	$2.49
Diluted earnings per share	$3.71	$3.07	$2.41
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	27	50	34

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

Trial commenced on July 18, 2022, and on November 18, 2022, the court held a final hearing on the parties’ post-trial briefing. On December 27, 2022, the court “so ordered” a stipulation, dismissing the Board member from this action. On May 12, 2023, the court issued its trial ruling, finding for defendants and rejecting plaintiffs’ claims. The court entered judgment for defendants on March 5, 2024. On April 2, 2024, plaintiffs filed a notice of appeal, appealing the court’s trial ruling and judgment and certain discovery decisions relating to the SLC. On May 2, 2024, plaintiffs filed their opening appellate brief. On June 3, 2024, our Chief Executive Officer and Chief Technology Officer filed their opposition brief, and the SLC filed an opposition brief on the discovery issues. Plaintiffs’ reply is due on June 25, 2024. No hearing date has been set.

While Oracle continues to evaluate these claims, we do not believe these matters will have a material impact on our financial position or results of operations.

Derivative Litigation Concerning Oracle’s Cloud Business

On February 12 and May 6, 2019, two stockholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California. The cases were consolidated, and on July 8, 2019, a single plaintiff filed a consolidated complaint. The consolidated complaint brought various claims relating to a Rule 10b-5 class action that was filed in the same court on August 10, 2018, and which was settled for a payment by Oracle of $17,500,000. That matter is now concluded. In the Rule 10b-5 class action, plaintiff alleged Oracle and certain Oracle officers made or were responsible for false and misleading statements regarding Oracle’s cloud business.

Plaintiff in the derivative action filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the 10b-5 class action caused harm to Oracle, including harming Oracle because Oracle allegedly repurchased its own stock at an inflated price. Plaintiff also claims that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws. Plaintiff seeks a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, an award of damages to Oracle, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. Beginning on June 14, 2021, the court “so ordered” several stipulations from the parties, staying this case. The parties have reached an agreement in principle to settle this case, under which Oracle will implement certain corporate governance measures, which shall remain in place for five years, and Oracle will pay plaintiffs’ attorneys’ fees and costs of no more than $700,000. On April 5, 2024, plaintiffs filed a motion for preliminary approval of the proposed settlement, and the court will hold a preliminary fairness hearing on the proposed settlement on August 8, 2024.

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

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

4.01	Specimen Certificate of Oracle Corporation’s Common Stock	S-3 ASR	333-166643	4.4	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.04	Form of 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Note	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.05	Form of 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Note	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.06	Form of 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Note	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.07	Form of New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

4.08	Form of 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Note	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.09	Forms of 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.10	Forms of 2.95% Notes due 2025, 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

4.11	Forms of 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

4.12	Forms of 2.950% Notes due 2024, 3.250% Notes due 2027, 3.800% Notes due 2037 and 4.000% Notes due 2047, together with Officers’ Certificate issued November 9, 2017 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/17	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.13	Forms of 2.500% Notes due 2025, 2.800% Notes due 2027, 2.950% Notes due 2030, 3.600% Notes due 2040, 3.600% Notes due 2050 and 3.850% Notes due 2060, together with Officers’ Certificate issued April 1, 2020 setting forth the terms of the Notes	8-K	001-35992	4.1	4/1/20	Oracle Corporation

4.14	Forms of 1.650% Notes due 2026, 2.300% Notes due 2028, 2.875% Notes due 2031, 3.650% Notes due 2041, 3.950% Notes due 2051 and 4.100% Notes due 2061, together with Officers’ Certificate issued March 24, 2021 setting forth the terms of the Notes	8-K	001-35992	4.1	3/24/21	Oracle Corporation

4.15	Forms of 5.800% Notes due 2025, 6.150% Notes due 2029, 6.250% Notes due 2032 and 6.900% Notes due 2052, together with an Officers’ Certificate issued November 9, 2022 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/22	Oracle Corporation

4.16	Forms of 4.500% Notes due 2028, 4.650% Notes due 2030, 4.900% Notes due 2033 and 5.550% Notes due 2053, together with an Officers’ Certificate issued February 6, 2023 setting forth the terms of the Notes	8-K	001-35992	4.1	2/6/23	Oracle Corporation

4.17	Description of Oracle Corporation’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35992	4.15	6/21/19	Oracle Corporation

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of May 3, 2022	10-K	001-35992	10.02	6/21/22	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016	10-K	001-35992	10.03	6/22/16	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on November 15, 2017	8-K	001-35992	10.04	11/17/17	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	001-35992	10.05	9/18/17	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.06	6/25/15	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08*	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of February 12, 2019	10-Q	001-35992	10.09	3/18/19	Oracle Corporation

10.09*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

10.10*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	6/25/15	Oracle Corporation

10.11*	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Named Executive Officers	10-Q	001-35992	10.16	9/18/17	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.12*	First Amendment to Performance-Based Stock Option Agreement with Lawrence J. Ellison and Safra A. Catz under the Amended and Restated 2000 Long-Term Equity Incentive Plan	8-K	001-35992	10.15	7/7/21	Oracle Corporation

10.13*	Form of Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Employees (Including Section 16 Officers)	10-Q	001-35992	10.17	9/18/17	Oracle Corporation

10.14*	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan for U.S. Employees	10-Q	001-35992	10.16	12/11/20	Oracle Corporation

10.15§	$6,000,000,000 5-Year Revolving Credit Agreement dated as of March 8, 2022 among Oracle Corporation and the lenders and agents named therein	10-Q	001-35992	10.16	3/11/22	Oracle Corporation

10.16§	$15,700,000,000 364-Day Delayed Draw Term Loan Credit Agreement dated as of March 8, 2022 among Oracle Corporation and the lenders and agents named therein	10-Q	001-35992	10.17	3/11/22	Oracle Corporation

10.17*	Oracle Corporation Amended and Restated 2020 Equity Incentive Plan, as approved on November 15, 2023	8-K	001-35992	10.18	11/17/23	Oracle Corporation

19‡	Oracle Corporation Insider Trading Policy

21.01‡	Subsidiaries of the Registrant

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

97‡	Oracle Corporation Compensation Clawback Policy

99.01‡	$5,630,000,000 Term Loan Credit Agreement dated as of June 10, 2024 among Oracle Corporation and the lenders and agents named therein

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (1) Consolidated Balance Sheets as of May 31, 2024 and 2023, (2) Consolidated Statements of Operations for the years ended May 31, 2024, 2023 and 2022, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2024, 2023 and 2022, (4) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended May 31, 2024, 2023 and 2022, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2024, 2023 and 2022 and (6) Notes to Consolidated Financial Statements

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

104‡	The cover page from the Company’s Annual Report on Form 10-K for the year ended May 31, 2024, formatted in Inline XBRL and included in Exhibit 101

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

ORACLE CORPORATION

Date: June 20, 2024	By:	/s/ Safra A. Catz
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 20, 2024
Safra A. Catz

/s/ Maria Smith	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 20, 2024
Maria Smith

/s/ Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer	June 20, 2024
Lawrence J. Ellison

/s/ Jeffrey O. Henley	Vice Chairman of the Board of Directors	June 20, 2024
Jeffrey O. Henley

/s/ Awo Ablo	Director	June 20, 2024
Awo Ablo

/s/ Jeffrey S. Berg	Director	June 20, 2024
Jeffrey S. Berg

/s/ Michael J. Boskin	Director	June 20, 2024
Michael J. Boskin

/s/ Bruce R. Chizen	Director	June 20, 2024
Bruce R. Chizen

/s/ George H. Conrades	Director	June 20, 2024
George H. Conrades

/s/ Rona A. Fairhead	Director	June 20, 2024
Rona A. Fairhead

/s/ Renée J. James	Director	June 20, 2024
Renée J. James

/s/ Charles W. Moorman IV	Director	June 20, 2024
Charles W. Moorman IV

/s/ Leon E. Panetta	Director	June 20, 2024
Leon E. Panetta
/s/ William G. Parrett	Director	June 20, 2024
William G. Parrett

/s/ Naomi O. Seligman	Director	June 20, 2024
Naomi O. Seligman

/s/ Vishal Sikka	Director	June 20, 2024
Vishal Sikka