Form 10-Q
period 2024-08-31
ORACLE CORP
filed 2024-09-10
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

The number of shares of registrant’s common stock outstanding as of September 6, 2024 was: 2,770,968,000.

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
•
our belief that we have adequately provided under United States (U.S.) generally accepted accounting principles for outcomes related to our tax audits, that the final outcome of our tax-related examinations, agreements or judicial proceedings will not have a material effect on our results of operations, and that our net deferred tax assets will likely be realized in the foreseeable future;
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “commits,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “goal,” “intends,” “is designed to,” “likely,” “maintains,” “may,” “plans,” “potential,” “seeks,” “shall,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2025, which runs from June 1, 2024 to May 31, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2024 and May 31, 2024

(Unaudited)

(in millions, except per share data)	August 31, 2024	May 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,616	$10,454
Marketable securities	295	207
Trade receivables, net of allowances for credit losses of $574 and $485 as of August 31, 2024 and May 31, 2024, respectively	8,021	7,874
Prepaid expenses and other current assets	4,140	4,019
Total current assets	23,072	22,554
Non-current assets:
Property, plant and equipment, net	23,094	21,536
Intangible assets, net	6,270	6,890
Goodwill, net	62,249	62,230
Deferred tax assets	12,219	12,273
Other non-current assets	17,310	15,493
Total non-current assets	121,142	118,422
Total assets	$144,214	$140,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$9,201	$10,605
Accounts payable	2,207	2,357
Accrued compensation and related benefits	1,772	1,916
Deferred revenues	11,455	9,313
Other current liabilities	7,410	7,353
Total current liabilities	32,045	31,544
Non-current liabilities:
Notes payable and other borrowings, non-current	75,314	76,264
Income taxes payable	11,038	10,817
Deferred tax liabilities	3,442	3,692
Other non-current liabilities	11,106	9,420
Total non-current liabilities	100,900	100,193
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,771 shares and 2,755 shares as of August 31, 2024 and May 31, 2024, respectively	33,083	32,764
Accumulated deficit	(20,939)	(22,628)
Accumulated other comprehensive loss	(1,328)	(1,432)
Total Oracle Corporation stockholders’ equity	10,816	8,704
Noncontrolling interests	453	535
Total stockholders’ equity	11,269	9,239
Total liabilities and stockholders’ equity	$144,214	$140,976

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2024	2023
Revenues:
Cloud services and license support	$10,519	$9,547
Cloud license and on-premise license	870	809
Hardware	655	714
Services	1,263	1,383
Total revenues	13,307	12,453
Operating expenses:
Cloud services and license support(1)	2,597	2,179
Hardware(1)	162	219
Services(1)	1,147	1,212
Sales and marketing(1)	2,036	2,026
Research and development	2,306	2,216
General and administrative	358	393
Amortization of intangible assets	624	763
Acquisition related and other	13	11
Restructuring	73	138
Total operating expenses	9,316	9,157
Operating income	3,991	3,296
Interest expense	(842)	(872)
Non-operating income (expenses), net	20	(49)
Income before income taxes	3,169	2,375
(Provision for) benefit from income taxes	(240)	45
Net income	$2,929	$2,420
Earnings per share:
Basic	$1.06	$0.89
Diluted	$1.03	$0.86
Weighted average common shares outstanding:
Basic	2,761	2,728
Diluted	2,851	2,823

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

	Three Months Ended August 31,
(in millions)	2024	2023
Net income	$2,929	$2,420
Other comprehensive income, net of tax:
Net foreign currency translation gains (losses)	220	(44)
Net unrealized (losses) gains on cash flow hedges	(116)	72
Other, net	—	(3)
Total other comprehensive income, net	104	25
Comprehensive income	$3,033	$2,445

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2024	2023
Common stock and additional paid in capital
Balance, beginning of period	$32,764	$30,215
Common stock issued	179	308
Stock-based compensation	1,007	849
Repurchases of common stock	(13)	(13)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(851)	(1,060)
Other, net	(3)	(4)
Balance, end of period	$33,083	$30,295
Accumulated deficit
Balance, beginning of period	$(22,628)	$(27,620)
Repurchases of common stock	(137)	(137)
Cash dividends declared	(1,103)	(1,091)
Net income	2,929	2,420
Balance, end of period	$(20,939)	$(26,428)
Other stockholders’ equity, net
Balance, beginning of period	$(897)	$(1,039)
Other comprehensive income, net	104	25
Other, net	(82)	(12)
Balance, end of period	$(875)	$(1,026)
Total stockholders’ equity	$11,269	$2,841
Cash dividends declared per common share	$0.40	$0.40

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

	Three Months Ended August 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$2,929	$2,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	804	712
Amortization of intangible assets	624	763
Deferred income taxes	(151)	(517)
Stock-based compensation	1,007	849
Other, net	130	169
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables, net	(81)	380
Decrease in prepaid expenses and other assets	367	269
Decrease in accounts payable and other liabilities	(531)	(457)
Increase in income taxes payable	24	69
Increase in deferred revenues	2,305	2,317
Net cash provided by operating activities	7,427	6,974
Cash flows from investing activities:
Purchases of marketable securities and other investments	(477)	(333)
Proceeds from sales and maturities of marketable securities and other investments	15	85
Capital expenditures	(2,303)	(1,314)
Net cash used for investing activities	(2,765)	(1,562)
Cash flows from financing activities:
Payments for repurchases of common stock	(150)	(150)
Proceeds from issuances of common stock	179	308
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(851)	(1,060)
Payments of dividends to stockholders	(1,103)	(1,091)
Repayments of commercial paper, net	(396)	(562)
Proceeds from issuances of term loan credit agreements	5,627	—
Repayments of senior notes and term loan credit agreements	(7,630)	(1,000)
Other, net	(261)	27
Net cash used for financing activities	(4,585)	(3,528)
Effect of exchange rate changes on cash and cash equivalents	85	(36)
Net increase in cash and cash equivalents	162	1,848
Cash and cash equivalents at beginning of period	10,454	9,765
Cash and cash equivalents at end of period	$10,616	$11,613
Non-cash investing activities:
Unpaid capital expenditures	$1,582	$507

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

(Unaudited)

1.
BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending May 31, 2025.

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended August 31, 2024.

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

During the first quarter of fiscal 2025, we completed an assessment of the useful lives of our servers and networking equipment and increased the estimate of the useful lives from five years to six years, effective at the beginning of fiscal 2025. Based on the carrying value of our servers and networking equipment as of May 31, 2024, this change in accounting estimate decreased our total operating expenses by $197 million and increased our net income by $157 million, or $0.06 per both basic and diluted share, for the first quarter of fiscal 2025.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of August 31, 2024 and May 31, 2024 and our condensed consolidated statements of cash flows for the three months ended August 31, 2024 and 2023 was immaterial.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of August 31, 2024 and May 31, 2024. The revenues recognized during the three months ended August 31, 2024 and 2023 that were included in the opening deferred revenues balances as of May 31, 2024 and 2023 were approximately $3.9 billion during each period. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three months ended August 31, 2024 and 2023.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, were $99.1 billion as of August 31, 2024, of which we expect to recognize approximately 38% as revenues over the next twelve months, 38% over the subsequent month 13 to month 36, 19% over the subsequent month 37 to month 60 and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $595 million and $561 million for the three months ended August 31, 2024 and 2023, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $2.3 billion and $2.0 billion as of August 31, 2024 and May 31, 2024, respectively, and are included in other non-current assets in the accompanying condensed consolidated balance sheets and are subject to periodic credit losses and impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable investments held as of these dates were with Ampere Computing Holdings LLC (Ampere), a related party entity in which we have an ownership interest of approximately 29% as of August 31, 2024. We follow the equity method of accounting for our investment in Ampere and our share of loss under the equity method of accounting is recorded in the non-operating income (expenses), net line item in our condensed consolidated statements of operations. We also have convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the three months ended August 31, 2024, we invested $75 million in convertible debt instruments issued by Ampere. The total carrying value of our investments in Ampere after accounting for losses under the equity method of accounting was $1.5 billion as of August 31, 2024. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $450 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations. Ampere has historically generated net losses.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
(in millions)	2024	2023
Transitional and other employee related costs	$2	$6
Business combination adjustments, net	(5)	1
Other, net	16	4
Total acquisition related and other expenses	$13	$11

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

	Three Months Ended August 31,
(in millions)	2024	2023
Interest income	$133	$136
Foreign currency losses, net	(50)	(82)
Noncontrolling interests in income	(43)	(37)
Losses from equity investments, net	(69)	(118)
Other income, net	49	52
Total non-operating income (expenses), net	$20	$(49)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

2.
FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with FASB ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2024			May 31, 2024
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$3,961	$—	$3,961	$2,620	$—	$2,620
Time deposits and other	55	347	402	48	262	310
Derivative financial instruments	—	63	63	—	179	179
Total assets	$4,016	$410	$4,426	$2,668	$441	$3,109
Liabilities:
Derivative financial instruments	$—	$62	$62	$—	$96	$96

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

Our cash equivalents and marketable securities investments consist of money market funds, time deposits, marketable equity securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of August 31, 2024 and May 31, 2024, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $84.5 billion and $86.5 billion of senior notes and other long-term borrowings and the related fair value hedges that we had outstanding as of August 31, 2024 and May 31, 2024, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges using Level 2 inputs at August 31, 2024 and May 31, 2024 were $77.7 billion and $77.2 billion, respectively.

3.
RESTRUCTURING ACTIVITIES

Fiscal 2024 Oracle Restructuring Plan

During fiscal 2024, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2024 Restructuring Plan). The total estimated restructuring costs associated with the 2024 Restructuring Plan are up to $635 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through the end of the plan. We recorded $76 million and $153 million of restructuring expenses in connection with the 2024 Restructuring Plan during the three months ended August 31, 2024 and 2023, respectively. Any changes to the estimates of executing the 2024 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued	Three Months Ended August 31, 2024				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2024(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	August 31, 2024(2)	Accrued to Date	Program Costs
2024 Restructuring Plan(1)
Cloud and license	$87	$40	$(2)	$(33)	$1	$93	$233	$255
Hardware	4	2	—	(2)	—	4	11	17
Services	12	5	—	(6)	—	11	50	106
Other	49	34	(3)	(33)	—	47	214	257
Total 2024 Restructuring Plan	$152	$81	$(5)	$(74)	$1	$155	$508	$635
Total other restructuring plans(6)	$84	$—	$(3)	$(11)	$2	$72
Total restructuring plans	$236	$81	$(8)	$(85)	$3	$227

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

(2)
As of August 31, 2024 and May 31, 2024, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
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
4.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2024	May 31, 2024
Cloud services and license support	$10,257	$8,203
Hardware	660	546
Services	487	512
Cloud license and on-premise license	51	52
Deferred revenues, current	11,455	9,313
Deferred revenues, non-current (in other non-current liabilities)	1,429	1,233
Total deferred revenues	$12,884	$10,546

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

5.
STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2024, approximately $6.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 1.1 million shares for $150 million during the three months ended August 31, 2024 and 1.3 million shares for $150 million during the three months ended August 31, 2023 under the stock repurchase program.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

Dividends on Common Stock

In September 2024, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock. The dividend is payable on October 24, 2024 to stockholders of record as of the close of business on October 10, 2024. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2025 Stock‑Based Awards Activity and Compensation Expense

During the first quarter of fiscal 2025, we issued 3 million restricted stock-based units (RSUs), all of which are subject to service-based vesting restrictions. These fiscal 2025 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 1 million shares during the first quarter of fiscal 2025.

The RSUs that were granted during the three months ended August 31, 2024 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 12 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2024	2023
Cloud services and license support	$141	$111
Hardware	6	5
Services	43	34
Sales and marketing	162	135
Research and development	569	484
General and administrative	86	80
Total stock-based compensation	$1,007	$849

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

6.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income and losses earned in various tax jurisdictions that apply a broad range of income tax rates. Our (provision for) benefit from income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rate was 7.6% for the three months ended August 31, 2024, and our effective tax benefit rate was (1.9%) for the three months ended August 31, 2023.

Our net deferred tax assets were $8.8 billion and $8.6 billion as of August 31, 2024 and May 31, 2024, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining or have examined returns of Oracle and various acquired entities for years through fiscal 2024. Many of the relevant tax years are at an advanced stage in examination or subsequent controversy resolution processes. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

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

August 31, 2024

(Unaudited)

7.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended August 31,
(in millions)	2024	2023
Cloud and license:
Revenues	$11,389	$10,356
Cloud services and license support expenses	2,422	2,040
Sales and marketing expenses	1,771	1,784
Margin(1)	$7,196	$6,532
Hardware:
Revenues	$655	$714
Hardware products and support expenses	152	211
Sales and marketing expenses	65	70
Margin(1)	$438	$433
Services:
Revenues	$1,263	$1,383
Services expenses	1,066	1,145
Margin(1)	$197	$238
Totals:
Revenues	$13,307	$12,453
Expenses	5,476	5,250
Margin(1)	$7,831	$7,203

(1)
The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating income (expenses), net. Refer to the table below for a reconciliation of our total margin for operating segments to our income before income taxes as reported per our condensed consolidated statements of operations.

The following table reconciles total margin for operating segments to income before income taxes:

	Three Months Ended August 31,
(in millions)	2024	2023
Total margin for operating segments	$7,831	$7,203
Research and development	(2,306)	(2,216)
General and administrative	(358)	(393)
Amortization of intangible assets	(624)	(763)
Acquisition related and other	(13)	(11)
Restructuring	(73)	(138)
Stock-based compensation for operating segments	(352)	(285)
Expense allocations and other, net	(114)	(101)
Interest expense	(842)	(872)
Non-operating income (expenses), net	20	(49)
Income before income taxes	$3,169	$2,375

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended August 31,
(in millions)	2024	2023
Americas	$8,372	$7,841
EMEA(1)	3,228	3,005
Asia Pacific	1,707	1,607
Total revenues	$13,307	$12,453

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Three Months Ended August 31,
(in millions)	2024	2023
Cloud services	$5,623	$4,635
License support	4,896	4,912
Total cloud services and license support revenues	$10,519	$9,547

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Three Months Ended August 31,
(in millions)	2024	2023
Applications cloud services and license support	$4,769	$4,471
Infrastructure cloud services and license support	5,750	5,076
Total cloud services and license support revenues	$10,519	$9,547

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

8.
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

	Three Months Ended August 31,
(in millions, except per share data)	2024	2023
Net income	$2,929	$2,420
Weighted-average common shares outstanding	2,761	2,728
Dilutive effect of employee stock plans	90	95
Dilutive weighted-average common shares outstanding	2,851	2,823
Basic earnings per share	$1.06	$0.89
Diluted earnings per share	$1.03	$0.86
Anti-dilutive stock awards excluded from calculation(1)	24	27

(1)
These stock awards primarily relate to contingently issuable shares pursuant to performance stock option arrangements. Such shares could be dilutive in the future.
9.
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

After plaintiff filed the July 18, 2017 complaint, an additional plaintiff joined the case. Plaintiffs filed several amended complaints and filed their final amended complaint on December 11, 2020. The final amended complaint asserts claims for breach of fiduciary duty against our Chief Executive Officer, our Chief Technology Officer, the estate of Mark Hurd (our former Chief Executive Officer who passed away on October 18, 2019) and two other members of our Board of Directors. Oracle is named as a nominal defendant. On December 11, 2020, the estate of Mark Hurd and the two other members of our Board of Directors moved to dismiss this complaint. On June 21, 2021, the court granted this motion as to the estate of Mark Hurd and one Board member and denied the motion as to the other Board member, who filed an answer to the complaint on August 9, 2021. On December 28, 2020, our Chief Executive Officer, our Chief Technology Officer and Oracle as a nominal defendant filed answers to the operative complaint.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

Trial commenced on July 18, 2022, and on November 18, 2022, the court held a final hearing on the parties’ post-trial briefing. On December 27, 2022, the court “so ordered” a stipulation, dismissing the Board member from this action. On May 12, 2023, the court issued its trial ruling, finding for defendants and rejecting plaintiffs’ claims. The court entered judgment for defendants on March 5, 2024. On April 2, 2024, plaintiffs filed a notice of appeal, appealing the court’s judgment and certain discovery decisions relating to the SLC. On May 2, 2024, plaintiffs filed their opening appellate brief. On June 3, 2024, our Chief Executive Officer and Chief Technology Officer filed their opposition brief, and the SLC filed an opposition brief on the discovery issues. On July 10, 2024, plaintiffs filed their reply brief. The Supreme Court of Delaware, sitting en banc, will hear oral argument on October 23, 2024.

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

Plaintiff in the derivative action filed an amended complaint on June 4, 2021. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer and the estate of Mark Hurd. Plaintiff claims that the alleged actions described in the 10b-5 class action caused harm to Oracle, including harming Oracle because Oracle allegedly repurchased its own stock at an inflated price. Plaintiff also claims that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brings derivative claims for violations of federal securities laws. Plaintiff seeks a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, an award of damages to Oracle, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. The parties have reached an agreement in principle to settle this case, under which Oracle will implement certain corporate governance measures, which shall remain in place for five years, and Oracle will pay plaintiffs’ attorneys’ fees and costs of no more than $700,000. On April 5, 2024, plaintiffs filed a motion for preliminary approval of the proposed settlement. On August 8, 2024, the court held a hearing where it granted plaintiffs’ motion and preliminarily approved the settlement. A final fairness hearing is scheduled for November 14, 2024.

While Oracle continues to evaluate these claims, we do not believe these matters will have a material impact on our financial position or results of operations.

Netherlands Privacy Class Action

On August 14, 2020, The Privacy Collective (TPC), a foundation having its registered office in Amsterdam, filed a purported class action lawsuit against Oracle Nederland B.V, Oracle Corporation and Oracle America, Inc. (the Oracle Defendants), Salesforce.com, Inc. and SFDC Netherlands B.V. in the District Court of Amsterdam. TPC alleges that the Oracle Defendants’ Data Management Platform product violates certain articles of the EU Charter of Fundamental Rights, the General Data Protection Regulation and the Dutch Telecommunications Act (Telecommunicatiewet). TPC claims damages under a number of categories, including: “immaterial damages” (at a fixed amount of €500 per Dutch internet user); “material damages” (in that the costs of loss of control over personal data should be equated to the market value of the personal data for parties like the Oracle Defendants); compensation for losses suffered due to an alleged data breach (at a fixed amount of €100 per Dutch internet user);

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2024

(Unaudited)

and compensation for the costs of the litigation funder (10% to 25% of the compensation awarded); and the (actual) cost of the proceedings and extrajudicial costs.

We filed our defense on March 3, 2021, and on December 29, 2021, the District Court issued a judgment, holding that all of TPC’s claims were deemed inadmissible because of fundamental procedural flaws. TPC filed an appeal with the Court of Appeal in Amsterdam challenging the District Court’s judgment, except for the claims regarding the alleged data breach, which were dropped. On June 18, 2024, the Court of Appeal overturned the District Court’s decision regarding admissibility, thus permitting the case to proceed. We requested that the Court of Appeal permit an interim appeal to the Dutch Supreme Court and/or the European Court of Justice, and the Court of Appeal has not yet ruled on this request. We believe that we have meritorious defenses against this action, including defenses to the quantum of damages claimed, and we will continue to vigorously defend it.

While the final outcome of this matter cannot be predicted with certainty and we cannot estimate a range of loss at this time, we do not believe that it will have a material impact on our financial position or results of operations.

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

We have three businesses: cloud and license; hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which are our Chief Executive Officer and Chief Technology Officer, view our operating results and allocate resources.

Cloud and License Business

Our cloud and license business, which represented 84% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings. Revenue streams included in our cloud and license business are:

•
Cloud services and license support revenues, which include:
o
cloud services revenues, which are earned by providing customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, deploys, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. Oracle Cloud Applications and Oracle Cloud Infrastructure (collectively Oracle Cloud Services) arrangements generally: are billed in advance of the cloud services being delivered; have durations of one to four years; are renewed at the customer’s option; and are recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time; and
o
license support revenues, which are earned by providing Oracle license support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications and infrastructure software licenses for use in cloud, on-premise and other IT environments. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. License support contracts are generally: priced as a percentage of the net fees paid by the customer to purchase a cloud license and/or on-premise license; billed in advance of the support services being performed; renewed at the customer’s option; and recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year.
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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 42% and 37% of our total revenues in the first three months of fiscal 2025 and 2024, respectively.

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

Investment in Ampere Computing Holdings LLC

From time to time since 2017, we have made investments in Ampere Computing Holdings LLC (Ampere), a related party entity, in the form of equity and convertible debt instruments. The total carrying value of our investments in Ampere, after accounting for losses under the equity method of accounting, was $1.5 billion as of August 31, 2024. We currently expect Ampere to continue to generate net losses in future periods but we remain confident in the long-term potential of Ampere’s server chips.

Our equity investments in Ampere represent an ownership interest of approximately 29% as of August 31, 2024. We also own convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the three months ended August 31, 2024, we invested $75 million in convertible debt instruments issued by Ampere. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $450 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations.

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

During the first quarter of fiscal 2025, we completed an assessment of the useful lives of our servers and increased the estimated useful lives from five years to six years, effective at the beginning of fiscal 2025. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information. There were no other significant changes to our critical accounting estimates. Refer to “Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for a more complete discussion of our critical accounting estimates.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income (expenses), net and (provision for) benefit from income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2024, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2024 and 2023, our financial statements would reflect reported revenues of $1.11 million in the first quarter of fiscal 2025 (using 1.11 as the applicable average exchange rate for the period) and $1.08 million in the first quarter of fiscal 2024 (using 1.08 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first quarters of fiscal 2025 and 2024 using the May 31, 2024 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Total Revenues by Geography:
Americas	$8,372	7%	7%	$7,841
EMEA(1)	3,228	7%	7%	3,005
Asia Pacific	1,707	6%	8%	1,607
Total revenues	13,307	7%	8%	12,453
Total Operating Expenses	9,316	2%	2%	9,157
Total Operating Margin	$3,991	21%	22%	$3,296
Total Operating Margin %	30%			26%
% Revenues by Geography:
Americas	63%			63%
EMEA	24%			24%
Asia Pacific	13%			13%
Total Revenues by Business:
Cloud and license	$11,389	10%	11%	$10,356
Hardware	655	-8%	-8%	714
Services	1,263	-9%	-8%	1,383
Total revenues	$13,307	7%	8%	$12,453
% Revenues by Business:
Cloud and license	86%			83%
Hardware	5%			6%
Services	9%			11%

(1)
Comprised of Europe, the Middle East and Africa

Total revenues increased by $854 million in reported currency in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, due to a $1.0 billion increase in cloud and license revenues, partially offset by a decrease in hardware and services revenues by $59 million and $120 million, respectively. Excluding the unfavorable effect of foreign currency rate fluctuations of 1%, the increase in our cloud and license business in the first quarter of fiscal

2025, relative to the first quarter of fiscal 2024, was primarily due to growth in our cloud services revenues as customers purchased our applications and infrastructure technologies and also renewed their related cloud contracts to continue to gain access to the latest versions of our technologies. In constant currency, applications cloud services and license support and infrastructure cloud services and license support contributed 30% and 70%, respectively, of the growth in cloud services and license support revenues during the first quarter of fiscal 2025. In our hardware business, the constant currency decrease in revenues in the first quarter of fiscal 2025 was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies. In our services business, the constant currency decrease in revenues in the first quarter of fiscal 2025 was attributable to a decrease in revenues from each of our primary services offerings. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 63%, 23% and 14%, respectively, of the constant currency total revenue growth during the first quarter of fiscal 2025.

Total GAAP operating expenses increased by $159 million in reported currency in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. The increase in GAAP operating expenses was due to a $418 million increase in cloud services and license support expenses primarily due to higher infrastructure expenses that were incurred to support the increase in our cloud services revenues and higher employee related expenses, including increased expenses relating to stock-based compensation, and a $90 million increase in research and development expenses primarily due to higher employee related expenses. These increases in operating expenses were partially offset by a $139 million decrease in expenses for amortization of intangible assets as certain of our assets were fully amortized; a $65 million decrease in services expenses primarily due to lower external contractor expenses; a $65 million decrease in restructuring expenses; a $57 million decrease in hardware expenses primarily due to lower hardware product and support costs; and a $35 million decrease in general and administrative expenses.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, due to higher revenues.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expenses, including stock-based compensation, that affected our GAAP net income:

	Three Months Ended August 31,
(in millions)	2024	2023
Amortization of intangible assets(1)	$624	$763
Acquisition related and other(2)	13	11
Restructuring(3)	73	138
Stock-based compensation, operating segments(4)	352	285
Stock-based compensation, R&D and G&A(4)	655	564
Income tax effects(5)	(682)	(823)
	$1,035	$938

(1)
Represents the amortization of intangible assets, all of which were acquired in connection with our acquisitions. As of August 31, 2024, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2025	$1,683
Fiscal 2026	1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Fiscal 2030	522
Thereafter	558
Total intangible assets, net	$6,270

(2)
Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.
(3)
Restructuring expenses in each of the first quarters of fiscal 2025 and 2024 primarily related to employee severance in connection with the Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.
(4)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2024	2023
Cloud services and license support	$141	$111
Hardware	6	5
Services	43	34
Sales and marketing	162	135
Stock-based compensation, operating segments	352	285
Research and development	569	484
General and administrative	86	80
Total stock-based compensation	$1,007	$849

(5)
For all periods presented, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure. These adjustments resulted in effective tax rates of 18.9% and 18.8%, instead of 7.6% and (1.9%), respectively, for the first quarter of fiscal 2025 and 2024, which represented our effective tax expense (benefit) rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Cloud and License Revenues:
Americas	$7,317	11%	12%	$6,597
EMEA	2,687	9%	8%	2,473
Asia Pacific	1,385	8%	10%	1,286
Total revenues	11,389	10%	11%	10,356
Expenses:
Cloud services and license support(1)	2,422	19%	19%	2,040
Sales and marketing(1)	1,771	-1%	0%	1,784
Total expenses(1)	4,193	10%	10%	3,824
Total Margin	$7,196	10%	11%	$6,532
Total Margin %	63%			63%
% Revenues by Geography:
Americas	64%			64%
EMEA	24%			24%
Asia Pacific	12%			12%
Revenues by Offerings:
Cloud services	$5,623	21%	22%	$4,635
License support	4,896	0%	0%	4,912
Cloud license and on-premise license	870	7%	8%	809
Total revenues	$11,389	10%	11%	$10,356
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$4,769	7%	7%	$4,471
Infrastructure cloud services and license support	5,750	13%	14%	5,076
Total cloud services and license support revenues	$10,519	10%	11%	$9,547

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our cloud and license business’ total revenues increased by $1.0 billion in reported currency in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024 primarily due to a $988 million increase in cloud services revenues as customers purchased our applications and infrastructure technologies and renewed their related cloud contracts to continue to gain access to the latest versions of our technologies for which we delivered such cloud services during the period presented and a $61 million increase in our cloud license and on-premise license revenues. In constant currency, applications cloud services and license support and infrastructure cloud services and license support contributed 30% and 70%, respectively, of the growth in cloud services and license support revenues during the first quarter of fiscal 2025. License support revenues decreased slightly by $16 million in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. In constant currency, the Americas, the EMEA and the Asia Pacific regions contributed 70%, 19% and 11%, respectively, of the revenue growth for this business during the first quarter of fiscal 2025.

Total cloud and license business’ expenses increased by $369 million in reported currency in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. Excluding the favorable effects of currency rate fluctuations of less than 1%, the constant currency increase in expenses was primarily due to a $255 million increase in infrastructure expenses and a $75 million increase in employee related expenses to support the increase in our cloud services revenues. Our cloud services and license support expenses have grown in recent periods, and we expect this trend to continue during fiscal 2025 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, due to increases in total revenues for this business. In constant currency, total margin as a percentage of revenues remained flat in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Hardware Revenues:
Americas	$288	-17%	-17%	$349
EMEA	214	2%	2%	209
Asia Pacific	153	-2%	0%	156
Total revenues	655	-8%	-8%	714
Expenses:
Hardware products and support(1)	152	-28%	-27%	211
Sales and marketing(1)	65	-7%	-6%	70
Total expenses(1)	217	-23%	-22%	281
Total Margin	$438	1%	2%	$433
Total Margin %	67%			61%
% Revenues by Geography:
Americas	44%			49%
EMEA	33%			29%
Asia Pacific	23%			22%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total hardware revenues decreased by $59 million in reported currency in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. Excluding the unfavorable impact of currency rate fluctuation of less than 1%, the decrease in hardware revenues was primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Geographically, we experienced constant currency hardware revenue decline in the Americas region, partially offset by increase in the EMEA region. Constant currency hardware revenue remained flat in the Asia Pacific region in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024.

Total hardware expenses decreased by $64 million in reported currency in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. Excluding the favorable currency rate fluctuations effect of 1%, the constant currency decrease in hardware expenses was primarily due to a $57 million decrease in hardware product and support costs, which aligned with lower hardware revenues.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues increased in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, due to lower total expenses for this business.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Services Revenues:
Americas	$767	-14%	-14%	$895
EMEA	327	1%	1%	323
Asia Pacific	169	2%	4%	165
Total revenues	1,263	-9%	-8%	1,383
Total Expenses(1)	1,066	-7%	-6%	1,145
Total Margin	$197	-17%	-17%	$238
Total Margin %	16%			17%
% Revenues by Geography:
Americas	61%			65%
EMEA	26%			23%
Asia Pacific	13%			12%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total services revenues decreased by $120 million in reported currency in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. Excluding the effects of unfavorable currency rate fluctuations of 1%, the decrease in total services revenues was due to a decrease in revenues in each of our primary services offerings. The constant currency decrease in services revenues in the Americas region was partially offset by constant currency increases in services revenues in the EMEA and the Asia Pacific regions in the first quarter of fiscal 2025.

Total services expenses decreased by $79 million in reported currency in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. Excluding the favorable effects of currency rate fluctuations of 1%, the decrease in services expenses was primarily due to a decrease in external contractor expenses of $65 million.

In constant currency, our services business’ total margin and total margin as a percentage of revenues decreased in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, due to lower total revenues for this business.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Research and development(1)	$1,737	0%	1%	$1,732
Stock-based compensation	569	18%	18%	484
Total expenses	$2,306	4%	5%	$2,216
% of Total Revenues	17%			18%

(1)
Excluding stock-based compensation

Total research and development expenses increased by $90 million in reported currency in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, primarily due to higher stock-based compensation expenses.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
General and administrative(1)	$272	-13%	-12%	$313
Stock-based compensation	86	6%	6%	80
Total expenses	$358	-9%	-8%	$393
% of Total Revenues	3%			3%

(1)
Excluding stock-based compensation

Total general and administrative expenses decreased by $35 million in reported currency in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. Excluding the favorable effects of currency rate fluctuations of 1%, the decrease was primarily due to a $14 million decrease in facilities and related expenses and a $6 million decrease in professional fees.

Amortization of Intangible Assets: Substantially all of our intangible assets were acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances. Refer to Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for additional information regarding our intangible assets and related amortization.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Developed technology	$165	-2%	-2%	$168
Cloud services and license support agreements and related relationships	211	-22%	-22%	269
Cloud license and on-premise license agreements and related relationships	115	-1%	-1%	116
Other	133	-37%	-37%	210
Total amortization of intangible assets	$624	-18%	-18%	$763

Amortization of intangible assets decreased by $139 million in reported currency in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Transitional and other employee related costs	$2	-66%	-67%	$6
Business combination adjustments, net	(5)	*	*	1
Other, net	16	244%	242%	4
Total acquisition related and other expenses	$13	9%	9%	$11

*	Not meaningful

Acquisition related and other expenses increased slightly in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, due to a $12 million increase in other expenses primarily related to certain asset impairment charges, partially offset by a $6 million decrease in business combination adjustments, net, and a $4 million decrease in transitional and other employee related costs.

Restructuring Expenses: Restructuring expenses resulted from the execution of management-approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies and/or other strategic initiatives. Restructuring expenses consist of employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Restructuring expenses	$73	-47%	-47%	$138

Restructuring expenses in each of the first quarters of fiscal 2025 and 2024 primarily related to the 2024 Restructuring Plan. Our management approved, committed to and initiated the 2024 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Interest expense	$842	-3%	-3%	$872

Interest expense decreased in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, primarily due to $2.0 billion and $3.5 billion of scheduled repayments of senior notes made during the first quarter of fiscal 2025 and full year of fiscal 2024, respectively.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
Interest income	$133	-2%	-2%	$136
Foreign currency losses, net	(50)	-38%	-39%	(82)
Noncontrolling interests in income	(43)	17%	17%	(37)
Losses from equity investments, net	(69)	-42%	-42%	(118)
Other income, net	49	-4%	-4%	52
Total non-operating income (expenses), net	$20	*	*	$(49)

*	Not meaningful

Our non-operating income, net increased by $69 million in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. The increase was primarily due to a $32 million decrease in foreign currency losses and a $49 million decrease in losses from equity investments, partially offset by higher expenses for noncontrolling interests in income.

(Provision for) Benefit from Income Taxes: Our effective income tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a discussion regarding the differences between the effective income tax rates as presented for the periods below and the U.S. federal statutory income tax rates that were in effect during these periods. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2024	Actual	Constant	2023
(Provision for) benefit from income taxes	$(240)	*	*	$45
Effective tax expense (benefit) rate	7.6%			(1.9%)

*	Not meaningful

Provision for income taxes increased during the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, primarily due to an unfavorable jurisdictional mix of earnings of $215 million and a decrease in tax benefits of $127 million related to stock-based compensation, partially offset by a $65 million benefit in unrecognized tax benefits associated with settlements with taxing authorities and other events.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2024	Change	May 31, 2024
Working capital	$(8,973)	0%	$(8,990)
Cash, cash equivalents and marketable securities	$10,911	2%	$10,661

Working capital: The increase in working capital as of August 31, 2024 in comparison to May 31, 2024 was primarily due to favorable impacts to our net current assets resulting from net income during the first quarter of fiscal 2025, substantially offset by $2.3 billion of cash used for capital expenditures, $1.1 billion of cash used to pay dividends to our stockholders, €750 million of long-term senior notes that were reclassified to current liabilities, $672 million of net cash used for our employee stock programs, $375 million of cash used for purchases of non-marketable investments and $150 million of cash used for repurchases of our common stock during the first quarter of fiscal 2025. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities with original maturities at the time of purchase greater than 90 days. The increase in cash, cash equivalents and marketable securities as of August 31, 2024 in comparison to May 31, 2024 was primarily due to cash inflows from our operations during the first quarter of fiscal 2025. This increase was partially offset by $2.4 billion of cash used for repayment of senior notes and commercial paper notes, $2.3 billion of cash used for capital expenditures, $1.1 billion of cash used to pay dividends to our stockholders, $672 million of net cash used for our employee stock programs, $375 million of cash used for purchases of non-marketable investments and $150 million of cash used for repurchases of our common stock. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Three Months Ended August 31,
(Dollars in millions)	2024	Change	2023
Net cash provided by operating activities	$7,427	6%	$6,974
Net cash used for investing activities	$(2,765)	77%	$(1,562)
Net cash used for financing activities	$(4,585)	30%	$(3,528)

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their cloud services and license support agreements. Customers for these cloud services and license support agreements are generally billed in advance of services being provided. Over the course of a fiscal year, we also generate cash from the sales of new licenses, hardware offerings and other services. Our primary uses of cash from operating activities are typically for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes, interest payments and leased facilities.

Net cash provided by operating activities increased by $453 million in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, primarily due to higher net income, partially offset by certain cash unfavorable working capital changes, net.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our acquisitions, purchases, maturities and sales of our investments in marketable securities and other instruments and investments in capital assets primarily to support the growth in our cloud and license business.

Net cash used for investing activities increased by $1.2 billion in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, primarily due to the increase in capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities increased by $1.1 billion in the first quarter of fiscal 2025, relative to the first quarter of fiscal 2024, primarily due to higher maturities of senior notes of $1.0 billion, higher repayments of commercial paper notes of $166 million, net of issuances, partially offset by higher net cash used for other activities of $220 million, in each case in the first quarter of fiscal 2025 relative to the first quarter of fiscal 2024. Further, during the first quarter of fiscal 2025, we refinanced our Term Loan Credit Agreement (defined below) that resulted in no net impact on financing cash flows for the period reported.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2024	Change	2023
Net cash provided by operating activities	$19,126	8%	$17,745
Capital expenditures	(7,855)	-5%	(8,290)
Free cash flow	$11,271	19%	$9,455
Net income	$10,976		$9,375
Net cash provided by operating activities as a percent of net income	174%		189%
Free cash flow as percent of net income	103%		101%

Recent Financing Activities:

Term Loan Credit Agreements: On June 10, 2024, we terminated our term loan credit agreement that we entered into in fiscal 2023 and repaid the principal amount outstanding together with interest accrued up to the date of repayment. Simultaneously, we borrowed up to the maximum commitment amount of $5.6 billion pursuant to a term loan credit agreement (Term Loan Credit Agreement) executed on the same date. Any remaining unpaid principal balance under the Term Loan Credit Agreement will become fully due and payable on August 16, 2027, unless the termination date of Term Loan Credit Agreement is extended. Refer to Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for additional details about our borrowings.

Contractual Obligations: During the first quarter of fiscal 2025, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, other than an increase in our operating lease commitments to $36.2 billion as of August 31, 2024. Our operating lease commitments, which are primarily for data centers, are generally expected to commence between the remainder of fiscal 2025 and fiscal 2027 and for terms of nine to fifteen years. We have not recorded these lease commitments on our Condensed Consolidated Balance Sheets as of August 31, 2024. Refer to Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for more information about our lease commitments.

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

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2021 has been an annualized rate of 1.9% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options as of August 31, 2024, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has substantially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of August 31, 2024, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 6.1%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2025. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for a more complete discussion of the market risks we encounter.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 6 (pertaining to information regarding contingencies related to our income taxes) and Note 9 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2024, approximately $6.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2024—June 30, 2024	0.3	$133.23	0.3	$6,916.3
July 1, 2024—July 31, 2024	0.4	$141.40	0.4	$6,864.0
August 1, 2024—August 31, 2024	0.4	$135.45	0.4	$6,812.3
Total	1.1	$136.76	1.1

Item 6. Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

99.01	$5,630,000,000 Term Loan Credit Agreement dated as of June 10, 2024 among Oracle Corporation and the lenders and agents named therein	10-K	001-35992	99.01	6/20/24	Oracle Corporation

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of August 31, 2024 and May 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, formatted in Inline XBRL and included in Exhibit 101

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 10, 2024	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 10, 2024	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)