Form 10-Q
period 2024-11-30
ORACLE CORP
filed 2024-12-10
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

The number of shares of registrant’s common stock outstanding as of December 6, 2024 was: 2,796,956,000.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “commits,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “goal,” “intends,” “is designed to,” “likely,” “maintains,” “may,” “plans,” “potential,” “seeks,” “shall,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 and our other Quarterly Reports on Form 10-Q filed or to be filed by us in our fiscal year 2025, which runs from June 1, 2024 to May 31, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2024 and May 31, 2024

(Unaudited)

(in millions, except per share data)	November 30, 2024	May 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,941	$10,454
Marketable securities	370	207
Trade receivables, net of allowances for credit losses of $546 and $485 as of November 30, 2024 and May 31, 2024, respectively	8,177	7,874
Prepaid expenses and other current assets	4,015	4,019
Total current assets	23,503	22,554
Non-current assets:
Property, plant and equipment, net	26,432	21,536
Intangible assets, net	5,679	6,890
Goodwill, net	62,204	62,230
Deferred tax assets	11,984	12,273
Other non-current assets	18,681	15,493
Total non-current assets	124,980	118,422
Total assets	$148,483	$140,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$8,162	$10,605
Accounts payable	2,679	2,357
Accrued compensation and related benefits	1,653	1,916
Deferred revenues	9,430	9,313
Other current liabilities	7,128	7,353
Total current liabilities	29,052	31,544
Non-current liabilities:
Notes payable and other borrowings, non-current	80,462	76,264
Income taxes payable	9,553	10,817
Deferred tax liabilities	2,864	3,692
Other non-current liabilities	12,316	9,420
Total non-current liabilities	105,195	100,193
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,796 shares and 2,755 shares as of November 30, 2024 and May 31, 2024, respectively	34,310	32,764
Accumulated deficit	(19,045)	(22,628)
Accumulated other comprehensive loss	(1,519)	(1,432)
Total Oracle Corporation stockholders’ equity	13,746	8,704
Noncontrolling interests	490	535
Total stockholders’ equity	14,236	9,239
Total liabilities and stockholders’ equity	$148,483	$140,976

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2024 and 2023

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenues:
Cloud services and license support	$10,806	$9,639	$21,324	$19,186
Cloud license and on-premise license	1,195	1,178	2,065	1,987
Hardware	728	756	1,383	1,470
Services	1,330	1,368	2,594	2,751
Total revenues	14,059	12,941	27,366	25,394
Operating expenses:
Cloud services and license support(1)	2,746	2,274	5,344	4,452
Hardware(1)	172	213	333	432
Services(1)	1,167	1,253	2,314	2,465
Sales and marketing(1)	2,190	2,093	4,226	4,118
Research and development	2,471	2,226	4,777	4,442
General and administrative	387	375	745	769
Amortization of intangible assets	591	755	1,215	1,518
Acquisition related and other	31	47	44	58
Restructuring	84	83	157	222
Total operating expenses	9,839	9,319	19,155	18,476
Operating income	4,220	3,622	8,211	6,918
Interest expense	(866)	(888)	(1,708)	(1,760)
Non-operating income (expenses), net	36	(14)	57	(63)
Income before income taxes	3,390	2,720	6,560	5,095
Provision for income taxes	239	217	480	172
Net income	$3,151	$2,503	$6,080	$4,923
Earnings per share:
Basic	$1.13	$0.91	$2.19	$1.80
Diluted	$1.10	$0.89	$2.13	$1.75
Weighted average common shares outstanding:
Basic	2,790	2,746	2,775	2,737
Diluted	2,869	2,817	2,860	2,820

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2024 and 2023

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Net income	$3,151	$2,503	$6,080	$4,923
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(217)	86	3	42
Net unrealized gains (losses) on cash flow hedges	28	(17)	(88)	55
Other, net	(2)	1	(2)	(2)
Total other comprehensive (loss) income, net	(191)	70	(87)	95
Comprehensive income	$2,960	$2,573	$5,993	$5,018

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended November 30, 2024 and 2023

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2024	2023	2024	2023
Common stock and additional paid in capital
Balance, beginning of period	$33,083	$30,295	$32,764	$30,215
Common stock issued	128	118	307	426
Stock-based compensation	1,170	1,029	2,176	1,878
Repurchases of common stock	(11)	(43)	(24)	(56)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(47)	(673)	(898)	(1,733)
Other, net	(13)	(2)	(15)	(6)
Balance, end of period	$34,310	$30,724	$34,310	$30,724
Accumulated deficit
Balance, beginning of period	$(20,939)	$(26,428)	$(22,628)	$(27,620)
Repurchases of common stock	(139)	(407)	(276)	(544)
Cash dividends declared	(1,118)	(1,099)	(2,221)	(2,190)
Net income	3,151	2,503	6,080	4,923
Balance, end of period	$(19,045)	$(25,431)	$(19,045)	$(25,431)
Other stockholders’ equity, net
Balance, beginning of period	$(875)	$(1,026)	$(897)	$(1,039)
Other comprehensive (loss) income, net	(191)	70	(87)	95
Other, net	37	41	(45)	29
Balance, end of period	$(1,029)	$(915)	$(1,029)	$(915)
Total stockholders’ equity	$14,236	$4,378	$14,236	$4,378
Cash dividends declared per common share	$0.40	$0.40	$0.80	$0.80

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2024 and 2023

(Unaudited)

	Six Months Ended November 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$6,080	$4,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,712	1,510
Amortization of intangible assets	1,215	1,518
Deferred income taxes	(601)	(1,049)
Stock-based compensation	2,176	1,878
Other, net	298	331
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables, net	(451)	145
Decrease in prepaid expenses and other assets	676	301
Decrease in accounts payable and other liabilities	(1,143)	(1,048)
Decrease in income taxes payable	(1,685)	(1,541)
Increase in deferred revenues	454	149
Net cash provided by operating activities	8,731	7,117
Cash flows from investing activities:
Purchases of marketable securities and other investments	(636)	(515)
Proceeds from sales and maturities of marketable securities and other investments	356	157
Acquisitions, net of cash acquired	—	(59)
Capital expenditures	(6,273)	(2,394)
Net cash used for investing activities	(6,553)	(2,811)
Cash flows from financing activities:
Payments for repurchases of common stock	(300)	(600)
Proceeds from issuances of common stock	307	426
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(898)	(1,733)
Payments of dividends to stockholders	(2,221)	(2,190)
(Repayments of) proceeds from issuances of commercial paper, net	(396)	1,749
Proceeds from issuances of senior notes and term loan credit agreements, net of issuance costs	11,837	—
Repayments of senior notes and term loan credit agreements	(9,700)	(3,500)
Other, net	(276)	31
Net cash used for financing activities	(1,647)	(5,817)
Effect of exchange rate changes on cash and cash equivalents	(44)	(10)
Net increase (decrease) in cash and cash equivalents	487	(1,521)
Cash and cash equivalents at beginning of period	10,454	9,765
Cash and cash equivalents at end of period	$10,941	$8,244
Non-cash investing activities:
Unpaid capital expenditures	$2,086	$563

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2024

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

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the six months ended November 30, 2024.

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

During the first quarter of fiscal 2025, we completed an assessment of the useful lives of our servers and networking equipment and increased the estimate of the useful lives from five years to six years, effective at the beginning of fiscal 2025. Based on the carrying value of our servers and networking equipment as of May 31, 2024, this change in accounting estimate decreased our total operating expenses by $189 million and increased our net income by $149 million, or $0.05 per both basic and diluted share, for the second quarter of fiscal 2025 and decreased our total operating expenses by $386 million and increased our net income by $306 million, or $0.11 per both basic and diluted share, for the first half of fiscal 2025.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of November 30, 2024 and May 31, 2024 and our condensed consolidated statements of cash flows for the six months ended November 30, 2024 and 2023 was immaterial.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of November 30, 2024 and May 31, 2024. The revenues recognized during the six months ended November 30, 2024 and 2023 that were included in the opening deferred revenues balances as of May 31, 2024 and 2023 were approximately $6.9 billion and $6.8 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and six months ended November 30, 2024 and 2023, respectively.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, were $97.3 billion as of November 30, 2024, of which we expect to recognize approximately 39% as revenues over the next twelve months, 39% over the subsequent month 13 to month 36, 19% over the subsequent month 37 to month 60 and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $266 million and $861 million for the three and six months ended November 30, 2024, respectively, and $255 million and $816 million for the three and six months ended November 30, 2023, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $1.9 billion and $2.0 billion as of November 30, 2024 and May 31, 2024, respectively, and are included in other non-current assets in the accompanying condensed consolidated balance sheets and are subject to periodic credit losses and impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable investments held as of these dates were with Ampere Computing Holdings LLC (Ampere), a related party entity in which we have an ownership interest of approximately 29% as of November 30, 2024. We follow the equity method of accounting for our investment in Ampere and our share of loss under the equity method of accounting is recorded in the non-operating income (expenses), net line item in our condensed consolidated statements of operations. We also have convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the six months ended November 30, 2024, we invested an aggregate of $135 million in convertible debt instruments issued by Ampere. The total carrying value of our investments in Ampere after accounting for losses under the equity method of accounting was $1.5 billion as of November 30, 2024. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $450 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations. Ampere has historically generated net losses.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Transitional and other employee related costs	$1	$6	$3	$12
Business combination adjustments, net	(1)	12	(5)	13
Other, net	31	29	46	33
Total acquisition related and other expenses	$31	$47	$44	$58

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Interest income	$149	$133	$283	$269
Foreign currency losses, net	(9)	(32)	(59)	(113)
Noncontrolling interests in income	(47)	(41)	(90)	(78)
Losses from equity investments, net	(108)	(79)	(177)	(197)
Other income, net	51	5	100	56
Total non-operating income (expenses), net	$36	$(14)	$57	$(63)

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

Income Statement: In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which enhances the disclosures required for expense disaggregation in our annual and interim

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

consolidated financial statements. ASU 2024-03 is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. We are currently evaluating the impact of our pending adoption of ASU 2024-03 on our consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2024			May 31, 2024
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$4,500	$—	$4,500	$2,620	$—	$2,620
Time deposits and other	71	409	480	48	262	310
Derivative financial instruments	—	91	91	—	179	179
Total assets	$4,571	$500	$5,071	$2,668	$441	$3,109
Liabilities:
Derivative financial instruments	$—	$100	$100	$—	$96	$96

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

Our cash equivalents and marketable securities investments consist of money market funds, time deposits, marketable equity securities and certain other securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of November 30, 2024 and May 31, 2024, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $88.6 billion and $86.5 billion of senior notes and other long-term borrowings and the related fair value hedges that we had outstanding as of November 30, 2024 and May 31, 2024, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges using Level 2 inputs at November 30, 2024 and May 31, 2024 were $82.0 billion and $77.2 billion, respectively.

3.
NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In September 2024, we issued $6.3 billion, par value, of fixed-rate senior notes comprised of the following as of November 30, 2024:

	November 30, 2024
(Dollars in millions)	Amount	Effective Interest Rate
$1,500, 4.20%, due September 2029	$1,500	4.27%
$1,750, 4.70%, due September 2034	1,750	4.77%
$1,750, 5.375%, due September 2054	1,750	5.43%
$1,250, 5.50%, due September 2064	1,250	5.55%
Total fixed rate senior notes	$6,250
Unamortized discount/issuance costs	(39)
Total fixed-rate senior notes, net	$6,211

We issued the senior notes to repay all or a portion of $2.0 billion of senior notes due November 2024, $3.5 billion of senior notes due April 2025 and $2.5 billion of senior notes due May 2025 and to pay accrued interest and any related premiums, fees and expenses in connection therewith; to repay all or a portion of commercial paper notes outstanding; and to use any remaining net proceeds from the borrowing for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of other indebtedness and future acquisitions. The interest is payable semi-annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle. All existing and future indebtedness and liabilities of the subsidiaries of Oracle are or will be effectively senior to the senior notes. We were in compliance with all senior notes-related covenants as of November 30, 2024. The material terms and conditions of the senior notes are set forth in, and the foregoing description of the senior notes is qualified in its entirety by reference to, the Officers’ Certificate filed herewith as Exhibit 4.01 and incorporated by reference herein.

4.
RESTRUCTURING ACTIVITIES

Fiscal 2024 Oracle Restructuring Plan

During fiscal 2024, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2024 Restructuring Plan). In the second quarter of fiscal 2025, our management supplemented the 2024 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2024 Restructuring Plan are up to $673 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through the end of the plan. We recorded $161 million and $243 million of restructuring expenses in connection with the 2024 Restructuring Plan during the six months ended November 30, 2024 and 2023, respectively. Any changes to the estimates of executing the 2024 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued	Six Months Ended November 30, 2024				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2024(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	November 30, 2024(2)	Accrued to Date	Program Costs
2024 Restructuring Plan(1)
Cloud and license	$87	$57	$(2)	$(69)	$(2)	$71	$250	$259
Hardware	4	6	—	(5)	—	5	15	18
Services	12	16	—	(12)	—	16	61	87
Other	49	84	—	(78)	—	55	267	309
Total 2024 Restructuring Plan	$152	$163	$(2)	$(164)	$(2)	$147	$593	$673
Total other restructuring plans(6)	$84	$—	$(4)	$(18)	$(1)	$61
Total restructuring plans	$236	$163	$(6)	$(182)	$(3)	$208

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of November 30, 2024 and May 31, 2024, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

5.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2024	May 31, 2024
Cloud services and license support	$8,411	$8,203
Hardware	583	546
Services	383	512
Cloud license and on-premise license	53	52
Deferred revenues, current	9,430	9,313
Deferred revenues, non-current (in other non-current liabilities)	1,396	1,233
Total deferred revenues	$10,826	$10,546

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

6.
STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2024, approximately $6.7 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 2.0 million shares for $300 million during the six months ended November 30, 2024 and 5.3 million shares for $600 million during the six months ended November 30, 2023 under the stock repurchase program.

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

Dividends on Common Stock

In December 2024, our Board of Directors declared a quarterly cash dividend of $0.40 per share of our outstanding common stock. The dividend is payable on January 23, 2025 to stockholders of record as of the close of business on January 9, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2025 Stock‑Based Awards Activity and Compensation Expense

During the first half of fiscal 2025, we issued 34 million restricted stock-based units (RSUs), substantially all of which were part of our annual stock-based award process and are subject to service-based vesting restrictions. These fiscal 2025 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 4 million shares during the first half of fiscal 2025.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

The RSUs that were granted during the six months ended November 30, 2024 have similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 12 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Cloud services and license support	$158	$137	$299	$248
Hardware	8	6	14	11
Services	53	45	96	78
Sales and marketing	195	174	356	309
Research and development	657	573	1,226	1,057
General and administrative	99	94	185	175
Total stock-based compensation	$1,170	$1,029	$2,176	$1,878

7.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 7.1% and 7.3% for the three and six months ended November 30, 2024, respectively, and 8.0% and 3.4% for the three and six months ended November 30, 2023, respectively.

Our net deferred tax assets were $9.1 billion and $8.6 billion as of November 30, 2024 and May 31, 2024, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

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

8.
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

November 30, 2024

(Unaudited)

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Cloud and license:
Revenues	$12,001	$10,817	$23,389	$21,173
Cloud services and license support expenses	2,555	2,105	4,977	4,145
Sales and marketing expenses	1,888	1,797	3,659	3,582
Margin(1)	$7,558	$6,915	$14,753	$13,446
Hardware:
Revenues	$728	$756	$1,383	$1,470
Hardware products and support expenses	161	204	313	415
Sales and marketing expenses	69	78	135	148
Margin(1)	$498	$474	$935	$907
Services:
Revenues	$1,330	$1,368	$2,594	$2,751
Services expenses	1,080	1,166	2,145	2,311
Margin(1)	$250	$202	$449	$440
Totals:
Revenues	$14,059	$12,941	$27,366	$25,394
Expenses	5,753	5,350	11,229	10,601
Margin(1)	$8,306	$7,591	$16,137	$14,793

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

The following table reconciles total margin for operating segments to income before income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Total margin for operating segments	$8,306	$7,591	$16,137	$14,793
Research and development	(2,471)	(2,226)	(4,777)	(4,442)
General and administrative	(387)	(375)	(745)	(769)
Amortization of intangible assets	(591)	(755)	(1,215)	(1,518)
Acquisition related and other	(31)	(47)	(44)	(58)
Restructuring	(84)	(83)	(157)	(222)
Stock-based compensation for operating segments	(414)	(362)	(765)	(646)
Expense allocations and other, net	(108)	(121)	(223)	(220)
Interest expense	(866)	(888)	(1,708)	(1,760)
Non-operating income (expenses), net	36	(14)	57	(63)
Income before income taxes	$3,390	$2,720	$6,560	$5,095

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Americas	$8,933	$8,067	$17,305	$15,907
EMEA(1)	3,381	3,170	6,609	6,175
Asia Pacific	1,745	1,704	3,452	3,312
Total revenues	$14,059	$12,941	$27,366	$25,394

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Cloud services	$5,937	$4,775	$11,559	$9,410
License support	4,869	4,864	9,765	9,776
Total cloud services and license support revenues	$10,806	$9,639	$21,324	$19,186

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Applications cloud services and license support	$4,784	$4,474	$9,552	$8,945
Infrastructure cloud services and license support	6,022	5,165	11,772	10,241
Total cloud services and license support revenues	$10,806	$9,639	$21,324	$19,186

9.
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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income	$3,151	$2,503	$6,080	$4,923
Weighted-average common shares outstanding	2,790	2,746	2,775	2,737
Dilutive effect of employee stock plans	79	71	85	83
Dilutive weighted-average common shares outstanding	2,869	2,817	2,860	2,820
Basic earnings per share	$1.13	$0.91	$2.19	$1.80
Diluted earnings per share	$1.10	$0.89	$2.13	$1.75
Anti-dilutive stock awards excluded from calculation(1)	22	27	23	27

(1)
These stock awards primarily relate to contingently issuable shares pursuant to performance stock option arrangements. Such shares could be dilutive in the future.
10.
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

November 30, 2024

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

Trial commenced on July 18, 2022, and on November 18, 2022, the court held a final hearing on the parties’ post-trial briefing. On December 27, 2022, the court “so ordered” a stipulation, dismissing the Board member from this action. On May 12, 2023, the court issued its trial ruling, finding for defendants and rejecting plaintiffs’ claims. The court entered judgment for defendants on March 5, 2024. On April 2, 2024, plaintiffs filed a notice of appeal, appealing the court’s judgment and certain discovery decisions relating to the SLC. After full briefing, on October 23, 2024, the Supreme Court of Delaware, sitting en banc, heard oral argument on the appeal. The court has not yet issued a decision on this appeal.

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

Plaintiff in the derivative action filed an amended complaint on June 4, 2021. The derivative suit was brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against our Chief Technology Officer, our Chief Executive Officer and the estate of Mark Hurd. Plaintiff claimed that the alleged actions described in the 10b-5 class action caused harm to Oracle, including harming Oracle because Oracle allegedly repurchased its own stock at an inflated price. Plaintiff also claimed that defendants violated their fiduciary duties of candor, good faith, loyalty, and due care by failing to prevent this alleged harm. Plaintiff also brought derivative claims for violations of federal securities laws. Plaintiff sought a ruling that this case may proceed as a derivative action, a finding that defendants are liable for breaching their fiduciary duties, an award of damages to Oracle, an order directing defendants to enact corporate reforms, attorneys’ fees and costs, and unspecified relief. The parties reached an agreement to settle this case, under which Oracle will implement certain corporate governance measures, which shall remain in place for five years, and Oracle would pay plaintiffs’ attorneys’ fees and costs of no more than $700,000. On April 5, 2024, plaintiffs filed a motion for preliminary approval of the proposed settlement. On August 8, 2024, the court held a hearing where it granted plaintiffs’ motion and preliminarily approved the settlement. On November 14, 2024, the court held a final fairness hearing. No one objected to the settlement, and the court approved the settlement,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2024

(Unaudited)

entering a final judgment dismissing this case on November 14, 2024. On December 2, 2024, Oracle paid plaintiffs the $700,000 provided for in the settlement. This matter is now concluded.

Netherlands Privacy Class Action

On August 14, 2020, The Privacy Collective (TPC), a foundation having its registered office in Amsterdam, filed a purported class action lawsuit against Oracle Nederland B.V, Oracle Corporation and Oracle America, Inc. (the Oracle Defendants), Salesforce.com, Inc. and SFDC Netherlands B.V. in the District Court of Amsterdam. TPC alleges that the Oracle Defendants’ Data Management Platform product violates certain articles of the EU Charter of Fundamental Rights, the General Data Protection Regulation (GDPR) and the Dutch Telecommunications Act (Telecommunicatiewet). TPC claims damages under a number of categories, including: “immaterial damages” (at a fixed amount of €500 per Dutch internet user); “material damages” (in that the costs of loss of control over personal data should be equated to the market value of the personal data for parties like the Oracle Defendants); compensation for losses suffered due to an alleged data breach (at a fixed amount of €100 per Dutch internet user); and compensation for the costs of the litigation funder (10% to 25% of the compensation awarded); and the (actual) cost of the proceedings and extrajudicial costs.

We filed our defense on March 3, 2021, and on December 29, 2021, the District Court issued a judgment, holding that all of TPC’s claims were deemed inadmissible because of fundamental procedural flaws. TPC filed an appeal with the Court of Appeal in Amsterdam challenging the District Court’s judgment, except for the claims regarding the alleged data breach, which were dropped. On June 18, 2024, the Court of Appeal overturned the District Court’s decision regarding admissibility, thus permitting the case to proceed. We requested that the Court of Appeal permit an interim appeal to the Dutch Supreme Court and/or the European Court of Justice. On September 24, 2024, the Court of Appeal issued a judgment confirming that TPC’s claims are admissible and referred the matter back to the District Court of Amsterdam for a decision on the merits of TPC’s claims, including TPC’s claims for damages under article 82 of the GDPR. The Court of Appeal also granted Oracle’s request for an interim appeal to the Supreme Court, appealing the June 18 and the September 24, 2024, judgments. Oracle’s appeal is due by December 24, 2024. Once filed, the Supreme Court appeal will suspend proceedings before the District Court.

On October 23, 2024, in anticipation of suspended proceedings following such Supreme Court appeal, the District Court effectively stayed proceedings by referring the matter to the “special docket session” on April 2, 2025.

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

We have three businesses: cloud and license; hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which are our Chief Executive Officer and Chief Technology Officer, view our operating results and allocate resources.

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 42% of our total revenues for each of the three- and six-month periods ended November 30, 2024, and 37% of our total revenues for each of the three- and six-month periods ended November 30, 2023.

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

Hardware Business

Our hardware business, which represented 5% of our total revenues on a trailing 4-quarter basis, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to continue to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

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

Investment in Ampere Computing Holdings LLC

From time to time since 2017, we have made investments in Ampere Computing Holdings LLC (Ampere), a related party entity, in the form of equity and convertible debt instruments. The total carrying value of our investments in Ampere, after accounting for losses under the equity method of accounting, was $1.5 billion as of November 30, 2024. We currently expect Ampere to continue to generate net losses in future periods, but we remain confident in the long-term potential of Ampere’s server chips.

Our equity investments in Ampere represent an ownership interest of approximately 29% as of November 30, 2024. We also own convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the six months ended November 30, 2024, we invested an aggregate of $135 million in convertible debt instruments issued by Ampere. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $450 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income (expenses), net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2024, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2024 and 2023, our financial statements would reflect reported revenues of $1.06 million in the first half of fiscal 2025 (using 1.06 as the applicable average exchange rate for the period) and $1.10 million in the first half of fiscal 2024 (using 1.10 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first half of fiscal 2025 and 2024 using the May 31, 2024 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Total Revenues by Geography:
Americas	$8,933	11%	11%	$8,067	$17,305	9%	9%	$15,907
EMEA(1)	3,381	7%	5%	3,170	6,609	7%	6%	6,175
Asia Pacific	1,745	2%	2%	1,704	3,452	4%	5%	3,312
Total revenues	14,059	9%	9%	12,941	27,366	8%	8%	25,394
Total Operating Expenses	9,839	6%	6%	9,319	19,155	4%	4%	18,476
Total Operating Margin	$4,220	17%	16%	$3,622	$8,211	19%	19%	$6,918
Total Operating Margin %	30%			28%	30%			27%
% Revenues by Geography:
Americas	64%			62%	63%			63%
EMEA	24%			25%	24%			24%
Asia Pacific	12%			13%	13%			13%
Total Revenues by Business:
Cloud and license	$12,001	11%	11%	$10,817	$23,389	10%	11%	$21,173
Hardware	728	-4%	-3%	756	1,383	-6%	-5%	1,470
Services	1,330	-3%	-3%	1,368	2,594	-6%	-5%	2,751
Total revenues	$14,059	9%	9%	$12,941	$27,366	8%	8%	$25,394
% Revenues by Business:
Cloud and license	86%			83%	86%			83%
Hardware	5%			6%	5%			6%
Services	9%			11%	9%			11%

(1)
Comprised of Europe, the Middle East and Africa

Total revenues increased by $1.1 billion and $2.0 billion in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods, due to a $1.2 billion and a $2.2 billion increase in cloud and license revenues, partially offset by a $28 million and an $87 million decrease in hardware revenues and a $38 million and a $157 million decrease in services revenues, in each case during the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the unfavorable effects of foreign currency rate fluctuations of less than 1% in the second quarter of fiscal 2025 and 1% in the first half of fiscal 2025, the increase in our cloud and license business revenues was primarily due to growth in our cloud services revenues as customers purchased our applications and infrastructure technologies and also renewed their related cloud contracts to continue to gain access to the latest versions of our technologies. In constant currency, applications cloud services and license support contributed 25% and 28% and infrastructure cloud services and license support contributed 75% and 72% of the growth in cloud services and license support revenues, in each case in the second quarter and the first half of fiscal 2025, respectively. In our hardware business, the constant currency decrease in revenues in the fiscal 2025 periods presented was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies. In our services business, the constant currency decrease in revenues in the fiscal 2025 periods presented was attributable to a decrease in revenues from each of our primary services offerings. The Americas region contributed 82% and 74%, the EMEA region contributed 15% and 18% and the Asia Pacific region contributed 3% and 8% to the constant currency total revenue growth during the second quarter and the first half of fiscal 2025, respectively.

Total GAAP operating expenses increased by $520 million and $679 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. The increase in GAAP operating expenses in reported currency was primarily due to a $472 million and an $892 million increase in cloud services and license support expenses primarily due to higher infrastructure expenses and higher employee related expenses, including higher expenses relating to stock-based compensation, that were incurred to support the growth in our cloud services revenues; a $245 million and a $335 million increase in research and development expenses primarily due to higher employee related expenses, including higher stock-based compensation expenses; and a $97 million and a $108 million increase in sales and marketing expenses, in each case during the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. These increases in GAAP operating expenses in reported currency were partially offset by a $164 million and a $303 million decrease in expenses for the amortization of intangible assets as certain of our assets were fully amortized; an $86 million and a $151 million decrease in services expenses primarily due to lower bad debt expenses and lower external contractor expenses; and a $41 million and a $99 million decrease in hardware expenses due to lower hardware product and support costs, in each case during the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. A $65 million decrease in restructuring expenses, relative to the corresponding prior year period, further offset the increase in operating expenses in the first half of fiscal 2025.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased in the fiscal 2025 periods presented, relative to the corresponding prior year periods, due to higher revenues.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expenses, including stock-based compensation, that affected our GAAP net income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2024	2023	2024	2023
Amortization of intangible assets(1)	$591	$755	$1,215	$1,518
Acquisition related and other(2)	31	47	44	58
Restructuring(3)	84	83	157	222
Stock-based compensation, operating segments(4)	414	362	765	646
Stock-based compensation, R&D and G&A(4)	756	667	1,411	1,232
Income tax effects(5)	(820)	(655)	(1,500)	(1,478)
	$1,056	$1,259	$2,092	$2,198

(1)
Represents the amortization of intangible assets, all of which were acquired in connection with our acquisitions. As of November 30, 2024, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2025	$1,092
Fiscal 2026	1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Fiscal 2030	522
Thereafter	558
Total intangible assets, net	$5,679

(2)
Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.
(3)
Restructuring expenses in each of the fiscal 2025 and 2024 periods presented primarily related to employee severance in connection with the Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.
(4)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2024	2023	2024	2023
Cloud services and license support	$158	$137	$299	$248
Hardware	8	6	14	11
Services	53	45	96	78
Sales and marketing	195	174	356	309
Stock-based compensation, operating segments	414	362	765	646
Research and development	657	573	1,226	1,057
General and administrative	99	94	185	175
Total stock-based compensation	$1,170	$1,029	$2,176	$1,878

(5)
For all periods presented, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure. These adjustments resulted in effective tax rates of 20.1% and 19.5%, instead of 7.1% and 7.3%, respectively, for the second quarter and the first half of fiscal 2025 and 18.8% for each of the second quarter and the first half of fiscal 2024, instead of 8.0% and 3.4%, respectively, for the second quarter and the first half of fiscal 2024, which in each case represented our effective tax rates as derived per our condensed consolidated statements of operations.

Cloud and License Business

Our cloud and license business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle Cloud Services offerings; Oracle cloud license and on-premise license offerings; and Oracle license support offerings. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, deploy, host, manage and support. Revenues for our cloud services are generally recognized ratably over the contractual term, which is generally one to four years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. License support revenues are typically generated through the sale of applications and infrastructure software license support contracts related to cloud licenses and on-premise licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses and sales and marketing expenses. These costs are largely personnel and infrastructure related and include the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings and marketing program costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Cloud and License Revenues:
Americas	$7,773	14%	14%	$6,839	$15,089	12%	13%	$13,435
EMEA	2,815	8%	6%	2,604	5,502	8%	7%	5,077
Asia Pacific	1,413	3%	3%	1,374	2,798	5%	6%	2,661
Total revenues	12,001	11%	11%	10,817	23,389	10%	11%	21,173
Expenses:
Cloud services and license support(1)	2,555	21%	21%	2,105	4,977	20%	20%	4,145
Sales and marketing(1)	1,888	5%	5%	1,797	3,659	2%	3%	3,582
Total expenses(1)	4,443	14%	14%	3,902	8,636	12%	12%	7,727
Total Margin	$7,558	9%	9%	$6,915	$14,753	10%	10%	$13,446
Total Margin %	63%			64%	63%			64%
% Revenues by Geography:
Americas	65%			63%	64%			63%
EMEA	23%			24%	24%			24%
Asia Pacific	12%			13%	12%			13%
Revenues by Offerings:
Cloud services	$5,937	24%	24%	$4,775	$11,559	23%	23%	$9,410
License support	4,869	0%	0%	4,864	9,765	0%	0%	9,776
Cloud license and on-premise license	1,195	1%	3%	1,178	2,065	4%	5%	1,987
Total revenues	$12,001	11%	11%	$10,817	$23,389	10%	11%	$21,173
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$4,784	7%	7%	$4,474	$9,552	7%	7%	$8,945
Infrastructure cloud services and license support	6,022	17%	17%	5,165	11,772	15%	16%	10,241
Total cloud services and license support revenues	$10,806	12%	12%	$9,639	$21,324	11%	11%	$19,186

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our cloud and license business’ total revenues increased by $1.2 billion and $2.2 billion in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods, primarily due to a $1.2 billion and a $2.1 billion increase in cloud services revenues as customers purchased our applications and infrastructure technologies and renewed their related cloud contracts to continue to gain access to the latest versions of our technologies for which we delivered such cloud services during the periods presented. In constant currency, applications cloud services and license support contributed 25% and 28% and infrastructure cloud services and license support contributed 75% and 72% of the growth in cloud services and license support revenues in the second quarter and the first half of fiscal 2025, respectively. The Americas region contributed 83% and 77%, the EMEA region contributed 14% and 16% and the Asia Pacific region contributed 3% and 7% to the constant currency revenue growth for this business during the second quarter and the first half of fiscal 2025, respectively.

Total cloud and license business’ expenses increased by $541 million and $909 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the favorable effects of currency rate fluctuations of less than 1% in each of the second quarter and the first half of fiscal 2025, the increase in expenses was primarily due to a $307 million and a $561 million increase in infrastructure expenses, a $108 million and a $184 million increase in employee related expenses for employees engaged in cloud services delivery and a $93 million and a $92 million increase in sales and marketing expenses, in each case in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods, to support the increase in our cloud services revenues. Our cloud services and license support expenses have grown in recent periods, and we expect this trend to continue during fiscal 2025 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased in the fiscal 2025 periods presented, relative to the corresponding prior year periods, due to increases in total revenues for this business. In constant currency, total margin as a percentage of revenues decreased in the fiscal 2025 periods presented, relative to the corresponding prior year periods, due to an increase in total expenses for this business.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Hardware Revenues:
Americas	$350	-4%	-3%	$364	$639	-11%	-10%	$713
EMEA	222	-2%	-2%	225	435	0%	0%	434
Asia Pacific	156	-6%	-6%	167	309	-4%	-3%	323
Total revenues	728	-4%	-3%	756	1,383	-6%	-5%	1,470
Expenses:
Hardware products and support(1)	161	-21%	-20%	204	313	-25%	-24%	415
Sales and marketing(1)	69	-11%	-11%	78	135	-9%	-9%	148
Total expenses(1)	230	-18%	-18%	282	448	-20%	-20%	563
Total Margin	$498	5%	5%	$474	$935	3%	4%	$907
Total Margin %	68%			63%	68%			62%
% Revenues by Geography:
Americas	48%			48%	46%			48%
EMEA	31%			30%	32%			30%
Asia Pacific	21%			22%	22%			22%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total hardware revenues decreased by $28 million and $87 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the unfavorable impact of currency rate fluctuation of 1% in each of the second quarter and the first half of fiscal 2025, the decrease in hardware revenues was primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Geographically, we experienced constant currency hardware revenue declines in all regions in the fiscal 2025 periods presented, relative to the corresponding prior year periods.

Total hardware expenses decreased by $52 million and $115 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the favorable currency rate fluctuations effect of less than 1% in each of the second quarter and the first half of fiscal 2025, the constant currency decrease in hardware expenses aligned with lower hardware revenues and was due to a $41 million and a $99 million decrease in hardware product and support costs and an $8 million and a $13 million decrease in sales and marketing expenses, in each case during the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues increased in the fiscal 2025 periods presented, relative to the corresponding prior year periods, due to lower total expenses for this business.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Services Revenues:
Americas	$810	-6%	-6%	$864	$1,577	-10%	-10%	$1,759
EMEA	344	1%	0%	341	672	1%	0%	664
Asia Pacific	176	8%	8%	163	345	5%	6%	328
Total revenues	1,330	-3%	-3%	1,368	2,594	-6%	-5%	2,751
Total Expenses(1)	1,080	-7%	-7%	1,166	2,145	-7%	-7%	2,311
Total Margin	$250	24%	23%	$202	$449	2%	2%	$440
Total Margin %	19%			15%	17%			16%
% Revenues by Geography:
Americas	61%			63%	61%			64%
EMEA	26%			25%	26%			24%
Asia Pacific	13%			12%	13%			12%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total services revenues decreased by $38 million and $157 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the effects of unfavorable currency rate fluctuations of less than 1% in the second quarter of fiscal 2025 and 1% in the first half of fiscal 2025, the decrease in total services revenues was due to a decrease in revenues in each of our primary services offerings, relative to the corresponding prior year periods. The constant currency decrease in services revenues in the Americas and the EMEA regions was partially offset by a constant currency increase in services revenues in the Asia Pacific region in the second quarter of fiscal 2025, while a constant currency decrease in services revenues in the Americas region was partially offset by a constant currency increase in services revenues in the EMEA and the Asia Pacific regions in the first half of fiscal 2025.

Total services expenses decreased by $86 million and $166 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the favorable effects of currency rate fluctuations of less than 1% in each of the second quarter and the first half of fiscal 2025, the decrease in services expenses was primarily due to a decrease in bad debt expenses of $56 million and $33 million and a decrease in external contractor expenses of $41 million and $105 million, in each case in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. The constant currency decrease in services expenses for the second quarter of fiscal 2025 was partially offset by an increase in employee related expenses of $25 million.

In constant currency, our services business’ total margin and total margin as a percentage of revenues increased in the fiscal 2025 periods presented, relative to the corresponding prior year periods, due to lower total expenses for this business.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Research and development(1)	$1,814	10%	10%	$1,653	$3,551	5%	5%	$3,385
Stock-based compensation	657	15%	15%	573	1,226	16%	16%	1,057
Total expenses	$2,471	11%	11%	$2,226	$4,777	8%	8%	$4,442
% of Total Revenues	18%			17%	18%			17%

(1)
Excluding stock-based compensation

Total research and development expenses increased by $245 million and $335 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods, primarily due to higher employee related expenses, including higher stock-based compensation expenses.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
General and administrative(1)	$288	2%	2%	$281	$560	-6%	-5%	$594
Stock-based compensation	99	5%	5%	94	185	6%	6%	175
Total expenses	$387	3%	3%	$375	$745	-3%	-3%	$769
% of Total Revenues	3%			3%	3%			3%

(1)
Excluding stock-based compensation

Fiscal Second Quarter 2025 Compared to Fiscal Second Quarter 2024: Total general and administrative expenses increased by $12 million in reported currency in the second quarter of fiscal 2025, relative to the corresponding prior year period, primarily due to an increase in employee related expenses, including higher stock-based compensation expenses.

First Half of Fiscal 2025 Compared to First Half of Fiscal 2024: Total general and administrative expenses decreased by $24 million in reported currency in the first half of fiscal 2025, relative to the corresponding prior year period, primarily due to a decrease in facilities and related expenses, partially offset by an increase in employee related expenses, including higher stock-based compensation expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Developed technology	$163	-4%	-4%	$169	$328	-3%	-3%	$337
Cloud services and license support agreements and related relationships	192	-26%	-26%	259	403	-24%	-24%	528
Cloud license and on-premise license agreements and related relationships	116	-1%	-1%	117	231	-1%	-1%	233
Other	120	-43%	-43%	210	253	-40%	-40%	420
Total amortization of intangible assets	$591	-22%	-22%	$755	$1,215	-20%	-20%	$1,518

Amortization of intangible assets decreased by $164 million and $303 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Transitional and other employee related costs	$1	-86%	-86%	$6	$3	-76%	-76%	$12
Business combination adjustments, net	(1)	*	*	12	(5)	*	*	13
Other, net	31	5%	6%	29	46	36%	37%	33
Total acquisition related and other expenses	$31	-34%	-33%	$47	$44	-25%	-25%	$58

*	Not meaningful

Acquisition related and other expenses decreased by $16 million and $14 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, relative to the corresponding prior year periods. The decrease in the second quarter of fiscal 2025 and the first half of fiscal 2025 was due to a $13 million and an $18 million decrease, respectively, in business combination adjustments, net and a $5 million and a $9 million decrease, respectively, in transitional and other employee related costs, partially offset by a $2 million and a $13 million increase, respectively, in other expenses primarily related to certain asset impairment charges, in each case relative to the corresponding prior year period.

Restructuring Expenses: Restructuring expenses resulted from the execution of management-approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies and/or other strategic initiatives. Restructuring expenses consist of employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Restructuring expenses	$84	0%	1%	$83	$157	-29%	-29%	$222

Restructuring expenses in each of the fiscal 2025 and 2024 periods presented primarily related to the 2024 Restructuring Plan. Our management approved, committed to and initiated the 2024 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Interest expense	$866	-3%	-3%	$888	$1,708	-3%	-3%	$1,760

Interest expense decreased in the fiscal 2025 periods presented, relative to the corresponding prior year periods, primarily due to $4.0 billion and $3.5 billion of scheduled repayments of senior notes made during the first half of fiscal 2025 and full year of fiscal 2024, respectively, partially offset by higher interest expense that resulted from the issuance of $6.3 billion of senior notes in September 2024. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Interest income	$149	12%	12%	$133	$283	5%	5%	$269
Foreign currency losses, net	(9)	-72%	-76%	(32)	(59)	-48%	-50%	(113)
Noncontrolling interests in income	(47)	14%	14%	(41)	(90)	15%	15%	(78)
Losses from equity investments, net	(108)	36%	36%	(79)	(177)	-10%	-10%	(197)
Other income, net	51	1019%	1049%	5	100	79%	79%	56
Total non-operating income (expenses), net	$36	*	*	$(14)	$57	*	*	$(63)

*	Not meaningful

Non-operating income, net was $36 million and $57 million in reported currency in the second quarter and the first half of fiscal 2025, respectively, in comparison to non-operating expenses, net of $14 million and $63 million in reported currency in the second quarter and the first half of fiscal 2024, respectively. Non-operating income, net increased in the second quarter and the first half of fiscal 2025 primarily due to higher other income, net, of $46 million and $44 million, respectively, which was primarily attributable to unrealized investment gains associated with certain marketable equity securities that we held for employee benefit plans, and for which an equal and offsetting amount was recorded to our operating expenses during the same period, a decrease in foreign currency losses of $23 million and $54 million, respectively, and an increase in interest income of $16 million and $14 million, respectively, in each case relative to the corresponding prior year period. Losses from equity investments increased by $29 million in the second quarter of fiscal 2025 and decreased by $20 million for the first half of fiscal 2025, in each case relative to the corresponding prior year period.

Provision for Income Taxes: Our effective income tax rates for each of the periods presented were the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a discussion regarding the differences between the effective income tax rates as presented for the periods below and the U.S. federal statutory income tax rates that were in effect during these periods. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2024	Actual	Constant	2023	2024	Actual	Constant	2023
Provision for income taxes	$239	11%	10%	$217	$480	179%	181%	$172
Effective tax rate	7.1%			8.0%	7.3%			3.4%

Fiscal Second Quarter 2025 Compared to Fiscal Second Quarter 2024: Provision for income taxes increased during the second quarter of fiscal 2025, relative to the second quarter of fiscal 2024, primarily due to the absence of the revaluation benefit of net deferred tax assets due to a change in tax rate of $105 million and the realization of a one-time tax attribute of $49 million, an unfavorable jurisdictional mix of earnings of $99 million and a higher income before provision for income taxes of $53 million, partially offset by an increase in tax benefits related to stock-based compensation of $295 million.

First Half of Fiscal 2025 Compared to First Half of Fiscal 2024: Provision for income taxes increased during the first half of fiscal 2025, relative to the first half of fiscal 2024, primarily due to an unfavorable jurisdictional mix of earnings of $314 million, the absence of the revaluation benefit of net deferred tax assets due to a change in tax rate of $105 million and the realization of a one-time tax attribute of $49 million, partially offset by tax benefits related to stock-based compensation of $168 million and $53 million of tax benefits associated with settlements with taxing authorities and other events.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2024	Change	May 31, 2024
Working capital	$(5,549)	-38%	$(8,990)
Cash, cash equivalents and marketable securities	$11,311	6%	$10,661

Working capital: The increase in working capital as of November 30, 2024 in comparison to May 31, 2024 was primarily due to favorable impacts to our net current assets resulting from net income during the first half of fiscal 2025 and proceeds from the issuance of senior notes in September 2024, net of issuance costs, of $6.2 billion (refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), partially offset by $6.3 billion of cash used for capital expenditures, $2.2 billion of cash used to pay dividends to our stockholders, €750 million and $1.0 billion of long-term senior notes that were reclassified to current liabilities, $591 million of net cash used for our employee stock programs, $300 million of cash used for repurchases of our common stock and $137 million of cash used for purchases, net of sales and maturities of non-marketable investments during the first half of fiscal 2025. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist of time deposits, marketable equity securities and certain other securities with original maturities at the time of purchase greater than 90 days. The increase in cash, cash equivalents and marketable securities as of November 30, 2024 in comparison to May 31, 2024 was primarily due to cash inflows from our operations during the first half of fiscal 2025 and proceeds from the issuance of senior notes in September 2024, net of issuance costs, of $6.2 billion. This increase was partially offset by $6.3 billion of cash used for capital expenditures, $4.5 billion of cash used for scheduled repayments of borrowings and commercial paper notes, $2.2 billion of cash used to pay dividends to our stockholders, $591 million of net cash used for our employee stock programs, $300 million of cash used for repurchases of our common stock and $137 million of cash used for purchases, net of sales and maturities of non-marketable investments during the first half of fiscal 2025. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Six Months Ended November 30,
(Dollars in millions)	2024	Change	2023
Net cash provided by operating activities	$8,731	23%	$7,117
Net cash used for investing activities	$(6,553)	133%	$(2,811)
Net cash used for financing activities	$(1,647)	-72%	$(5,817)

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

Net cash provided by operating activities increased by $1.6 billion in the first half of fiscal 2025, relative to the first half of fiscal 2024, primarily due to higher net income adjusted for certain non-cash charges, partially offset by certain cash unfavorable working capital changes, net.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our acquisitions, purchases, maturities and sales of our investments in marketable securities and other instruments and investments in capital assets primarily to support the growth in our cloud and license business.

Net cash used for investing activities increased by $3.7 billion in the first half of fiscal 2025, relative to the first half of fiscal 2024, primarily due to the increase in capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities decreased by $4.2 billion in the first half of fiscal 2025, relative to the first half of fiscal 2024, primarily due to proceeds from the issuance of senior notes in September 2024, net of issuance costs, of $6.2 billion, lower net cash used for our employee stock programs of $716 million and lower net cash used for repurchases of common stock of $300 million, partially offset by higher repayments of commercial paper notes of $2.1 billion, net of issuances, higher scheduled repayments of borrowings of $570 million and higher net cash used for other activities of $338 million, in each case in the first half of fiscal 2025 relative to the first half of fiscal 2024. Further, during the first half of fiscal 2025, we refinanced our Term Loan Credit Agreement (defined below), which resulted in no net impact on financing cash flows for the periods reported.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2024	Change	2023
Net cash provided by operating activities	$20,287	19%	$17,039
Capital expenditures	(10,745)	55%	(6,935)
Free cash flow	$9,542	-6%	$10,104
Net income	$11,624		$10,137
Net cash provided by operating activities as a percent of net income	175%		168%
Free cash flow as percent of net income	82%		100%

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

Senior Notes: In September 2024, we issued $6.3 billion of senior notes comprised of the following:

•
$1.5 billion of 4.20% senior notes due September 2029;
•
$1.75 billion of 4.70% senior notes due September 2034;
•
$1.75 billion of 5.375% senior notes due September 2054; and
•
$1.25 billion of 5.50% senior notes due September 2064.

We issued the senior notes to repay all or a portion of $2.0 billion of senior notes due November 2024, $3.5 billion of senior notes due April 2025 and $2.5 billion of senior notes due May 2025 and to pay accrued interest and any related premiums, fees and expenses in connection therewith; to repay all or a portion of commercial paper notes outstanding; and to use any remaining net proceeds from the borrowing for general corporate purposes, which may include stock repurchases, payment of cash dividend on our common stock, repayment of other indebtedness and future acquisitions. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Contractual Obligations: During the first half of fiscal 2025, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, other than an increase in our operating lease commitments to $36.7 billion as of November 30, 2024. Our operating lease commitments, which are primarily for data centers, are generally expected to commence between the remainder of fiscal 2025 and fiscal 2027 and for terms of nine to fifteen years. We have not recorded these lease commitments on our Condensed Consolidated Balance Sheets as of November 30, 2024. Refer to Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for more information about our lease commitments. Additionally, as discussed above, we issued $6.3 billion of senior notes in September 2024 with various maturity dates.

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

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2021 has been an annualized rate of 1.8% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options as of November 30, 2024, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has substantially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of November 30, 2024, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 6.1%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2025. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for a more complete discussion of the market risks we encounter.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 7 (pertaining to information regarding contingencies related to our income taxes) and Note 10 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2024, approximately $6.7 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2024—September 30, 2024	0.3	$158.34	0.3	$6,764.7
October 1, 2024—October 31, 2024	0.3	$173.15	0.3	$6,710.0
November 1, 2024—November 30, 2024	0.3	$184.96	0.3	$6,662.3
Total	0.9	$171.54	0.9

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of Oracle stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended November 30, 2024, the following Section 16 officer adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Safra Catz, our Chief Executive Officer and Director, adopted a new trading plan on September 25, 2024. The plan’s maximum duration is until July 20, 2025, and first trades will not occur until January 2, 2025, at the earliest. The trading plan is intended to permit Ms. Catz to exercise and sell the following performance stock options (PSOs) granted on July 20, 2017 and set to expire on July 20, 2025: (i) 7,500,000 currently vested PSOs; and (ii) any PSOs that vest in the future based on fiscal year 2025 performance.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Oracle’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

Item 6. Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

4.01	Forms of 4.200% Notes due 2029, 4.700% Notes due 2034, 5.375% Notes due 2054 and 5.500% Notes due 2064, together with an Officers' Certificate issued September 27, 2024 setting forth the terms of the Notes	8-K	001-35992	4.1	9/27/24	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2024 and May 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended November 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, formatted in Inline XBRL and included in Exhibit 101

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 10, 2024	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 10, 2024	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)