Form 10-Q
period 2025-02-28
ORACLE CORP
filed 2025-03-11
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

The number of shares of registrant’s common stock outstanding as of March 7, 2025 was: 2,804,234,000.

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

•
declarations and amounts of future cash dividend payments and the timing and amount of future stock repurchases, including our expectation that the levels of our future stock repurchase activity may be modified in comparison to past periods in order to use available cash for other purposes;
•
our ability to predict revenues, particularly certain cloud license and on-premise license revenues and hardware revenues;
•
the percentages of remaining performance obligations that we expect to recognize as revenues over respective future periods;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “commits,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “future,” “goal,” “intends,” “is designed to,” “likely,” “maintains,” “may,” “plans,” “potential,” “seeks,” “shall,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2025, which runs from June 1, 2024 to May 31, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2025 and May 31, 2024

(Unaudited)

(in millions, except per share data)	February 28, 2025	May 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$17,406	$10,454
Marketable securities	417	207
Trade receivables, net of allowances for credit losses of $556 and $485 as of February 28, 2025 and May 31, 2024, respectively	8,051	7,874
Prepaid expenses and other current assets	4,242	4,019
Total current assets	30,116	22,554
Non-current assets:
Property, plant and equipment, net	31,970	21,536
Intangible assets, net	5,131	6,890
Goodwill, net	62,171	62,230
Deferred tax assets	11,799	12,273
Other non-current assets	20,191	15,493
Total non-current assets	131,262	118,422
Total assets	$161,378	$140,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$8,167	$10,605
Accounts payable	2,423	2,357
Accrued compensation and related benefits	1,839	1,916
Deferred revenues	9,019	9,313
Other current liabilities	8,175	7,353
Total current liabilities	29,623	31,544
Non-current liabilities:
Notes payable and other borrowings, non-current	88,109	76,264
Income taxes payable	9,813	10,817
Deferred tax liabilities	2,208	3,692
Other non-current liabilities	14,364	9,420
Total non-current liabilities	114,494	100,193
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,803 shares and 2,755 shares as of February 28, 2025 and May 31, 2024, respectively	35,691	32,764
Accumulated deficit	(17,368)	(22,628)
Accumulated other comprehensive loss	(1,593)	(1,432)
Total Oracle Corporation stockholders’ equity	16,730	8,704
Noncontrolling interests	531	535
Total stockholders’ equity	17,261	9,239
Total liabilities and stockholders’ equity	$161,378	$140,976

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2025 and February 29, 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenues:
Cloud services and license support	$11,007	$9,963	$32,331	$29,149
Cloud license and on-premise license	1,129	1,256	3,194	3,243
Hardware	703	754	2,086	2,224
Services	1,291	1,307	3,885	4,058
Total revenues	14,130	13,280	41,496	38,674
Operating expenses:
Cloud services and license support(1)	2,882	2,452	8,226	6,905
Hardware(1)	197	217	530	649
Services(1)	1,116	1,200	3,430	3,665
Sales and marketing(1)	2,119	2,042	6,345	6,161
Research and development	2,429	2,248	7,206	6,689
General and administrative	390	377	1,135	1,146
Amortization of intangible assets	548	749	1,763	2,267
Acquisition related and other	28	155	72	214
Restructuring	63	90	220	311
Total operating expenses	9,772	9,530	28,927	28,007
Operating income	4,358	3,750	12,569	10,667
Interest expense	(892)	(876)	(2,600)	(2,636)
Non-operating (expenses) income, net	(18)	(9)	39	(72)
Income before income taxes	3,448	2,865	10,008	7,959
Provision for income taxes	512	464	992	636
Net income	$2,936	$2,401	$9,016	$7,323
Earnings per share:
Basic	$1.05	$0.87	$3.24	$2.67
Diluted	$1.02	$0.85	$3.15	$2.60
Weighted average common shares outstanding:
Basic	2,799	2,748	2,783	2,741
Diluted	2,874	2,819	2,865	2,820

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 28, 2025 and February 29, 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income	$2,936	$2,401	$9,016	$7,323
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(54)	(35)	(51)	7
Net unrealized (losses) gains on cash flow hedges	(19)	(3)	(107)	52
Other, net	(1)	(1)	(3)	(3)
Total other comprehensive (loss) income, net	(74)	(39)	(161)	56
Comprehensive income	$2,862	$2,362	$8,855	$7,379

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended February 28, 2025 and February 29, 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Common stock and additional paid in capital
Balance, beginning of period	$34,310	$30,724	$32,764	$30,215
Common stock issued	213	28	520	454
Stock-based compensation	1,198	1,048	3,374	2,927
Repurchases of common stock	(10)	(46)	(34)	(103)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(1)	(132)	(900)	(1,865)
Other, net	(19)	—	(33)	(6)
Balance, end of period	$35,691	$31,622	$35,691	$31,622
Accumulated deficit
Balance, beginning of period	$(19,045)	$(25,431)	$(22,628)	$(27,620)
Repurchases of common stock	(140)	(404)	(416)	(947)
Cash dividends declared	(1,119)	(1,099)	(3,340)	(3,289)
Net income	2,936	2,401	9,016	7,323
Balance, end of period	$(17,368)	$(24,533)	$(17,368)	$(24,533)
Other stockholders’ equity, net
Balance, beginning of period	$(1,029)	$(915)	$(897)	$(1,039)
Other comprehensive (loss) income, net	(74)	(39)	(161)	56
Other, net	41	47	(4)	76
Balance, end of period	$(1,062)	$(907)	$(1,062)	$(907)
Total stockholders’ equity	$17,261	$6,182	$17,261	$6,182
Cash dividends declared per common share	$0.40	$0.40	$1.20	$1.20

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2025 and February 29, 2024

(Unaudited)

	Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net income	$9,016	$7,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,715	2,318
Amortization of intangible assets	1,763	2,267
Deferred income taxes	(1,097)	(1,755)
Stock-based compensation	3,374	2,927
Other, net	422	631
Changes in operating assets and liabilities:
Increase in trade receivables, net	(312)	(409)
Decrease in prepaid expenses and other assets	603	457
Decrease in accounts payable and other liabilities	(633)	(682)
Decrease in income taxes payable	(1,222)	(788)
Increase in deferred revenues	35	303
Net cash provided by operating activities	14,664	12,592
Cash flows from investing activities:
Purchases of marketable securities and other investments	(838)	(674)
Proceeds from sales and maturities of marketable securities and other investments	444	207
Acquisitions, net of cash acquired	—	(59)
Capital expenditures	(12,135)	(4,068)
Net cash used for investing activities	(12,529)	(4,594)
Cash flows from financing activities:
Payments for repurchases of common stock	(450)	(1,050)
Proceeds from issuances of common stock	520	454
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(900)	(1,865)
Payments of dividends to stockholders	(3,340)	(3,289)
(Repayments of) proceeds from issuances of commercial paper, net	(396)	936
Proceeds from issuances of senior notes and term loan credit agreements, net of issuance costs	19,548	—
Repayments of senior notes and term loan credit agreements	(9,771)	(3,500)
Other, net	(299)	34
Net cash provided by (used for) financing activities	4,912	(8,280)
Effect of exchange rate changes on cash and cash equivalents	(95)	(2)
Net increase (decrease) in cash and cash equivalents	6,952	(284)
Cash and cash equivalents at beginning of period	10,454	9,765
Cash and cash equivalents at end of period	$17,406	$9,481
Non-cash investing activities:
Unpaid capital expenditures	$1,846	$941

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2025

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

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the nine months ended February 28, 2025.

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

During the first quarter of fiscal 2025, we completed an assessment of the useful lives of our servers and networking equipment and increased the estimate of the useful lives from five years to six years, effective at the beginning of fiscal 2025. Based on the carrying value of our servers and networking equipment as of May 31, 2024, this change in accounting estimate decreased our total operating expenses by $181 million and increased our net income by $136 million, or $0.05 per both basic and diluted share, for the third quarter of fiscal 2025 and decreased our total operating expenses by $567 million and increased our net income by $442 million, or $0.16 per basic and $0.15 per diluted share, for the first nine months of fiscal 2025.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 28, 2025 and May 31, 2024 and our condensed consolidated statements of cash flows for the nine months ended February 28, 2025 and February 29, 2024 was immaterial.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of February 28, 2025 and May 31, 2024. The revenues recognized during the nine months ended February 28, 2025 and February 29, 2024 that were included in the opening deferred revenues balances as of May 31, 2024 and 2023 were approximately $8.6 billion and $8.5 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and nine months ended February 28, 2025 and February 29, 2024, respectively.

Remaining performance obligations, as defined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, were $130.2 billion as of February 28, 2025, of which we expect to recognize approximately 31% as revenues over the next twelve months, 40% over the subsequent month 13 to month 36, 25% over the subsequent month 37 to month 60 and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $306 million and $1.2 billion for the three and nine months ended February 28, 2025, respectively, and $269 million and $1.1 billion for the three and nine months ended February 29, 2024, respectively.

Non-Marketable Investments

As of each of February 28, 2025 and May 31, 2024, our non-marketable debt investments and equity securities and related instruments totaled $2.0 billion, and are included in other non-current assets in the accompanying condensed consolidated balance sheets and are subject to periodic credit losses and impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable investments held as of these dates were with Ampere Computing Holdings LLC (Ampere), a related party entity in which we have an ownership interest of approximately 29% as of February 28, 2025. We follow the equity method of accounting for our investment in Ampere and our share of loss under the equity method of accounting is recorded in the non-operating (expenses) income, net line item in our condensed consolidated statements of operations. We also have convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the nine months ended February 28, 2025, we invested an aggregate of $225 million in convertible debt instruments issued by Ampere. The total carrying value of our investments in Ampere after accounting for losses under the equity method of accounting was $1.5 billion as of February 28, 2025. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $450 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations. Ampere has historically generated net losses.

Leases

We have operating and finance leases that primarily relate to certain of our data centers and facilities. Right-of-Use (ROU) assets related to our operating leases, which are included in other non-current assets in our condensed

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

consolidated balance sheets, were $11.7 billion and $7.3 billion as of February 28, 2025 and May 31, 2024, respectively, and ROU assets related to our finance leases, which are included in property, plant and equipment, net in our condensed consolidated balance sheets, were $894 million as of February 28, 2025 (and none as of May 31, 2024). Lease liabilities are included in other current liabilities and other non-current liabilities in our condensed consolidated balance sheets. Total operating lease liabilities were $12.0 billion and $7.5 billion as of February 28, 2025 and May 31, 2024, respectively, and total finance lease liabilities were $900 million as of February 28, 2025 (and none as of May 31, 2024).

Total operating and finance lease expenses were $454 million and $324 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and $1.2 billion and $840 million for the nine months ended February 28, 2025 and February 29, 2024, respectively.

Operating lease payments and interest payments on finance leases were $1.2 billion and $839 million for the nine months ended February 28, 2025 and February 29, 2024, respectively.

As of February 28, 2025, we had $48.4 billion of additional lease commitments, primarily for data centers, that are generally expected to commence between fiscal 2025 and fiscal 2027 and for terms of ten to fifteen years that were not reflected on our condensed consolidated balance sheets as of February 28, 2025.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Transitional and other employee related costs	$—	$5	$3	$17
Business combination adjustments, net	1	4	(4)	17
Other, net	27	146	73	180
Total acquisition related and other expenses	$28	$155	$72	$214

Non-Operating (Expenses) Income, net

Non-operating (expenses) income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to marketable and non-marketable investments, including losses attributable to equity method investments (primarily Ampere) and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan and non-service net periodic pension income and losses.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Interest income	$135	$111	$418	$380
Foreign currency losses, net	(37)	(59)	(96)	(172)
Noncontrolling interests in income	(48)	(51)	(138)	(130)
Losses from marketable and non-marketable investments, net	(59)	(94)	(236)	(290)
Other (expenses) income, net	(9)	84	91	140
Total non-operating (expenses) income, net	$(18)	$(9)	$39	$(72)

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

Income Statement: In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03) and also issued subsequent guidance clarifying the effective date of the initial guidance (collectively Subtopic 220-40), which enhances the disclosures required for expense disaggregation in our annual and interim consolidated financial statements. This guidance is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. We are currently evaluating the impact of our pending adoption of Subtopic 220-40 on our consolidated financial statements.

2.
FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with FASB ASC 820, Fair Value Measurement (ASC 820). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 28, 2025			May 31, 2024
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$9,927	$—	$9,927	$2,620	$—	$2,620
Time deposits and other	50	512	562	48	262	310
Derivative financial instruments	—	72	72	—	179	179
Total assets	$9,977	$584	$10,561	$2,668	$441	$3,109
Liabilities:
Derivative financial instruments	$—	$93	$93	$—	$96	$96

Our cash equivalents and marketable securities investments consist of money market funds, time deposits and marketable equity securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of February 28, 2025 and May 31, 2024, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $96.3 billion and $86.5 billion of senior notes and other long-term borrowings and the related fair value hedges that we had outstanding as of February 28, 2025 and May 31, 2024, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges using Level 2 inputs at February 28, 2025 and May 31, 2024 were $88.8 billion and $77.2 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

3.
NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In the first nine months of fiscal 2025, we issued $14.0 billion, par value, of senior notes comprised of the following:

		February 28, 2025
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate
Fixed-rate senior notes:
$1,500, 4.80%, due August 2028	February 2025	$1,500	4.94%
$1,500, 4.20%, due September 2029	September 2024	1,500	4.27%
$1,250, 5.25%, due February 2032	February 2025	1,250	5.36%
$1,750, 4.70%, due September 2034	September 2024	1,750	4.77%
$1,750, 5.50%, due August 2035	February 2025	1,750	5.55%
$1,750, 5.375%, due September 2054	September 2024	1,750	5.43%
$1,750, 6.00%, due August 2055	February 2025	1,750	6.04%
$1,250, 5.50%, due September 2064	September 2024	1,250	5.55%
$1,000, 6.125%, due August 2065	February 2025	1,000	6.17%
Floating-rate senior notes:
$500, Compounded SOFR plus 0.76%, due August 2028	February 2025	500	5.28%
Total senior notes		$14,000
Unamortized discount/issuance costs		(77)
Total senior notes, net		$13,923

We issued the senior notes to repay all or a portion of senior notes due between November 2024 and July 2026, and to pay accrued interest and any related premiums, fees and expenses in connection therewith; to make scheduled payments of principal and interest on borrowings under a term loan credit agreement executed in June 2024; to repay all or a portion of commercial paper notes outstanding; and to use any remaining net proceeds from the borrowing for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of other indebtedness and future acquisitions. The interest is payable semi-annually for the fixed-rate senior notes and quarterly for the floating-rate senior notes. We may redeem some or all of the fixed-rate senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle. All existing and future indebtedness and liabilities of the subsidiaries of Oracle are or will be effectively senior to the senior notes. We were in compliance with all senior notes-related covenants as of February 28, 2025. The material terms and conditions of the senior notes are set forth in, and the foregoing description of the senior notes is qualified in its entirety by reference to, the Officers’ Certificates filed as Exhibit 4.1 to Oracle’s Current Report on Form 8-K filed on September 27, 2024 and filed herewith as Exhibit 4.01 and incorporated by reference herein.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

4.
RESTRUCTURING ACTIVITIES

Fiscal 2024 Oracle Restructuring Plan

During fiscal 2024, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2024 Restructuring Plan). In the first nine months of fiscal 2025, our management supplemented the 2024 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2024 Restructuring Plan are up to $679 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through the end of the plan. We recorded $227 million and $336 million of restructuring expenses in connection with the 2024 Restructuring Plan during the nine months ended February 28, 2025 and February 29, 2024, respectively. Any changes to the estimates of executing the 2024 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued	Nine Months Ended February 28, 2025				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2024(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	February 28, 2025(2)	Accrued to Date	Program Costs
2024 Restructuring Plan(1)
Cloud and license	$87	$78	$(4)	$(90)	$(2)	$69	$269	$273
Hardware	4	7	—	(6)	—	5	16	20
Services	12	29	—	(19)	—	22	74	77
Other	49	118	(1)	(110)	—	56	300	309
Total 2024 Restructuring Plan	$152	$232	$(5)	$(225)	$(2)	$152	$659	$679
Total other restructuring plans(6)	$84	$—	$(7)	$(24)	$(1)	$52
Total restructuring plans	$236	$232	$(12)	$(249)	$(3)	$204

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of February 28, 2025 and May 31, 2024, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

5.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2025	May 31, 2024
Cloud services and license support	$8,048	$8,203
Hardware	559	546
Services	372	512
Cloud license and on-premise license	40	52
Deferred revenues, current	9,019	9,313
Deferred revenues, non-current (in other non-current liabilities)	1,349	1,233
Total deferred revenues	$10,368	$10,546

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

6.
STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of February 28, 2025, approximately $6.5 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 2.9 million shares for $450 million during the nine months ended February 28, 2025 and 9.4 million shares for $1.1 billion during the nine months ended February 29, 2024 under the stock repurchase program.

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

Dividends on Common Stock

In March 2025, our Board of Directors declared a quarterly cash dividend of $0.50 per share of our outstanding common stock, an increase of $0.10 per share over the dividend declared in December 2024. The dividend is payable on April 23, 2025 to stockholders of record as of the close of business on April 10, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2025 Stock‑Based Awards Activity and Compensation Expense

During the first nine months of fiscal 2025, we issued 35 million restricted stock-based units (RSUs), substantially all of which were part of our annual stock-based award process and are subject to service-based vesting restrictions.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

These fiscal 2025 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 5 million shares during the first nine months of fiscal 2025.

The RSUs that were granted during the nine months ended February 28, 2025 have substantially similar vesting restrictions and contractual lives and were valued using methodologies of a similar nature as those described in Note 12 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Cloud services and license support	$160	$138	$459	$386
Hardware	8	6	21	17
Services	54	45	150	123
Sales and marketing	200	179	556	488
Research and development	675	584	1,902	1,642
General and administrative	101	96	286	271
Total stock-based compensation	$1,198	$1,048	$3,374	$2,927

7.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 14.9% and 9.9% for the three and nine months ended February 28, 2025, respectively, and 16.2% and 8.0% for the three and nine months ended February 29, 2024, respectively.

Our net deferred tax assets were $9.6 billion and $8.6 billion as of February 28, 2025 and May 31, 2024, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, Egypt, India, Indonesia, Israel, Italy, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

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

Our cloud and license business engages in the sale, marketing and delivery of our enterprise applications and infrastructure technologies through cloud and on-premise deployment models including our cloud services and license support offerings; and our cloud license and on-premise license offerings. Cloud services and license support revenues are generated from offerings that are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Cloud services and license support contracts provide customers with access to the latest updates to the applications and infrastructure technologies as they become available and for which the customer contracted and also include related technical support services over the contractual term. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise information technology (IT) environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract. In each fiscal year, our cloud and license business’ contractual activities are typically highest in our fourth fiscal quarter and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts.

Our hardware business provides infrastructure technologies including Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware-related software to support diverse IT environments. Our hardware business also offers hardware support, which provides customers

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Cloud and license:
Revenues	$12,136	$11,219	$35,525	$32,392
Cloud services and license support expenses	2,690	2,288	7,667	6,433
Sales and marketing expenses	1,817	1,758	5,477	5,339
Margin(1)	$7,629	$7,173	$22,381	$20,620
Hardware:
Revenues	$703	$754	$2,086	$2,224
Hardware products and support expenses	187	208	499	623
Sales and marketing expenses	66	72	201	220
Margin(1)	$450	$474	$1,386	$1,381
Services:
Revenues	$1,291	$1,307	$3,885	$4,058
Services expenses	1,029	1,120	3,174	3,431
Margin(1)	$262	$187	$711	$627
Totals:
Revenues	$14,130	$13,280	$41,496	$38,674
Expenses	5,789	5,446	17,018	16,046
Margin(1)	$8,341	$7,834	$24,478	$22,628

(1)
The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating (expenses) income, net. Refer to the table below for a reconciliation of our total margin for operating segments to our income before income taxes as reported per our condensed consolidated statements of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

The following table reconciles total margin for operating segments to income before income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Total margin for operating segments	$8,341	$7,834	$24,478	$22,628
Research and development	(2,429)	(2,248)	(7,206)	(6,689)
General and administrative	(390)	(377)	(1,135)	(1,146)
Amortization of intangible assets	(548)	(749)	(1,763)	(2,267)
Acquisition related and other	(28)	(155)	(72)	(214)
Restructuring	(63)	(90)	(220)	(311)
Stock-based compensation for operating segments	(422)	(368)	(1,186)	(1,014)
Expense allocations and other, net	(103)	(97)	(327)	(320)
Interest expense	(892)	(876)	(2,600)	(2,636)
Non-operating (expenses) income, net	(18)	(9)	39	(72)
Income before income taxes	$3,448	$2,865	$10,008	$7,959

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Americas	$9,000	$8,270	$26,305	$24,177
EMEA(1)	3,421	3,316	10,029	9,491
Asia Pacific	1,709	1,694	5,162	5,006
Total revenues	$14,130	$13,280	$41,496	$38,674

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Cloud services	$6,210	$5,054	$17,769	$14,464
License support	4,797	4,909	14,562	14,685
Total cloud services and license support revenues	$11,007	$9,963	$32,331	$29,149

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Applications cloud services and license support	$4,811	$4,584	$14,363	$13,529
Infrastructure cloud services and license support	6,196	5,379	17,968	15,620
Total cloud services and license support revenues	$11,007	$9,963	$32,331	$29,149

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

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income	$2,936	$2,401	$9,016	$7,323
Weighted-average common shares outstanding	2,799	2,748	2,783	2,741
Dilutive effect of employee stock plans	75	71	82	79
Dilutive weighted-average common shares outstanding	2,874	2,819	2,865	2,820
Basic earnings per share	$1.05	$0.87	$3.24	$2.67
Diluted earnings per share	$1.02	$0.85	$3.15	$2.60
Anti-dilutive stock awards excluded from calculation(1)	22	27	23	27

(1)
These stock awards primarily relate to contingently issuable shares pursuant to performance stock option arrangements. Such shares could be dilutive in the future.
10.
LEGAL PROCEEDINGS

Derivative Litigation Concerning Oracle’s NetSuite Acquisition

On May 3 and July 18, 2017, two alleged stockholders filed separate derivative lawsuits in the Court of Chancery of the State of Delaware, purportedly on Oracle’s behalf. Thereafter, the court consolidated the two derivative cases and designated the July 18, 2017 complaint as the operative complaint. The consolidated lawsuit was brought against all the then-current members and one former member of our Board of Directors, and Oracle as a nominal defendant. Plaintiffs alleged that the defendants breached their fiduciary duties by causing Oracle to agree to purchase NetSuite Inc. at an excessive price. The complaint, which was amended several times, sought declaratory relief, unspecified monetary damages (including interest) and attorneys’ fees and costs.

After various proceedings, the case proceeded to trial on July 18, 2022, and on May 12, 2023, the court issued its trial ruling, rejecting plaintiffs’ claims and finding for the two remaining defendants: our Chief Executive Officer and our Chief Technology Officer. Plaintiffs appealed, and on January 21, 2025, the Supreme Court of Delaware, sitting en banc, affirmed the trial court’s opinion in favor of defendants. This matter is now concluded.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2025

(Unaudited)

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

Oracle filed its statement of appeal with the Dutch Supreme Court on December 20, 2024, and TPC appeared in the proceedings on January 31, 2025. The filing of the Supreme Court appeal effectively suspended proceedings before the District Court pursuant to applicable procedural rules. TPC filed its statement of defense in response to our Supreme Court appeal and a counter appeal on February 27, 2025. The appeal has been stayed until March 28, 2025 to allow Oracle to submit a statement of defense to the counter appeal.

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 44% and 43% of our total revenues for the three- and nine-month periods ended February 28, 2025, respectively, and 38% and 37% of our total revenues for the three- and nine-month periods ended February 29, 2024, respectively.

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

Our cloud and license business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud and license business’ revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud and license business’ revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud services and license support contracts to the customer contract base, which we generally recognize as revenues ratably or based upon customer usage over the respective contractual terms and the renewal of existing customers’ cloud services and license support contracts over the course of each fiscal year, which we generally recognize as revenues in a similar manner; and the historical upward trend of our cloud license and on-premise license revenues, which we generally recognize at a point in time upon delivery; in each case over those four fiscal quarterly periods.

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

Investment in Ampere Computing Holdings LLC

From time to time since 2017, we have made investments in Ampere Computing Holdings LLC (Ampere), a related party entity, in the form of equity and convertible debt instruments. The total carrying value of our investments in Ampere, after accounting for losses under the equity method of accounting, was $1.5 billion as of February 28, 2025. We currently expect Ampere to continue to generate net losses in future periods, but we remain confident in the long-term potential of Ampere’s server chips.

Our equity investments in Ampere represent an ownership interest of approximately 29% as of February 28, 2025. We also own convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the nine months ended February 28, 2025, we invested an aggregate of $225 million in convertible debt instruments issued by Ampere. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $450 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. If either of such options is exercised by us or our co-investors, we would obtain control of Ampere and consolidate its results with our results of operations.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP), which requires us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We have critical accounting estimates in the areas of business combinations, income taxes and non-marketable investments.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating (expenses) income, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2024, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2025 and February 29, 2024, our financial statements would reflect reported revenues of $1.05 million in the first nine months of fiscal 2025 (using 1.05 as the applicable average exchange rate for the period) and $1.08 million in the first nine months of fiscal 2024 (using 1.08 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first nine months of fiscal 2025 and 2024 using the May 31, 2024 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Total Revenues by Geography:
Americas	$9,000	9%	10%	$8,270	$26,305	9%	10%	$24,177
EMEA(1)	3,421	3%	6%	3,316	10,029	6%	6%	9,491
Asia Pacific	1,709	1%	5%	1,694	5,162	3%	5%	5,006
Total revenues	14,130	6%	8%	13,280	41,496	7%	8%	38,674
Total Operating Expenses	9,772	3%	4%	9,530	28,927	3%	4%	28,007
Total Operating Margin	$4,358	16%	20%	$3,750	$12,569	18%	19%	$10,667
Total Operating Margin %	31%			28%	30%			28%
% Revenues by Geography:
Americas	64%			62%	63%			62%
EMEA	24%			25%	24%			25%
Asia Pacific	12%			13%	13%			13%
Total Revenues by Business:
Cloud and license	$12,136	8%	10%	$11,219	$35,525	10%	11%	$32,392
Hardware	703	-7%	-5%	754	2,086	-6%	-5%	2,224
Services	1,291	-1%	1%	1,307	3,885	-4%	-3%	4,058
Total revenues	$14,130	6%	8%	$13,280	$41,496	7%	8%	$38,674
% Revenues by Business:
Cloud and license	86%			84%	86%			83%
Hardware	5%			6%	5%			6%
Services	9%			10%	9%			11%

(1)
Comprised of Europe, the Middle East and Africa

Total revenues increased by $850 million and $2.8 billion in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods, due to a $917 million and a $3.1 billion increase in cloud and license revenues, partially offset by a $51 million and a $138 million decrease in hardware revenues and a $16 million and a $173 million decrease in services revenues, in each case during the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the unfavorable effects of foreign currency rate fluctuations of 2% in the third quarter of fiscal 2025 and 1% in the first nine months of fiscal 2025, the increase in our cloud and license business revenues was primarily due to growth in our cloud services revenues as customers purchased our applications and infrastructure technologies and also renewed their related cloud contracts to continue to gain access to the latest versions of our technologies. In constant currency, applications cloud services and license support contributed 23% and 26% and infrastructure cloud services and license support contributed 77% and 74% of the growth in cloud services and license support revenues, in each case in the third quarter and the first nine months of fiscal 2025, respectively. In our hardware business, the constant currency decrease in revenues in the fiscal 2025 periods presented was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies. In our services business, the constant currency increase in revenues in the third quarter of fiscal 2025 was attributable to an increase in our consulting services revenues, partially offset by a decrease in our advanced customer services revenues, while the constant currency decrease in services business revenues in the first nine months of fiscal 2025 was attributable to a decrease in revenues from each of our primary services offerings. The Americas region contributed 75% and 74% and the Asia Pacific region contributed 7% and 8% to the constant currency total revenue growth during the third quarter and the first nine months of fiscal 2025, respectively, and the EMEA region contributed 18% to the constant currency total revenue growth during each of the fiscal 2025 periods presented.

Total GAAP operating expenses increased by $242 million and $920 million in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods. The increase in GAAP operating expenses in reported currency was primarily due to a $430 million and a $1.3 billion increase in cloud services and license support expenses primarily due to higher infrastructure expenses and higher employee related expenses, including higher expenses relating to stock-based compensation, that were incurred to support the growth in our cloud services revenues; a $181 million and a $517 million increase in research and development expenses primarily due to higher employee related expenses, including higher stock-based compensation expenses; and a $77 million and a $184 million increase in sales and marketing expenses, in each case during the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods. These increases in GAAP operating expenses in reported currency were partially offset by a $201 million and a $504 million decrease in expenses for the amortization of intangible assets as certain of our assets were fully amortized; a $127 million and a $142 million decrease in acquisition related and other expenses primarily due to lower impairment charges on certain assets; an $84 million and a $235 million decrease in services expenses primarily due to decreases in external contractor and employee related expenses; a $20 million and a $119 million decrease in hardware expenses due to lower hardware product and support costs; and a $27 million and a $91 million decrease in restructuring expenses, in each case during the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expenses, including stock-based compensation, that affected our GAAP net income:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Amortization of intangible assets(1)	$548	$749	$1,763	$2,267
Acquisition related and other(2)	28	155	72	214
Restructuring(3)	63	90	220	311
Stock-based compensation, operating segments(4)	422	368	1,186	1,014
Stock-based compensation, R&D and G&A(4)	776	680	2,188	1,913
Income tax effects(5)	(542)	(461)	(2,042)	(1,939)
	$1,295	$1,581	$3,387	$3,780

(1)
Represents the amortization of intangible assets, all of which were acquired in connection with our acquisitions. As of February 28, 2025, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2025	$544
Fiscal 2026	1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Fiscal 2030	522
Thereafter	558
Total intangible assets, net	$5,131

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
(4)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Cloud services and license support	$160	$138	$459	$386
Hardware	8	6	21	17
Services	54	45	150	123
Sales and marketing	200	179	556	488
Stock-based compensation, operating segments	422	368	1,186	1,014
Research and development	675	584	1,902	1,642
General and administrative	101	96	286	271
Total stock-based compensation	$1,198	$1,048	$3,374	$2,927

(5)
For all periods presented, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure. These adjustments resulted in effective tax rates of 19.9% and 19.7%, instead of 14.9% and 9.9%, respectively, for the third quarter and the first nine months of fiscal 2025 and 18.9% and 18.8%, instead of 16.2% and 8.0%, respectively, for the third quarter and the first nine months of fiscal 2024, which in each case represented our effective tax rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Cloud and License Revenues:
Americas	$7,862	11%	12%	$7,102	$22,951	12%	13%	$20,537
EMEA	2,877	5%	8%	2,738	8,378	7%	8%	7,815
Asia Pacific	1,397	1%	5%	1,379	4,196	4%	6%	4,040
Total revenues	12,136	8%	10%	11,219	35,525	10%	11%	32,392
Expenses:
Cloud services and license support(1)	2,690	18%	19%	2,288	7,667	19%	20%	6,433
Sales and marketing(1)	1,817	3%	5%	1,758	5,477	3%	4%	5,339
Total expenses(1)	4,507	11%	13%	4,046	13,144	12%	12%	11,772
Total Margin	$7,629	6%	8%	$7,173	$22,381	9%	9%	$20,620
Total Margin %	63%			64%	63%			64%
% Revenues by Geography:
Americas	65%			63%	65%			63%
EMEA	24%			25%	23%			24%
Asia Pacific	11%			12%	12%			13%
Revenues by Offerings:
Cloud services	$6,210	23%	25%	$5,054	$17,769	23%	24%	$14,464
License support	4,797	-2%	0%	4,909	14,562	-1%	0%	14,685
Cloud license and on-premise license	1,129	-10%	-8%	1,256	3,194	-2%	0%	3,243
Total revenues	$12,136	8%	10%	$11,219	$35,525	10%	11%	$32,392
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$4,811	5%	6%	$4,584	$14,363	6%	7%	$13,529
Infrastructure cloud services and license support	6,196	15%	18%	5,379	17,968	15%	16%	15,620
Total cloud services and license support revenues	$11,007	10%	12%	$9,963	$32,331	11%	12%	$29,149

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our cloud and license business’ total revenues increased by $917 million and $3.1 billion in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods, primarily due to a $1.2 billion and a $3.3 billion increase in cloud services revenues as customers purchased our applications and infrastructure technologies and renewed their related cloud contracts to continue to gain access to the latest versions of our technologies for which we delivered such cloud services during the periods presented. The increase in cloud services revenues in the third quarter and the first nine months of fiscal 2025 was partially offset by a $239 million and a $172 million total decrease, respectively, in cloud license and on-premise license and license support revenues, relative to the corresponding prior year periods. In constant currency, applications cloud services and license support contributed 23% and 26% and infrastructure cloud services and license support contributed 77% and 74% of the growth in cloud services and license support revenues in the third quarter and the first nine months of fiscal 2025, respectively. The Americas region contributed 74% and 76%, the EMEA region contributed 20% and 17% and the Asia Pacific region contributed 6% and 7% to the constant currency revenue growth for this business during the third quarter and the first nine months of fiscal 2025, respectively.

Total cloud and license business’ expenses increased by $461 million and $1.4 billion in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the favorable effects of currency rate fluctuations of 2% in the third quarter of fiscal 2025 and less than 1% in the first nine months of fiscal 2025, the constant currency increase in expenses was primarily due to a $399 million and a $961 million increase in infrastructure expenses, an $81 million and a $265 million increase in employee related expenses for employees engaged in cloud services delivery and a $96 million and a $187 million increase in sales and marketing expenses, in each case in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods, to support the increase in our cloud services revenues. Our cloud services and license support expenses have grown in recent periods, and we expect this trend to continue during fiscal 2025 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased in the fiscal 2025 periods presented, relative to the corresponding prior year periods, due to increases in total revenues for this business. Total margin as a percentage of revenues in constant currency decreased in the fiscal 2025 periods presented, relative to the corresponding prior year periods, due to an increase in total expenses for this business.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Hardware Revenues:
Americas	$348	-3%	-2%	$360	$987	-8%	-7%	$1,074
EMEA	211	-13%	-11%	242	646	-4%	-4%	676
Asia Pacific	144	-6%	-3%	152	453	-5%	-3%	474
Total revenues	703	-7%	-5%	754	2,086	-6%	-5%	2,224
Expenses:
Hardware products and support(1)	187	-10%	-8%	208	499	-20%	-19%	623
Sales and marketing(1)	66	-8%	-6%	72	201	-8%	-8%	220
Total expenses(1)	253	-10%	-8%	280	700	-17%	-16%	843
Total Margin	$450	-5%	-3%	$474	$1,386	0%	1%	$1,381
Total Margin %	64%			63%	66%			62%
% Revenues by Geography:
Americas	50%			48%	47%			48%
EMEA	30%			32%	31%			31%
Asia Pacific	20%			20%	22%			21%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total hardware revenues decreased by $51 million and $138 million in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the unfavorable impact of currency rate fluctuations of 2% in the third quarter of fiscal 2025 and 1% in the first nine months of fiscal 2025, the decrease in hardware revenues was primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Geographically, we experienced constant currency hardware revenue declines in all regions in the fiscal 2025 periods presented.

Total hardware expenses decreased by $27 million and $143 million in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods. The decrease in hardware expenses aligned with lower hardware revenues. Excluding the favorable currency rate fluctuations effect of 2% in the third quarter of fiscal 2025 and 1% in the first nine months of fiscal 2025, the constant currency decrease in hardware expenses was due to a $17 million and a $116 million decrease in hardware product and support costs and a $4 million and a $17 million decrease in sales and marketing expenses, in each case during the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods.

In constant currency, our hardware business’ total margin decreased in the third quarter of fiscal 2025 due to lower total revenues for this business, while our hardware business’ total margin in the first nine months of fiscal 2025 increased due to lower total expenses for this business, in each case relative to the corresponding prior year period. In constant currency, our hardware business’ total margin as a percentage of revenues increased in the fiscal 2025 periods presented, relative to the corresponding prior year periods, due to lower total expenses for this business.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Services Revenues:
Americas	$790	-2%	-1%	$808	$2,367	-8%	-7%	$2,566
EMEA	333	-1%	2%	336	1,005	0%	1%	1,000
Asia Pacific	168	3%	7%	163	513	5%	6%	492
Total revenues	1,291	-1%	1%	1,307	3,885	-4%	-3%	4,058
Total Expenses(1)	1,029	-8%	-6%	1,120	3,174	-7%	-7%	3,431
Total Margin	$262	40%	42%	$187	$711	13%	14%	$627
Total Margin %	20%			14%	18%			15%
% Revenues by Geography:
Americas	61%			62%	61%			63%
EMEA	26%			26%	26%			25%
Asia Pacific	13%			12%	13%			12%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total services revenues decreased by $16 million and $173 million in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the effects of unfavorable currency rate fluctuation of 2% in the third quarter of fiscal 2025, the increase in total services revenues was due to growth in our consulting services revenues, partially offset by a decrease in our advanced customer services revenues, relative to the corresponding prior year period. Excluding the effects of unfavorable currency rate fluctuation of 1% in the first nine months of fiscal 2025, the decrease in total services revenues was due to a decrease in revenues in each of our primary services offerings, relative to the corresponding prior year period. The constant currency increase in services revenues in the EMEA and the Asia Pacific regions was partially offset by a constant currency decrease in services revenues in the Americas region in the third quarter of fiscal 2025, while a constant currency decrease in services revenues in the Americas region was partially offset by a constant currency increase in services revenues in the EMEA and the Asia Pacific regions in the first nine months of fiscal 2025.

Total services expenses decreased by $91 million and $257 million in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods. Excluding the favorable effects of currency rate fluctuations of 2% in the third quarter of fiscal 2025 and less than 1% in the first nine months of fiscal 2025, the constant currency decrease in services expenses was due to a decrease in external contractor expenses of $25 million and $130 million and a decrease in employee related expenses of $32 million and $73 million, in each case in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Research and development(1)	$1,754	5%	7%	$1,664	$5,304	5%	6%	$5,047
Stock-based compensation	675	15%	15%	584	1,902	16%	16%	1,642
Total expenses	$2,429	8%	9%	$2,248	$7,206	8%	8%	$6,689
% of Total Revenues	17%			17%	18%			17%

(1)
Excluding stock-based compensation

Total research and development expenses increased by $181 million and $517 million in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods, primarily due to higher employee related expenses, including higher stock-based compensation expenses.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
General and administrative(1)	$289	3%	5%	$281	$849	-3%	-2%	$875
Stock-based compensation	101	5%	5%	96	286	5%	5%	271
Total expenses	$390	3%	5%	$377	$1,135	-1%	0%	$1,146
% of Total Revenues	3%			3%	3%			3%

(1)
Excluding stock-based compensation

Fiscal Third Quarter 2025 Compared to Fiscal Third Quarter 2024: Total general and administrative expenses increased by $13 million in reported currency in the third quarter of fiscal 2025, relative to the corresponding prior year period. Excluding the favorable effects of currency rate fluctuations of 2% in the third quarter of fiscal 2025, the increase in general and administrative expenses was primarily due to a $13 million increase in professional fees and a $10 million increase in employee related expenses, including higher stock-based compensation expenses.

First Nine Months Fiscal 2025 Compared to First Nine Months Fiscal 2024: Total general and administrative expenses decreased by $11 million in reported currency in the first nine months of fiscal 2025, relative to the corresponding prior year period. Excluding the favorable effects of currency rate fluctuations of 1% in the first nine months of fiscal 2025, the decrease in general and administrative expenses was primarily due to a $35 million decrease in facilities and related expenses, partially offset by a $15 million increase in stock-based compensation expenses.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Developed technology	$158	-7%	-7%	$170	$487	-4%	-4%	$507
Cloud services and license support agreements and related relationships	156	-39%	-39%	253	558	-29%	-29%	781
Cloud license and on-premise license agreements and related relationships	116	-1%	-1%	117	346	-1%	-1%	350
Other	118	-44%	-44%	209	372	-41%	-41%	629
Total amortization of intangible assets	$548	-27%	-27%	$749	$1,763	-22%	-22%	$2,267

Amortization of intangible assets decreased by $201 million and $504 million in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Transitional and other employee related costs	$—	-100%	-100%	$5	$3	-80%	-80%	$17
Business combination adjustments, net	1	-77%	-78%	4	(4)	*	*	17
Other, net	27	-82%	-82%	146	73	-60%	-60%	180
Total acquisition related and other expenses	$28	-82%	-82%	$155	$72	-66%	-66%	$214

*	Not meaningful

Acquisition related and other expenses decreased by $127 million and $142 million in reported currency in the third quarter and the first nine months of fiscal 2025, respectively, relative to the corresponding prior year periods, primarily due to a $119 million and a $107 million decrease, respectively, in other expenses primarily related to asset impairment charges. The decrease in the first nine months of fiscal 2025 was also due to a $21 million decrease in business combination adjustments, net, relative to the corresponding prior year period.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Restructuring expenses	$63	-30%	-28%	$90	$220	-29%	-29%	$311

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

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Interest expense	$892	2%	2%	$876	$2,600	-1%	-1%	$2,636

Fiscal Third Quarter 2025 Compared to Fiscal Third Quarter 2024: Interest expense increased in the third quarter of fiscal 2025, relative to the corresponding prior year period, primarily due to the issuance of $14.0 billion of senior notes in the first nine months of fiscal 2025, partially offset by lower interest expense due to scheduled repayments of borrowings made during the first nine months of fiscal 2025 and full year of fiscal 2024.

First Nine Months Fiscal 2025 Compared to First Nine Months Fiscal 2024: Interest expense decreased in the first nine months of fiscal 2025, relative to the corresponding prior year period, primarily due to scheduled repayments of borrowings made during the first nine months of fiscal 2025 and full year of fiscal 2024, respectively, partially offset by higher interest expense that resulted from the issuance of senior notes mentioned above. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on the senior notes issued in the first nine months of fiscal 2025.

Non-Operating (Expenses) Income, net: Non-operating (expenses) income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to marketable and non-marketable investments, including losses attributable to equity method investments (primarily Ampere) and net other income and expenses, including net unrealized gains and losses from our investment portfolio related to our deferred compensation plan and non-service net periodic pension income and losses.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Interest income	$135	22%	23%	$111	$418	10%	10%	$380
Foreign currency losses, net	(37)	-38%	-38%	(59)	(96)	-44%	-46%	(172)
Noncontrolling interests in income	(48)	-7%	-7%	(51)	(138)	7%	7%	(130)
Losses from marketable and non-marketable investments, net	(59)	-36%	-36%	(94)	(236)	-19%	-19%	(290)
Other (expenses) income, net	(9)	*	*	84	91	-35%	-35%	140
Total non-operating (expenses) income, net	$(18)	101%	91%	$(9)	$39	*	*	$(72)

*	Not meaningful

Fiscal Third Quarter 2025 Compared to Fiscal Third Quarter 2024: Our non-operating expenses, net increased by $9 million in reported currency in the third quarter of fiscal 2025, relative to the corresponding prior year period, primarily due to an increase in other expenses, net. The increase in other expenses was primarily attributable to losses in the third quarter of fiscal 2025, compared to gains in the third quarter of fiscal 2024, associated with an investment portfolio that we held for our employee deferred compensation plan, and for which an equal and offsetting amount was recorded to our operating expenses during the same period. This increase was partially offset by a $35 million decrease in losses from marketable and non-marketable investments, a $24 million increase in interest income and a $22 million decrease in foreign currency losses.

First Nine Months Fiscal 2025 Compared to First Nine Months Fiscal 2024: Our non-operating income, net increased by $111 million in reported currency in the first nine months of fiscal 2025, relative to the corresponding prior year period, primarily due to a $76 million decrease in foreign currency losses, a $54 million decrease in losses from marketable and non-marketable investments and a $38 million increase in interest income. These increases were partially offset by a $49 million decrease in other income, net, which was primarily attributable to lower gains associated with an investment portfolio that we held for our employee deferred compensation plan as discussed above.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Provision for income taxes	$512	10%	15%	$464	$992	56%	59%	$636
Effective tax rate	14.9%			16.2%	9.9%			8.0%

Fiscal Third Quarter 2025 Compared to Fiscal Third Quarter 2024: Provision for income taxes increased during the third quarter of fiscal 2025, relative to the corresponding prior year period, primarily due to the absence of the realization of a one-time tax attribute of $197 million, higher income before provision for income taxes of $95 million and an unfavorable jurisdictional mix of $51 million, partially offset by the absence of changes in unrecognized tax benefits of $154 million and an increase in tax benefits related to stock-based compensation of $143 million.

First Nine Months Fiscal 2025 Compared to First Nine Months Fiscal 2024: Provision for income taxes increased during the first nine months of fiscal 2025, relative to the corresponding prior year period, primarily due to an unfavorable jurisdictional mix of earnings of $365 million, the absence of the realization of a one-time tax attribute of $247 million, higher income before provision for income taxes of $133 million and the absence of the revaluation benefit of net deferred tax assets due to a change in tax rate of $105 million, partially offset by an increase in tax benefits related to stock-based compensation of $311 million and the absence of changes in unrecognized tax benefits of $207 million.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2025	Change	May 31, 2024
Working capital	$493	*	$(8,990)
Cash, cash equivalents and marketable securities	$17,823	67%	$10,661

*	Not meaningful

Working capital: The increase in working capital as of February 28, 2025 in comparison to May 31, 2024 was primarily due to favorable impacts to our net current assets resulting from net income and proceeds from the issuance of senior notes, net of issuance costs, of $13.9 billion (refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information) during the first nine months of fiscal 2025, partially offset by $12.1 billion of cash used for capital expenditures, $3.3 billion of cash used to pay dividends to our stockholders, €750 million and $1.0 billion of long-term senior notes that were reclassified to current liabilities, $450 million of cash used for repurchases of our common stock, $380 million of net cash used for our employee stock programs and $178 million of cash used for purchases, net of sales and maturities of non-current investments during the first nine months of fiscal 2025. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist primarily of time deposits with original maturities at the time of purchase greater than 90 days. The increase in cash, cash equivalents and marketable securities as of February 28, 2025 in comparison to May 31, 2024 was primarily due to cash inflows from our operations and proceeds from the issuance of senior notes, net of issuance costs, of $13.9 billion during the first nine months of fiscal 2025. This increase was partially offset by $12.1 billion of cash used for capital expenditures, $4.5 billion of cash used for scheduled repayments of borrowings and commercial paper notes, $3.3 billion of cash used to pay dividends to our stockholders, $450 million of cash used for repurchases of our common stock, $380 million of net cash used for our employee stock programs and $169 million of cash used for purchases, net of sales and maturities of non-marketable investments during the first nine months of fiscal 2025. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Nine Months Ended
(Dollars in millions)	February 28, 2025	Change	February 29, 2024
Net cash provided by operating activities	$14,664	16%	$12,592
Net cash used for investing activities	$(12,529)	173%	$(4,594)
Net cash provided by (used for) financing activities	$4,912	*	$(8,280)

*	Not meaningful

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

Net cash provided by operating activities increased by $2.1 billion in the first nine months of fiscal 2025, relative to the first nine months of fiscal 2024, primarily due to higher net income adjusted for certain non-cash charges, partially offset by certain cash unfavorable working capital changes, net.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our investments in capital assets primarily to support the growth in our cloud and license business and acquisitions, purchases, maturities and sales of our investments in marketable securities and other instruments.

Net cash used for investing activities increased by $7.9 billion in the first nine months of fiscal 2025, relative to the first nine months of fiscal 2024, primarily due to the increase in capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities was $4.9 billion in the first nine months of fiscal 2025 compared to the net cash used for financing activities of $8.3 billion in the first nine months of fiscal 2024. The increase in net cash provided by financing activities was primarily due to proceeds from the issuance of senior notes, net of issuance costs, of $13.9 billion, lower net cash used for our employee stock programs of $1.0 billion and lower net cash used for repurchases of common stock of $600 million, partially offset by higher repayments of commercial paper notes of $1.3 billion, net of issuances, higher scheduled repayments of borrowings of $641 million and higher net cash used for other activities of $384 million, in each case in the first nine months of fiscal 2025 relative to the first nine months of fiscal 2024. Further, during the first nine months of fiscal 2025, we refinanced our Term Loan Credit Agreement (defined below), which resulted in no net impact on financing cash flows for the periods reported.

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

	Trailing 4-Quarters Ended
(Dollars in millions)	February 28, 2025	Change	February 29, 2024
Net cash provided by operating activities	$20,745	14%	$18,239
Capital expenditures	(14,933)	150%	(5,981)
Free cash flow	$5,812	-53%	$12,258
Net income	$12,160		$10,642
Net cash provided by operating activities as a percent of net income	171%		171%
Free cash flow as percent of net income	48%		115%

Recent Financing Activities:

Cash Dividends: In March 2025, our Board of Directors declared a quarterly cash dividend of $0.50 per share of our outstanding common stock, an increase of $0.10 per share over the dividend declared in December 2024. The dividend is payable on April 23, 2025 to stockholders of record as of the close of business on April 10, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

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

Senior Notes: During the first nine months of fiscal 2025, we issued $14.0 billion of senior notes comprised of the following:

•
$500 million of floating rate notes due August 2028;
•
$1.5 billion of 4.80% senior notes due August 2028;
•
$1.5 billion of 4.20% senior notes due September 2029;
•
$1.25 billion of 5.25% senior notes due February 2032;
•
$1.75 billion of 4.70% senior notes due September 2034;
•
$1.75 billion of 5.50% senior notes due August 2035;
•
$1.75 billion of 5.375% senior notes due September 2054;
•
$1.75 billion of 6.00% senior notes due August 2055;
•
$1.25 billion of 5.50% senior notes due September 2064; and

•
$1.0 billion of 6.125% senior notes due August 2065.

We issued the senior notes to repay all or a portion of senior notes due between November 2024 and July 2026, and to pay accrued interest and any related premiums, fees and expenses in connection therewith; to make scheduled payments of principal and interest on borrowings under our Term Loan Credit Agreement; to repay all or a portion of commercial paper notes outstanding; and to use any remaining net proceeds from the borrowing for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of other indebtedness and future acquisitions. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Contractual Obligations: During the first nine months of fiscal 2025, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, other than an increase in our lease commitments as of February 28, 2025. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 10 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for more information about our lease commitments. Additionally, as discussed above, we issued a total of $14.0 billion of senior notes in the first nine months of fiscal 2025 with various maturity dates.

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

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2021 has been an annualized rate of 1.7% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options as of February 28, 2025, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has substantially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of February 28, 2025, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 5.8%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2025. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Based on our management’s evaluation (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this Quarterly Report, our Principal Executive and Financial Officer has concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the SEC)’s rules and forms and is accumulated and communicated to our management (including our Principal Executive and Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of February 28, 2025, approximately $6.5 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2024—December 31, 2024	0.3	$175.32	0.3	$6,610.6
January 1, 2025—January 31, 2025	0.2	$164.41	0.2	$6,571.9
February 1, 2025—February 28, 2025	0.4	$172.55	0.4	$6,512.3
Total	0.9	$171.29	0.9

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of Oracle stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended February 28, 2025, the following Section 16 officer adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•
Jeffrey O. Henley, our Vice Chairman of the Board of Directors, adopted a new trading plan on December 31, 2024. Mr. Henley’s plan is scheduled to terminate on July 2, 2025, subject to early termination for certain specified events set forth therein. The trading plan is intended to permit Mr. Henley to exercise and sell 400,000 stock options expiring on July 2, 2025.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Oracle’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

Item 6. Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

4.01	Forms of Floating Rate Notes due 2028, 4.800% Notes due 2028, 5.250% Notes due 2032, 5.500% Notes due 2035, 6.000% Notes due 2055 and 6.125% Notes due 2065, together with an Officers' Certificate issued February 3, 2025 setting forth the terms of the Notes	8-K	001-35992	4.1	2/3/25	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 28, 2025 and May 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2025 and February 29, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2025 and February 29, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended February 28, 2025 and February 29, 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2025 and February 29, 2024 and (vi) Notes to Condensed Consolidated Financial Statements

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, formatted in Inline XBRL and included in Exhibit 101

‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 11, 2025	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 11, 2025	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)