Form 10-K
period 2025-05-31
ORACLE CORP
filed 2025-06-18
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $305,793,119,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2025, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 29, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 13, 2025: 2,808,833,000.

Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended May 31, 2025.

ORACLE CORPORATION

FISCAL YEAR 2025

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
•
our belief that our Oracle Cloud Applications (OCA) and Oracle Cloud Infrastructure (OCI) offerings represent opportunities for us to continue to expand our cloud and license business, and that we are in the early stages of what we expect will be a material migration of our existing Oracle customer base from on-premise applications and infrastructure products and services to the Oracle Cloud;
•
our belief that we can market our OCA and OCI services to a broader ecosystem of small and medium-sized businesses, non-information technology lines of business purchasers, developers and partners due to the highly available, intuitive design, ease-of-access, low touch and low cost characteristics of the Oracle Cloud;
•
our expectation that substantially all of our customers will renew their license support contracts upon expiration;
•
our belief that Oracle Fusion Cloud Enterprise Resource Planning is a strategic suite of applications that is foundational to facilitating and extracting more business value out of the adoption of other OCA offerings as customers realize the value of a common data model that spans across core business applications;
•
our belief that our OCA offerings remove business boundaries between front- and back-office activities;
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
•
our expectation that we will continue to make significant investments in research and development to develop new products and services offerings, as well as maintain and improve our current offerings, and our belief that research and development efforts are essential to maintaining our competitive position;
•
our expectations regarding our investment in Ampere Computing Holdings LLC (Ampere) and the pending acquisition of Ampere by SoftBank Group Corp.;
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
•
our belief that we have adequately provided under United States (U.S.) generally accepted accounting principles for outcomes related to our tax audits, that the final outcome of our tax-related examinations, agreements or judicial proceedings will not have a material effect on our results of operations and that our net deferred tax assets will likely be realized in the foreseeable future;

•
our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any;
•
the possibility that certain legal proceedings to which we are or may become a party could have a material impact on our financial position, future cash flows and results of operations;
•
the timing and amount of expenses we expect to incur;
•
the possibility that we may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans;
•
declarations and amounts of future cash dividend payments and the timing and amount of future stock repurchases;
•
our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements;
•
our expectations regarding the amounts and performance of our investments in marketable and non-marketable equity securities and the timing and amount of changes in fair value of these investments;
•
our ability to predict revenues, particularly certain cloud license and on-premise license revenues and hardware revenues, and margins;
•
the percentages of remaining performance obligations that we expect to recognize as revenues over respective future periods;
•
our expectation that the financial impacts of standard warranty or service level provisions in our revenue arrangements will continue to be insignificant;
•
our expectation that supply chain shortages, including those arising from tariffs, changing trade policy or other macroeconomic developments, and the risks associated with our response to such shortages, including committing to higher purchases and balances of hardware products, may increase and will continue to impact us in the future;
•
our beliefs regarding the retention of employees and how our products help to improve our employees’ learning experiences and growth opportunities;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “commits,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “focus,” “forecasts,” “future,” “goal,” “intends,” “is designed to,” “likely,” “maintains,” “may,” “ongoing,” “plans,” “possible,” “potential,” “projects,” “seeks,” “shall,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2026, which runs from June 1, 2025 to May 31, 2026.

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

PART I

Item 1. Business

Oracle provides products and services that address enterprise information technology (IT) needs. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise, cloud-based and hybrid deployments. It is an important element of our corporate strategy to provide choice and flexibility to Oracle customers as to when and how they deploy Oracle applications and infrastructure technologies. We believe that offering customers broad, comprehensive, flexible and interoperable deployment models for Oracle applications and infrastructure technologies is important to our growth strategy and better addresses customer needs relative to our competitors, many of whom provide fewer offerings, more restrictive deployment models and less flexibility for customers transitioning to cloud-based IT environments.

Oracle Cloud Applications (OCA) and Oracle Cloud Infrastructure (OCI, collectively with OCA, Oracle Cloud Services) offerings provide comprehensive and integrated applications and infrastructure services, enabling our customers to choose the best option that meets their specific business needs. Oracle Cloud Services integrate IT components in a cloud-based IT environment that Oracle deploys and manages for customers and is accessible by utilizing common web browsers via a broad spectrum of devices. Oracle Cloud Services are designed to be:

•
rapidly deployable to enable customers shorter time to innovation;
•
intuitive for casual and experienced users;
•
easily maintainable to reduce upgrade, integration and testing work;
•
connectable among differing deployment models to enable interoperability and extensibility to easily move workloads among the Oracle Cloud and other IT environments;
•
cost-effective by lowering upfront customer investments and implementing usage-based resource consumption costs; and
•
highly secure, standards-based and reliable.

Oracle cloud license and on-premise license deployment offerings include Oracle Applications, Oracle Database and Oracle Middleware software offerings, among others, which customers deploy using IT infrastructure from the Oracle Cloud or their own IT environments. Substantially all customers opt to purchase license support contracts when they purchase an Oracle license.

Oracle hardware products include Oracle Engineered Systems, servers, storage and industry-specific products, among others. Customers generally opt to purchase hardware support contracts when they purchase Oracle hardware products.

Oracle also offers professional services to assist our customers and partners to maximize the performance of their investments in Oracle products and services.

Our customers include businesses of many sizes, government agencies, educational institutions and resellers that we market and sell to directly through our worldwide sales force or indirectly through the Oracle Partner Network. Using Oracle technologies, our customers build, deploy, run, manage and support their internal and external products, services and business operations, including, for example, an artificial intelligence (AI) product company that uses OCI to build and serve generative AI models; a global technology company that uses multiple OCI compute and data services to power its logistics and mobile application offerings; a multinational financial institution that runs its banking applications using Oracle Exadata Cloud@Customer; and a global consumer products company that leverages Oracle Fusion Cloud Enterprise Resource Planning (ERP) for its accounting processes, risk management, supply chain and financial planning functions.

Our investments in, and innovation with respect to, Oracle products and services that we offer through our three businesses (cloud and license, hardware and services businesses, described further below) are another important element of our corporate strategy. In fiscal 2025, 2024 and 2023, we invested $9.9 billion, $8.9 billion and $8.6 billion, respectively, in research and development to enhance our existing portfolio of offerings and to develop new technologies and services. We have a deep understanding as to how applications and infrastructure technologies interact and function with one another, including using OCI to power our OCA, which we and our customers use to run internal business processes. We focus our development efforts on improving the performance, security, reliability, operation, integration and cost-effectiveness of our offerings relative to our competitors; facilitating the ease with which organizations are able to deploy, use, manage and maintain our offerings; and incorporating emerging technologies, such as AI, within our offerings to enable leaner business processes, automation and innovation.

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

Our selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings and increase stockholder value. We have invested billions of dollars over time to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies as suitable opportunities arise to further our corporate strategy.

We have three businesses: cloud and license; hardware; and services. Each business is comprised of a single operating segment. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements, both included elsewhere in this Annual Report, provide additional information related to our businesses and operating segments.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Oracle Applications and Infrastructure Technologies

Oracle applications and infrastructure technologies, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure products and services, are based upon industry standards and are designed to be enterprise-grade, reliable, scalable and secure. These technologies are the building blocks of Oracle Cloud Services, our partners’ cloud services and our customers’ cloud IT environments. Oracle applications and infrastructure offerings are marketed and sold through our cloud and license and hardware businesses, and are delivered through the Oracle Cloud or a variety of flexible and interoperable IT deployment models, including cloud-based, hybrid and on-premise deployments.

We believe that our Oracle Cloud Services offerings represent opportunities for us to continue to expand our cloud and license business. We believe that our customers increasingly recognize the value of access to the latest versions of Oracle cloud-based applications and infrastructure capabilities via a lower cost, rapidly deployable, flexible and interoperable services model that Oracle provisions, manages, upgrades and maintains on our customers’ behalf. We believe that we can market and sell our Oracle Cloud Services offerings together to help new and existing customers migrate their extensive installed base of on-premise and cloud-based applications and infrastructure technologies to the Oracle Cloud and we believe we are in the early stages of what we expect will be a material migration of our existing Oracle customer base from on-premise applications and infrastructure products and services to the Oracle Cloud. During the past three fiscal years, customers with annual license support contracts that migrated to the Oracle Cloud contributed to the increase in annualized cloud services revenue by $4.3 billion. In addition, we also believe we can market our Oracle Cloud Services offerings to a broader ecosystem of small and medium-sized businesses, non-IT lines of business purchasers, developers and partners due to the highly available, intuitive design, ease-of-access, low touch and low cost characteristics of the Oracle Cloud.

In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud deployment models has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure licenses and license support contracts to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and our cloud services revenues represented 43%, 37% and 32% of our total revenues during fiscal 2025, 2024 and 2023, respectively. We expect these trends to continue.

Oracle Applications Technologies

Oracle applications technologies are marketed, sold, delivered and supported through our cloud and license business. Our applications cloud services and license support revenues represented 44%, 46% and 47% of our total cloud services and license support revenues during fiscal 2025, 2024 and 2023, respectively. Oracle applications offerings include our OCA offerings, which are available for customers as a subscription, and Oracle applications license offerings, which are available for customers to purchase for use within the Oracle Cloud and other cloud-based and on-premise IT environments, and include the option to purchase related license support. Our applications technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable performance, agility, compatibility and extendibility. The applications technologies that we offer are generally designed using industry standard architectures to manage and automate core business functions across the enterprise and a broad range of industries, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. We also offer industry-specific applications, which provide solutions to customers in the automotive, communications, construction and engineering, consumer packaged goods, defense and intelligence, education, financial services, government, healthcare, high technology, hospitality, industrial manufacturing, life sciences, media and entertainment, oil and gas, professional services, public safety, restaurant, retail, travel and logistics, utilities and wholesale distribution industries, among others.

Oracle Cloud Applications (OCA)

The broad spectrum of OCA offerings provides customers with a choice of software applications delivered via a cloud-based IT environment that we deploy and manage and that customers purchase by entering into a subscription agreement with us for a stated period. Our OCA offerings represent an industry leading business innovation platform leveraging OCI and include a broad suite of modular, next-generation cloud software applications spanning all core business functions, including, among others:

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
•
NetSuite Applications Suite, which is generally marketed to small to medium-sized organizations and is designed to be a unified, cloud-based applications suite to run a company’s entire business and includes financials and ERP, customer relationship management, human resources, professional services and commerce, among others; and

•
Oracle Health applications, which are designed to enable medical professionals to deliver better healthcare to individual patients and communities.

In addition, we offer several cloud-based industry solutions to address specific customer needs within certain industries including communications, construction and engineering, education, financial services, government, healthcare, hospitality, manufacturing and retail, among others.

OCA offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application accessibility, integration and development. Customers access OCA offerings utilizing common web browsers via a broad spectrum of devices.

Customers, partners and other interested parties may elect to subscribe to Oracle applications and infrastructure training and certification programs through learning subscriptions offered by Oracle University. Learners generally have unlimited access to course content delivered during the subscription period.

We believe that the comprehensiveness and breadth of our cloud applications offerings differentiate us from many of our competitors that offer more limited or specialized applications. Our cloud applications offerings are designed to support connected business processes in the cloud and are centered on an intuitive and conversational user experience, a responsive, open and flexible business core and a common data model. We believe Oracle Fusion Cloud ERP is a strategic suite of applications that is foundational to facilitating and extracting more business value out of the adoption of other OCA offerings, such as Oracle Fusion Cloud HCM and Oracle Fusion Cloud EPM, as customers realize the value of a common data model that spans across core business applications. We believe our cloud applications offerings together remove business boundaries between front- and back-office activities. Our cloud applications offerings are designed to deliver a secure data isolation architecture and flexible upgrades; self-service access controls for users; a Service-Oriented Architecture; built-in social, mobile and business insight capabilities (analytics); and a high performance, high availability infrastructure based on OCI. These cloud applications capabilities are designed to simplify customer IT environments, reduce time to implement and upgrade, enable agility, reduce risk and provide a user-friendly experience. Our cloud applications offerings incorporate advanced technologies such as AI, Internet-of-Things (IoT), machine learning, blockchain, digital assistants and advances in the “human interface” and how users interact with OCA offerings within a business context or to augment human capabilities to enhance productivity.

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

Our cloud and license business’ infrastructure technologies include the Oracle Database and MySQL Database, the world’s most popular database management systems; Java, the computer industry’s most widely-used language by professional software developers; and middleware, including development tools, among others. These infrastructure technologies are available through a subscription to our OCI offerings or through the purchase of a license and related license support, at the customer’s option, to run within the Oracle Cloud as a part of a customer’s cloud-based, on-premise or other IT environments. Our OCI offerings also include cloud-based compute, storage and networking capabilities, application development and cloud native services, among others, and new and innovative services such as AI Infrastructure offerings and emerging technologies such as generative AI, agentic AI, IoT and blockchain.

Our hardware business’ infrastructure technologies consist of hardware products and certain unique hardware-related software offerings, including Oracle Engineered Systems, enterprise servers, storage solutions, industry-specific hardware, virtualization software, operating systems, management software and related hardware support services. Our customers use Oracle hardware products and related offerings in their cloud-based, on-premise or hybrid IT environments to run their internal business operations and to deliver products and services to their customers.

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

Oracle Infrastructure Technologies – Cloud and License Business Offerings

Our infrastructure cloud services and license support revenues represented 56%, 54% and 53% of our total cloud services and license support revenues during fiscal 2025, 2024 and 2023, respectively.

Oracle Cloud Infrastructure (OCI)

OCI offerings are designed to deliver our infrastructure technologies, including compute, storage and networking services, as a service. OCI offerings include our Oracle Autonomous Database offerings, among others, that Oracle runs, manages, upgrades and supports on behalf of the customer. We also offer a portfolio of specialized databases to address specific customer requirements, including MySQL, the world’s most popular open source database, as a cloud service with Oracle HeatWave MySQL. We typically charge a prepaid fee that is decremented as the OCI services are consumed by the customer over a stated time period. By utilizing OCI, customers can leverage the Oracle Cloud for enterprise-grade, high-performance, scalable, cost-effective and secure infrastructure technologies that are designed to be rapidly deployable and provide real-time elasticity while reducing the amount of time and resources normally consumed by IT processes within on-premise environments. OCI is designed to be differentiated from other cloud vendors to provide better security by separating cloud control code computers from customer compute nodes. Customers use OCI to build and operate new applications ranging from low-code to AI-powered cloud-native applications, to run new workloads and to move their existing Oracle or non-Oracle workloads to the Oracle Cloud from their on-premise data centers or other cloud-based IT environments, among other uses. We continue to invest in OCI to improve features and performance; to expand the catalog of cloud-based infrastructure tools and services that we provide; to increase the capacity and geographic footprint to deliver these services; to simplify the processes for migrating workloads to the Oracle Cloud; and to provide customers with the ability to run workloads across different IT environments, the Oracle Cloud as well as other third-party clouds in both hybrid and multicloud deployment models.

Oracle customers and partners utilize OCI offerings for platform-related services that are based upon the Oracle Database, Java and Oracle Middleware, including open source and other tools for a variety of use cases across data management (including the use of Oracle Autonomous Database and Oracle HeatWave MySQL), applications development, integration, content management, analytics, IT management and governance, security and rapidly emerging technologies such as AI and machine learning. OCI AI offerings are designed to be embedded into customer applications for a variety of predictive use cases, including, among others, the servicing of machine parts that are at risk of failing, using generative AI for fault detection on an assembly line, improving customer experiences in the purchasing of consumer products, the stocking of retailer store shelves, credit fraud detection and financial modeling to stay within a business’ forecasts.

Oracle customers and partners also utilize OCI offerings for highly scalable, available and secure compute, storage and networking services. OCI compute services range from virtual machines to graphics processing unit-based offerings to bare metal servers and include options for high I/O workloads and high-performance computing to run traditional compute-intensive workloads and AI models. OCI storage offerings include block, file, object and archive storage services. In addition, our OCI offerings include networking, connectivity and edge services that help connect customers’ data centers and third-party clouds with our OCI services for the creation of distributed and multicloud architectures.

In addition to the full suite of OCI offerings delivered by Oracle public cloud regions across the globe and by our multicloud partnerships, we provide our customers with flexibility by offering certain OCI services within a customer’s own data center, such as:

•
Oracle Exadata Cloud@Customer, which is designed to enable customers to run Oracle Autonomous Database and Oracle Exadata Database Service securely in their own data centers behind their firewalls while having the services managed by Oracle;
•
OCI Dedicated Region, which is designed to enable customers to bring a self-contained OCI instance into their data centers while accessing a substantial portfolio of OCI and OCA offerings;
•
OCI Sovereign Cloud, which is designed to enable customers to utilize OCI services while addressing restrictions imposed upon customers that operate in certain regulated industries, entities or jurisdictions. This capability now also allows us to offer sovereign AI to customers who want the latest in AI innovations while operating within their regulatory environments;
•
Oracle Alloy, which is engineered to enable partners to control the commercial and customer experience to address their specific market needs for cloud services; and
•
Oracle Compute Cloud@Customer and Oracle Roving Edge Infrastructure, which are designed to enable customers to access cloud computing and storage services at the edge of networks and in generally disconnected locations in order to accelerate deployment of cloud workloads outside of the data center.

Oracle Autonomous Database

Oracle Autonomous Database is designed to deliver performance and scale for enterprise database workloads with automated database operations and policy- and AI- and machine learning-driven optimization by combining certain Oracle infrastructure technologies, including the Oracle Database, OCI, Oracle Exadata and native AI and machine learning capabilities, among others. Oracle Autonomous Database is designed to be self-driving, automating routine database administration tasks, including maintenance, tuning, patching, scaling, security and backup. Oracle Autonomous Database is engineered to lower labor costs and reduce human error while using machine learning-driven diagnostics for fault prediction and error handling and is also engineered to provide automatic threat detection and remediation. Oracle Autonomous Database is designed to enable on-demand, automatic scaling of database resources combined with consumption-based pricing in order to help organizations lower costs by paying only for resources used. The integration of Oracle Autonomous Database with other Oracle Cloud services, such as Java Cloud and the Oracle APEX low-code application development service, along with open interfaces and integrations, is designed to provide developers with a modern, open platform to develop new and innovative cloud-native applications.

For analytics workloads, Oracle Autonomous Database is designed to provide customers with easy-to-use analytics tools and machine learning capabilities that are accelerated using Oracle Exadata’s scale-out infrastructure and work with Oracle Analytics Cloud and third-party analytics tools. We believe Oracle Autonomous Database’s built-in developer capabilities and automation can enable organizations to quickly deploy new data marts and data warehouses; move existing ones to the cloud; and create data lakes. All of these capabilities are designed to enable organizations to gain new insights into customer behavior, more accurately anticipate future demand, align workforce deployment with business activity forecasts and accelerate the pace of operations, among other benefits.

For transaction processing workloads, Oracle Autonomous Database is designed to enable organizations to securely run a mix of high-performance transactions of ranging complexity. It is also designed to enable organizations to efficiently support dynamic workloads, conduct real-time analysis of transactional data and lower administration costs. Oracle Autonomous Database is available on OCI for shared or dedicated deployments and on-premise with Oracle Exadata Cloud@Customer and OCI Dedicated Region. In addition, Oracle Autonomous Database is available on other hyperscale cloud IT environments, such as Amazon Web Services, Google Cloud and Microsoft Azure.

We offer advanced AI functionality, such as AI Vector Search and Select AI, in our recent release of Oracle Database 23ai, which enables customers to leverage their data for advanced generative AI functionality without needing to duplicate and maintain such data securely in other databases or external systems, while also providing customers with an option to utilize generative AI large language models (LLMs) of their choice.

Oracle Database Licenses

Oracle Database is the world’s most popular enterprise database and is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data. Oracle Database is licensed throughout the world by businesses and organizations of all sizes for a multitude of purposes, including, among others, for use within the Oracle Cloud to deliver our OCA and OCI offerings; for use as a cloud license by a number of cloud-based vendors as a component of their respective cloud offerings; for packaged and custom applications for transaction processing; and for data warehousing and business intelligence. Oracle Database may be deployed in various IT environments, including Oracle Public Cloud, Oracle Exadata Cloud@Customer, OCI Dedicated Region, Oracle Alloy, other cloud-based IT environments and on-premise data centers, among others. Oracle Database Enterprise Edition is available with a number of optional add-on products to address specific customer requirements. As described above, customers may elect to purchase license support for Oracle Database licenses. We also offer Oracle Database as a cloud service, such as with Oracle Exadata Database Service and Oracle Base Database Service.

Oracle Middleware Licenses

We license our Oracle Middleware, which is a broad family of integrated application infrastructure software, for use in various IT environments. Oracle Middleware is designed to enable customers to design and integrate Oracle and non-Oracle business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence. Built with Oracle’s Java technology platform, Oracle Middleware products are designed to be a foundation for custom, packaged and composite applications, thereby simplifying and reducing time-to-deployment. Oracle Middleware is designed to protect customers’ IT investments and work with both Oracle and non-Oracle databases, middleware and applications software through an open architecture and adherence to industry standards. In addition, Oracle Middleware supports multiple development languages and tools, which enables developers to flexibly build once and deploy applications globally across websites, portals and cloud-based applications utilizing a variety of IT environments.

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

Oracle License Support

We provide customers the option to purchase license support contracts in connection with the purchase of Oracle applications and infrastructure licenses. Substantially all of our customers opt to purchase license support contracts when they purchase these licenses to run within the Oracle Cloud or other cloud-based and on-premise IT environments. We believe our license support offerings protect and enhance our customers’ investments in Oracle applications and infrastructure technologies because they provide proactive and personalized support services and unspecified license upgrades and enhancements during the term of the support period. Substantially all license support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current license support customers are entitled to receive. Our license support contracts are generally priced as a percentage of the net fees paid by the customer to purchase the license, are typically one year in duration and are generally billed to the customer annually in advance.

Oracle Infrastructure Technologies – Hardware Business Offerings

Oracle infrastructure technologies include a broad selection of hardware products and related hardware support services to power various IT environments. Our hardware products and services include offerings designed for specific industries, including the communications, food and beverage, healthcare, hospitality and retail industries, among others. We also offer a portfolio of operating systems, including Oracle Linux and Oracle Solaris, virtualization and other hardware-related software and a range of management technologies and products, including Oracle Enterprise Manager and the Oracle Cloud Observability and Management platform. These products are designed to help customers efficiently operate complex IT environments, including both end users’ and service providers’ cloud IT environments. Our primary hardware offerings are further described below.

Oracle Engineered Systems

Oracle Engineered Systems are core to our cloud-based and on-premise data center infrastructure offerings. Oracle Engineered Systems are pre-built products, combining multiple unique Oracle technology components, that may include database, storage, operating system, virtualization and management software with server, storage, networking hardware and other technologies. Oracle Engineered Systems are designed to deliver improved performance, scalability, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently; and to simplify maintenance cycles and improve security by providing a single solution for patching. For example, Oracle Exadata Database Machine is an integrated platform that is optimized for achieving higher performance, scalability and availability at a lower cost by combining Oracle Database, storage and operating system software with Oracle server, storage and networking hardware. We offer our Oracle Engineered Systems through flexible deployment options, including on-premise, as a cloud offering in OCI, as a platform for Oracle Database services in Oracle multicloud partner data centers and as a hybrid cloud offering in customer data centers.

Oracle Servers and Storage

We offer a wide range of Oracle server products that are designed for mission-critical enterprise environments and that are key components of our Oracle Engineered Systems and Oracle Cloud offerings. We have two families of server products: those using x86 microprocessors and those based on the Oracle SPARC microprocessor. We also offer Oracle storage products, which combine flash, disk and server technologies with optimized software and unique integrations with the Oracle Database offering greater performance and efficiency and lower total cost relative to our competitors’ storage products. Certain of our storage products provide integration with Oracle Cloud Services for backup and archiving.

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

In the United States (U.S.), our sales and services employees are based throughout the country. Outside the U.S., our international subsidiaries sell, support and service our offerings in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for our offerings. Our international operations subject us to certain risks, which are more fully described in Risk Factors included in Item 1A of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 13 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Research and Development

We develop the substantial majority of our products and services offerings internally utilizing the skills and diversity of a global workforce. In addition, we have extended our products and services offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of U.S. and foreign patents and pending applications that relate to various aspects of our products and technology. However, although we believe that our patents have value, neither our business as a whole nor any of our principal businesses are materially dependent on a single patent. Rapid technological advances in cloud, software and hardware development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to develop new products and services offerings, as well as maintain and improve our current offerings.

Human Capital Resources

At Oracle, our success is driven by the quality of our people, who we believe are among the best and brightest in the industry. We strive to attract and retain talented employees, to support our employees’ success and well-being and to foster a culture of inclusion where everyone is empowered to have a voice in driving innovation. The Compensation Committee of our Board of Directors (the Compensation Committee) is responsible for reviewing and monitoring matters related to human capital management, including talent acquisition and retention.

Workforce

As of May 31, 2025, we employed approximately 162,000 full-time employees, of which approximately 58,000 were employed in the U.S. and approximately 104,000 were employed internationally. Our approximate employee counts by lines of business are:

29,000	Cloud services and license support operations	37,000	Services
31,000	Sales and marketing	50,000	Research and development
3,000	Hardware	12,000	General and administrative

The average tenure of our employees is approximately eight years and 30% of our employees have been employed with Oracle for ten or more years.

None of our employees in the U.S. are represented by labor unions; however, in certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees.

Employee Experience

In order to attract and retain high quality talent, Oracle strives to deliver a great employee experience, anchored by an inclusive culture where employees can thrive, engage in meaningful work, leverage growth opportunities and focus on their well-being. We support employee well-being from multiple dimensions, including flexible benefits, economic, health, development, lifestyle and compensation.

We believe that one of the primary reasons candidates join Oracle is for the opportunity to develop their career and participate in our global inclusive culture. We have programs and resources to help our employees explore, build and achieve their career goals. By promoting an inclusive culture that leverages a broad range of perspectives and fosters a sense of belonging, we inspire and engage our workforce to solve complex problems to help our customers across the globe.

We promote regular career conversations between leaders and employees, focused on helping employees identify and take steps to grow their careers. Our Talent Review process, which runs on Oracle Fusion Cloud HCM, provides the mechanism for leaders to review and discuss opportunities and action plans to develop employees. 29% of our open non-entry level positions were filled internally in fiscal 2025, providing growth opportunities and retaining critical knowledge and talent.

We believe that helping our employees learn and apply new skills is key to retaining and engaging them. It is also critical to our ability to innovate and rapidly evolve. We believe that our easily accessible learning resources enable us to improve our employees’ learning experience and better measure learning consumption. Oracle employees received more than 4.7 million hours of training in fiscal 2025 and accessed online learning content at an average rate of approximately 2.5 million views per month. Our employees take advantage of instructor-led classes, virtual library content and online learning resources on sales, business, product, market/industry, leadership, technical and compliance skills, well-being and personal development related topics.

Leaders Who Listen

We believe that an important aspect of creating a workforce that supports employee, customer and business success is listening to employee feedback. We share the results of our annual employee engagement survey with leaders, including members of our Board of Directors (the Board). In fiscal 2025, 83% of our employees participated in the annual survey. Leaders listen to employees, evaluate feedback and prioritize actions to enhance employee, business and customer success.

Making a Difference

Each year, through our volunteering and giving programs, Oracle employees donate tens of thousands of volunteer hours and millions of dollars (matched by Oracle) to a wide variety of causes. Oracle and our employees also rise to the occasion in times of crisis.

During fiscal 2025, Oracle donated tens of millions of dollars to advance education, promote health, strengthen communities and protect the environment. We also have two nonprofit foundations that focus on children and young people. Oracle Health Foundation makes pediatric case grants available globally that fund medical care ranging from hearing aids to major surgeries. Oracle Education Foundation teaches young people how to innovate, solve problems with technology and shape a better future. Since 2014, Oracle has partnered with Design Tech High School, a public charter school for which we built a home at our Redwood Shores, California campus in 2016.

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

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their IT environments. Our enterprise cloud, license and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world, including Adobe Systems Incorporated, Alphabet Inc., Amazon.com, Inc., Cisco Systems, Inc., Intel Corporation, International Business Machines Corporation, Microsoft Corporation, Salesforce, Inc. and SAP SE, as well as other companies like Hewlett-Packard Enterprise and Workday, Inc. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we face increased competition as we compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. For example, following our acquisition of Cerner Corporation, we also face competition from large healthcare IT providers such as Allscripts Healthcare Solutions, Inc., Arcadia Solutions, athenahealth, Inc., Epic Systems Corporation and InterSystems Corporation, among others. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures or repositioning of product lines—which invite even greater competition in one or more product offering categories.

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, ease of use, speed to production and quality of technical support. Our products and services sales and the relative strength of our products and services versus those of our competitors are also directly and indirectly affected by the following, among other factors:

•
market adoption of cloud-based IT offerings, including Oracle Cloud Services offerings;
•
our ability to develop AI technologies and features and to have access to AI technologies of competitors;
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

Information About Our Executive Officers

Our executive officers are listed below:

Name	Office(s)
Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer
Safra A. Catz	Chief Executive Officer and Director
Jeffrey O. Henley	Vice Chairman of the Board of Directors
Clayton Magouyrk	President, Oracle Cloud Infrastructure
Michael Sicilia	President, Industries
Stuart Levey	Executive Vice President, Chief Legal Officer
Maria Smith	Executive Vice President, Chief Accounting Officer

Mr. Ellison, 80, has been our Chairman of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004.

Ms. Catz, 63, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She previously served as a director of The Walt Disney Company.

Mr. Henley, 80, has served as our Vice Chairman of the Board since September 2014. He previously served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Magouyrk, 38, has been our President, Oracle Cloud Infrastructure since June 2025. From December 2019 to June 2025, he served as an Executive Vice President in various roles, including Executive Vice President, Cloud Infrastructure and Executive Vice President, Oracle Cloud Infrastructure Engineering. Prior to being named Executive Vice President, Mr. Magouyrk held various other positions with us since joining Oracle in 2014. Prior to joining Oracle, he was a senior engineer at Amazon and Amazon Web Services from 2008 to 2014.

Mr. Sicilia, 54, has been our President, Industries since June 2025. From October 2019 to June 2025, he served as an Executive Vice President in various roles, including Executive Vice President, Industries and Executive Vice President, Global Business Units. Prior to being named Executive Vice President, Mr. Sicilia held various other positions with us since joining Oracle in 2009. Prior to joining Oracle, he was Chief Technology Officer at Primavera Systems and held other positions from 1993 to 2008.

Mr. Levey, 62, has been our Executive Vice President, Chief Legal Officer since October 2022. Prior to joining Oracle, Mr. Levey served as Chief Executive Officer of Diem Association from August 2020 until June 2022, and as Chief Legal Officer of HSBC Holdings, plc from January 2012 to August 2020.

Ms. Smith, 59, has been our Executive Vice President, Chief Accounting Officer since December 2022. She served as our Senior Vice President, Corporate Controller from December 2020 to December 2022, as our Senior Vice President, Assistant Corporate Controller from September 2017 to December 2020, and as our Vice President, Global Controllers Organization and Mergers and Acquisitions from November 2012 to September 2017. She held various other positions with us since joining Oracle in 1999.

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
•
supply chain costs, energy costs or other costs to develop, produce or distribute our products and services result in greater costs than anticipated;
•
we are unable to accurately anticipate, plan for and manage future data center capacity needs in a timely manner to meet current or expected customer demand;
•
we fail to meet our contractual service level commitments;
•
there is a delay in market acceptance of and difficulty in transitioning new and existing customers to new, enhanced or acquired product lines or services;
•
sanctions, tariffs, export controls, geopolitical instability and related market disruptions or other regulatory, legislative or other trade and non-tariff barriers, including retaliatory measures, impede or prevent us from serving certain customers or restrict our customers from operating in specific jurisdictions;
•
inflation, trade policy, geopolitical conditions and other macroeconomic factors reduce customer demand for our products and services or cause us to be unable to meet current or expected customer demand;
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

Our AI products may not operate as anticipated, which could adversely affect our reputation, revenues and profitability. Machine learning and AI, including generative AI, agentic AI and LLMs, are increasingly driving innovations in technology, and AI technology and services are highly competitive and rapidly evolving. We have invested, and expect to continue to invest, significant resources to build and support our AI products. In addition, we rely on partners and suppliers to produce some of our AI products. If we are unable to introduce new AI products or if our AI products fail to operate as anticipated or as well as competing products or otherwise do not meet customer needs, or if our competitors’ AI products achieve higher market acceptance than ours, we may fail to recoup our investments in AI and our business and reputation may be harmed. Further, if we do not continue to invest significant resources to develop and support our AI products, we may fall behind technological developments and evolving industry standards, which would likewise harm our ability to compete. In addition, AI technologies are rapidly changing and present evolving legal, regulatory and ethical issues, including claims of bias, discrimination, a perceived lack of transparency, as well as sometimes unpredictable behaviors or improper use of copyrighted or other protected material, such as personal and patient health information, any of which could expose us or our customers to reputational or legal risk and inhibit adoption of our AI products. Regulatory uncertainty, including the lack of comprehensive federal legislation and a patchwork of existing and proposed frameworks and regulatory initiatives in numerous jurisdictions, may expose us to compliance challenges and uncertainties. Our failure to adapt to these changes, or any failure by our employees, contractors, partners, suppliers or agents to comply with laws and regulations applicable to our AI products or our related policies and procedures, could result in legal, financial and reputational consequences including, but not limited to, being required to adjust or limit our product offerings or our use of AI in certain jurisdictions to comply with new and evolving AI laws and regulations.

If we do not successfully execute our Oracle Cloud strategy, including our offerings of Oracle Cloud Services, our revenues and profitability may decline. We provide our cloud and other offerings to customers worldwide via a variety of deployment models, including via our cloud-based OCA and OCI offerings. As these business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of various cloud offering models by us and our competitors may unfavorably impact the pricing of our cloud and license offerings. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

As customer demand for our cloud offerings increases, we experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our cloud license and on-premise license and hardware product arrangements relative to our cloud offering arrangements. Customers predominantly purchase our cloud offerings on a subscription basis, and revenues from these offerings are generally recognized ratably or as services are consumed over the terms of the subscriptions. Consequently, any deterioration in sales activity associated with our cloud offerings may not be immediately observable in our consolidated statements of operations. This is in contrast to revenues associated with our license and hardware product arrangements, which are generally recognized in full at the time of delivery of the related licenses and hardware products. In addition, we may not be able to accurately anticipate customer transitions from or be able to sufficiently backfill reduced customer demand for our license, hardware and support offerings relative to the expected increase in customer adoption of and demand for our Oracle Cloud Services, which could adversely affect our revenues and profitability.

If we are unable to secure data center capacity at affordable rates or do not accurately plan for and manage our infrastructure capacity requirements, our profitability may decline. As a part of our Oracle Cloud strategy, we plan our investment levels based on estimates of future revenues and customer demand and future anticipated rates of growth. In recent periods, our cloud services and license support expenses have grown to meet current and expected demand for our cloud offerings, including investments to increase our existing data center capacity and to establish data centers in new geographic locations. In connection with these investments, we entered, and expect to continue to enter, into long-term lease commitments with third-party data center providers and other significant commitments with suppliers of chips and other data center infrastructure. If we underestimate customer demand or our data center capacity needs, we may face shortages of available infrastructure, limiting our ability to support customer growth and potentially causing us to lose business to competitors. Conversely, if we overestimate customer demand or our data center capacity needs, we could be locked into multi-year commitments for excess data center space, resulting in lower profitability and cash flows because our third-party data center vendors generally require us to pay significant contract termination fees to early exit such obligations. Data centers in geographies that we rely on may also be unavailable on commercially reasonable terms or at all. Moreover, we do not control the operation of these third-party data centers, and they may suffer interruptions in service from events beyond our control, including from acts of government, natural events, power loss, break-ins or misconduct by those third parties. We have faced, and may continue to face, rising costs for data center energy demands. In addition, we rely on third-party suppliers to provide equipment and components required to outfit these data centers on a timely basis. Ongoing or future delays or the inability to meet customer demand could cause the loss of additional sales, delay our revenue recognition or increase our costs, all of which could adversely affect the margins of our business. We typically depreciate these assets over their estimated useful lives, which could be shortened should our cloud strategies change, which could adversely affect our profitability.

Our products and services may not function properly if we experience significant coding, manufacturing or configuration errors in our cloud, license and hardware offerings. Despite testing prior to the release and throughout the lifecycle of a product or service, our cloud, license and hardware offerings sometimes contain coding, manufacturing or configuration errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released cloud, license or hardware offerings can be time consuming and costly. Errors in our cloud, license or hardware offerings, or errors embedded in third-party software products or services incorporated into our own products, can affect their ability to properly function, integrate or operate with other cloud, license or hardware offerings; result in service interruptions, delays or outages of our cloud offerings; create security vulnerabilities in our products or services; delay the development or release of new products or services or new versions of products or services; and adversely affect market acceptance of our products or services. If we experience any of these errors, or if there are delays in releasing our cloud, license or hardware offerings or new versions of these offerings, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our and our customers’ abilities to conduct business operations and to ensure accuracy in financial processes and reporting, and may result in unanticipated costs and interruptions. Enterprise customers rely on our cloud, license and hardware offerings and related services to run their businesses, and errors in our cloud, license and hardware offerings and related services could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed. We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Our enterprise cloud, license and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world, many of which have well-developed customer bases and strong brand recognition. In addition, due to the low barriers to entry in many of our market segments, new technologies and new, agile and growing competitors frequently emerge to challenge our offerings. We believe many vendors spend amounts in excess of what Oracle spends to develop and market applications and infrastructure technologies including databases, middleware products, application development tools, business applications, collaboration products and business intelligence, compute, storage and networking products, among others, which compete with Oracle applications and infrastructure offerings.

In addition, use of our competitors’ technologies can influence a customer’s purchasing decision or create an environment that makes it less efficient to utilize or migrate to Oracle products and services. For example, we offer our customers multicloud services whereby our customers can combine cloud services from multiple clouds with the goal of optimizing cost, functionality and performance. OCI’s multicloud services work with a number of our competitors’ products, including Microsoft Azure, Amazon Web Services and Google Cloud. This multicloud strategy could lead our customers to migrate away from our cloud offerings to our competitors’ products or limit their purchases of additional Oracle products, either of which could adversely affect our revenues and profitability.

Our competitors may also seek to attract or retain customers who might otherwise purchase our products and services by offering competing products and services on terms that we may not generally find acceptable. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices, better execute on their sales and marketing strategies, offer more flexible business practices, provide debt or equity financing to customers or form strategic alliances with other companies. Mergers, consolidations or alliances among our competitors, or acquisitions of our competitors by large companies, may result in increased competition.

If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices, introduce pricing models and offerings or offer other terms that are less favorable to us to compete successfully. Any such changes may reduce revenues and margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud delivery models offered by us and our competitors may unfavorably impact the pricing of our other cloud and license, hardware and services offerings, and we have incurred increased cloud delivery expenses as we expand our cloud operations and update our infrastructure, all of which could reduce our revenues and profitability. Our license support fees and hardware support fees are generally priced as a percentage of our net license fees and net new hardware products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings. If we do not adapt our pricing models to reflect changes in customer use of our products, changes in customer demand or increased competition, our revenues could decrease.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results. Our customers depend on our support organization to resolve technical issues related to our applications and infrastructure offerings. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services or resolve issues efficiently. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. Any failure to maintain high-quality technical support, or even the perception that our support is insufficient, could adversely affect our reputation, hinder our ability to sell and renew our applications and infrastructure offerings to existing and prospective customers, and negatively impact our business, operating results and financial position.

We may not receive significant revenues from our current research and development efforts for several years, if at all. Developing our various product offerings is expensive and the return on investment is often long. An important element of our corporate strategy is to commit significant resources to research and development, as well as related product and service opportunities, both through internal investments and the acquisition of intellectual property from acquired companies. Accelerated product and service introductions and short lifecycles require high levels of research and development spending, which could adversely affect our operating results if not offset by revenue increases. We believe that continued investment in research and development is essential to maintaining our competitive position. However, our investments in research and development may fail to yield competitive products and services and we do not expect to receive significant revenues from these investments for several years, if at all.

Our cloud offerings and hardware offerings are complex, and if we cannot successfully manage this complexity, including the sourcing of technologies and components, the results of these businesses will suffer. We depend on suppliers to develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products that we market and sell to our customers and that we use as a part of our cloud infrastructure to deliver our cloud offerings, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. Our supply chain operations are affected by industry consolidation and component constraints or shortages, natural disasters, political unrest (such as the tensions between China and Taiwan), public health crises, changes to trade laws or regulations, tariffs and customs controls, port stoppages, shipping interruptions or other transportation disruptions or slowdowns, and other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped. If disruption caused by one or more of the risks described above occurs, our cloud and license business and hardware business and related operating results could be materially and adversely affected.

Supply chain shortages have in some instances resulted in increases to the costs of production of our hardware products that we may not be able to pass on to our customers. In addition, we have in some instances responded to such shortages by committing to higher purchases and balances of hardware products that we market and sell to our customers and that we use as a part of our cloud infrastructure to deliver our cloud offerings, relative to our historical positions. For example, industry supply capacity for AI accelerators, including graphics processing units, is competitive, and we at times have to accept less favorable terms with suppliers to avoid supply constraints. While this permits us to secure cloud infrastructure capacity, it has increased excess and obsolescence risk of such hardware products and could adversely impact our profitability and cash flows. We expect these factors will continue to impact us in the future.

We outsource most of our manufacturing, assembly, delivery and technology of, and certain component designs for, our hardware products to a variety of companies, many of which are located outside the U.S. From time to time, these partners experience production problems or delays or cannot meet our demand for products on a timely or cost-effective basis, including as a result of changes to trade laws or regulations, tariffs, sanctions and export or import controls. Ongoing or future delays or cost increases in manufacturing could cause the loss of additional sales, delayed revenue recognition or an increase in our hardware products expenses, all of which could adversely affect the margins of our cloud and license business and hardware business. These challenges could arise if we alter our manufacturing strategies, suppliers, or locations.

Our periodic workforce restructurings and reorganizations can be disruptive. We periodically restructure or make other adjustments to our workforce in response to management changes, product changes, performance issues, changes in strategies, acquisitions and other internal and external considerations. These types of restructurings have resulted, and may in the future result, in increased restructuring costs and temporarily reduced productivity while employees adjust to the restructuring. These types of restructurings may also lead to shortages of sufficiently skilled employees in certain roles, loss of valuable institutional knowledge and damage to employee morale and retention.

Hiring freezes or slowdowns can also result in decreased productivity while existing employees take on additional roles and responsibilities, and may also lead to a shortage of sufficiently skilled employees in certain roles. In addition, we may not achieve or sustain the expected growth, resource redeployment or cost savings benefits of these restructurings, or may not do so within our expected timeframe. These effects could recur in connection with future acquisitions and other restructurings, and our revenues and other results of operations could be negatively affected.

We may lose key employees or may be unable to hire enough qualified employees. We rely on hiring qualified employees and retaining our senior management, including our Chairman of the Board, Chief Technology Officer and founder; our Chief Executive Officer; other executive team members; and key employees. In the technology industry, especially in the AI field, competition for highly skilled business, product development and technical personnel is intense and ongoing.

We may also face rising compensation costs without corresponding gains in productivity or sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and any future departures may be disruptive to our operations.

To manage expenses, we hire personnel in countries where advanced technical and other expertise are available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We are experiencing increased competition for employees in these countries as the trend toward globalization continues, which has affected our employee retention efforts and increased our expenses in an effort to offer a competitive compensation program. In addition, changes to immigration and labor law policies may adversely impact our access to technical and professional talent.

Our general compensation program includes restricted stock units (RSUs) and performance-based equity, which are important tools in attracting and retaining employees in our industry. If our stock price stagnates or declines, our ability to retain or attract employees may be harmed. We continually evaluate our compensation practices and consider changes from time to time, which may have an impact on our ability to retain employees and the amount of stock-based compensation expense that we record. Any changes in our compensation practices or those of our competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

There are risks associated with our cloud and license and hardware indirect sales channels which could affect our future operating results. Our cloud and license and hardware indirect channel networks consist primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and ISVs. Our relationships with these channel participants are important elements of our cloud, software and hardware marketing and sales efforts. Our financial results could be adversely affected if:

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

We may not successfully maintain, expand or develop our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues. In addition, we do not control channel participants, some of whom operate in jurisdictions with elevated corruption risks. Our compliance policies and procedures may fail to prevent or detect violations of anti-corruption or other laws, and channel participants may violate such laws, all of which could subject us to litigation or regulatory risk and result in liability.

Acquisitions present many risks and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction. We regularly review and consider strategic acquisitions of companies, products, services and technologies as a part of our corporate strategy, and we expect to continue making acquisitions in the future. However, our strategic acquisition program carries several risks, including but not limited to:

•
business disruption and management distraction due to acquisition, transition or integration activities;
•
challenges in managing acquired technologies or lines of business, entering new markets where we have no, or limited, direct prior experience or market positions, or retaining key personnel from the acquired companies;

•
acquisitions that do not meet strategic expectations, including due to difficulties integrating acquired companies, negative impacts from imposed business practices or different go-to-market strategies, and the risk of overpaying or failing to realize expected returns on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition, including intangible assets and goodwill;
•
negative financial impacts from (1) assumed claims or liabilities; (2) assumed costly or disruptive pre-existing contractual relationships; and (3) unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s business practices;
•
failure to identify or accurately assess significant liabilities or shortcomings prior to finalization of an acquisition;
•
failure to realize expected revenue growth from an acquisition for a number of reasons, including (1) more customers than expected declining to renew or terminating their contracts; (2) difficulty selling acquired products or service offerings to our customer base; (3) acquired customers declining to purchase our technologies due to differing business practices; or (4) contract models utilized by an acquired company conflicting with our revenue recognition methods;
•
integration difficulties, including aligning acquired compliance programs, technologies, products, services, supply chain operations, environmental practices or infrastructure with our existing lines of business;
•
product and service inconsistencies across multiple product lines or services offerings, leading to customer confusion and delays;
•
higher than anticipated costs related to supporting, developing and delivering acquired products or services, expanding general and administrative functions for new business models or complying with complex regulations applicable to an acquired business;
•
labor challenges, including difficulties obtaining timely approvals from works councils or similar bodies under applicable employment laws;
•
regulatory and judicial challenges, including delays or restrictions from governmental authorities under foreign direct investment, foreign subsidy, competition and antitrust laws, potentially requiring asset divestitures, other concessions or a termination of the acquisition process;
•
limitations on our potential other uses for our cash; and
•
financial constraints that may require us to incur additional debt to pay for acquisitions or delay or not proceed with an acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner or on favorable terms.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

We are subject to risks with respect to environmental, social and governance (ESG) matters. We are subject to evolving, and sometimes conflicting, laws, regulations, policies and stakeholder expectations relating to matters beyond our core products and services, including ESG matters, such as environmental sustainability, climate change, human capital and workforce matters. The Nomination and Governance Committee of our Board oversees and periodically reviews our ESG programs and our management evaluates if climate or environmental risks could significantly impact our core or strategic business functions, including service delivery and support, product development and deployment, supply chain management, facility operations, employee recruitment and retention or brand reputation. Any failure to identify and address these risks could adversely affect our reputation, business, financial performance and growth.

Further, in an effort to be responsive to customer, employee and other stakeholder interests and expectations, we publicly disclose certain ESG-related goals and statistics. If we fail to meet these goals, or are perceived as failing to meet our ESG goals, our revenues, reputation and brand may be harmed. In addition, views on ESG and related matters diverge within and among different stakeholder groups, including stockholders, customers and employees, as well as government actors. Efforts to meet evolving and increasingly divergent stakeholder expectations on ESG and related matters may place a strain on our employees and systems, and if we are targeted by those who disagree with our public positions on ESG and related issues, or if we do not otherwise successfully manage ESG-related expectations across our stakeholders, it could erode stakeholder trust, impact our reputation or subject us to litigation, which could adversely affect our business and reputation.

Data Privacy, Cybersecurity and Intellectual Property Risks

If our security measures for our products and services are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, any of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions. Our products and services, including Oracle Cloud Services, store, retrieve, process and manage third-party data, such as our customers’ data, as well as our own data. We believe that Oracle has been and is a target for computer hackers, cyberattacks and other perpetrators or threat actors because Oracle stores and processes large amounts of data, including sensitive data such as health sciences (including patient health information), financial services, retail, hospitality, telecommunications and government data. We and our third-party vendors are regularly subject to attempts by third parties (which may include individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations, nation-states and individuals sponsored by them) to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems. Such malicious attacks can lead, and have led, to the compromise of personal information or the confidential information or data of Oracle or our customers. Attempts of this nature typically involve IT-related viruses, worms, and other malicious software programs that attack networks, systems, products and services, exploit potential security vulnerabilities of networks, systems, products and services, create system disruptions and cause shutdowns or denials of service. Third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other credentials to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, our customers, suppliers or partners. Our products and services, including our Oracle Cloud Services, may also be accessed or modified improperly as a result of customer, partner, employee, contractor or supplier error or malfeasance.

When a cyberattack or other security event or incident results in unauthorized access to, or modification or exfiltration of, our customers’ or suppliers’ data, other external data, our own data or our IT systems, or if the services we provide to our customers are disrupted, or if our products or services are reported to have (or are perceived as having) security vulnerabilities, we have incurred and could incur significant expenses and could suffer substantial damage to our brand and reputation. If our customers lose confidence in the security and reliability of our products and services, including our cloud offerings, they may reduce or terminate their spending with us. In addition, cyberattacks and other security events or incidents have resulted and could result in: significant investigation and remediation costs; loss or destruction of data; operational disruptions; inappropriate use of proprietary and sensitive data; lawsuits; indemnity obligations; regulatory investigations and financial penalties; and increased legal liability, including in some cases contractual costs for customer notification and fraud monitoring. Our remediation efforts may not be successful.

Because the techniques used to obtain unauthorized access to, or sabotage IT systems, constantly evolve, grow more complex over time, and often are not detected until launched against a target, we may be unable to anticipate or implement adequate measures to prevent such techniques. Our internal IT systems continue to evolve and we are often early adopters of new technologies. However, our business policies and internal security controls may not keep pace with emerging threats. We may not detect or confirm any security breach and loss of information for a significant period of time after the security breach.

Our products operate in conjunction with and are dependent on a wide variety of third-party products, components and services. If a security vulnerability exists in one of these components, a targeted exploit could lead to increased costs, liability claims, customer dissatisfaction, reduced revenue, or harm to our reputation or competitive position. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquired companies, we may still inherit such risks when we integrate these companies within Oracle.

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

Following the European Union’s (EU) General Data Protection Regulation (GDPR), the rate of global consideration and adoption of privacy laws has increased, giving rise to more global jurisdictions in which regulatory inquiries and audits may be requested of Oracle, and if we are not deemed to be in compliance, could result in enforcement actions and/or fines. This is true in the U.S. where, for example, a number of states have enacted privacy laws, the U.S. Congress has been considering several privacy and security-related bills at the federal level, the federal government is pursuing a range of cybersecurity initiatives pertaining to critical infrastructure companies and government contractors, and a number of other state legislatures have passed or are considering privacy laws. Regulators globally are also imposing greater monetary fines for privacy violations. The GDPR provides for monetary penalties of up to €20 million, or up to 4% of an organization’s worldwide revenue of the preceding financial year, whichever is greater. These penalties can be significant. For example, a U.S.-based technology company was fined €1.2 billion for alleged GDPR violations in 2023. The U.S. Federal Trade Commission continues to fine companies for unfair and deceptive data protection practices, and these fines may increase in size. Taken together, the laws or regulations associated with the enhanced protection of personal and other types of data could greatly increase the size of potential fines related to data protection, and our cost of providing our products and services could result in changes to our business practices or even prevent us from offering certain services in jurisdictions in which we operate. Although we have implemented contracts, diligence programs, policies and procedures designed to address compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products and services. For example, numerous jurisdictions, including the EU, have passed or are considering laws and regulations that would impose additional data privacy and other compliance requirements on the use of AI and could require us to adjust or limit our product offerings in such jurisdictions.

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
•
the use of AI and support of LLMs becomes more prevalent in the industry;
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

Legal and Regulatory Risks

Adverse litigation results could affect our business. We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from running our core business. The results of our litigation also cannot be predicted with certainty. Even favorable judgments have been, and may in the future be, subject to appeals leading to protracted litigation, additional costs and the prospect that our desired outcome will be overturned. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 15 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

We may be subjected to increased taxes due to changes in U.S. or international tax laws or from adverse resolutions of tax audits and controversies. As a multinational corporation, we incur income taxes as well as non-income-based taxes (such as payroll, sales, use, property and value-added taxes) in both the U.S. and various foreign jurisdictions. Significant uncertainties exist with respect to the application of the various taxes to the businesses in which we engage, often requiring that we make judgments in determining our tax liabilities and worldwide provision for income taxes. We are regularly under audit by tax authorities in the U.S. and internationally, which has led to disagreements regarding our treatment of various items, including our intercompany transfer prices and calculations and the applicability of withholding taxes to our cross-border transactions. Any unfavorable resolution of these tax audits and controversies could cause our tax liabilities to increase and may have a material and adverse impact on our provision for income taxes and effective tax rate. Although we believe that our income and non-income-based tax estimates are reasonable, there is no assurance that the final determination of tax audits or disputes will not be different from what is reflected in our historical income tax provisions and tax accruals.

Countries around the world continually consider and make changes to relevant tax, accounting and other laws, treaties, regulations, guidance and interpretations. For example, the U.S. Congress is considering extending tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act, as well as making other changes to federal tax law, some of which could have an adverse impact on us. Various other legislative proposals, if enacted, could substantially raise U.S. income taxes on our domestic and international profits. Such unfavorable tax proposals create the potential for added volatility in our quarterly provision for income taxes and could have a material adverse impact on our future income tax provisions and effective tax rate.

Other countries also continue to consider changes to their tax laws that could negatively affect us by increasing taxes imposed on our international revenue streams, operations and cross-border transactions, including the imposition of taxes targeted at digital technology businesses and changes in withholding tax rules. A project led by the Organisation for Economic Co-operation and Development (OECD), an international association comprised of 38 countries including the U.S., over the last several years has resulted in changes to the basic design of the international tax system, including the implementation of a 15% minimum tax in over 50 countries, as well as proposed changes that would provide greater taxing rights to market jurisdictions where customers or users are located. There can be no assurance that these enacted changes, which are subject to ongoing OECD guidance and interpretations by the various adopting countries, and any contemplated changes, if implemented by countries, will not materially increase the level of income tax on our international profits.

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

Our international sales and operations and global customer base subject us to additional risks that can adversely affect our operating results. We derive a substantial portion of our revenues from, and have significant operations, outside of the U.S., and in both our U.S. and non-U.S. operations we serve customers based in or with ties to numerous jurisdictions around the world. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These laws and regulations include data privacy requirements, labor relations laws, tax laws, foreign currency-related regulations, competition/antitrust regulations, anti-bribery laws and other laws prohibiting payments to governmental officials such as the U.S. Foreign Corrupt Practices Act (FCPA), market access regulations, tariffs, and import, export and general trade regulations, including but not limited to sanctions and embargos. Violations of these laws and regulations can result in monetary fines, civil and/or criminal penalties, enforcement actions against us, our officers or our employees, and prohibitions on the conduct of our business, including disgorgement, the loss of trade privileges, and other remedial measures. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries or territories or to certain entities, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Changes to sanctions or export control regulations in the U.S. and the other jurisdictions where we currently operate or have dealings, or in the future may operate or have dealings, can require suspension or termination of business (including financial transactions) in or with certain countries and territories or with certain customers. In addition, we continue to closely monitor international relations and it is difficult to anticipate the effect geopolitical developments may have on us. Compliance with any further sanctions, export controls or other regulatory restrictions (and any countermeasures thereto) taken by the U.S. or other countries could prevent us from serving certain customers or restrict us or our customers from operating in specific jurisdictions, which could have an adverse effect on our operations and results of operations. For example, the U.S. enacted a law making it unlawful, beginning in January 2025, to provide internet hosting services to TikTok that are used to enable the distribution, maintenance, or updating of TikTok for users within the U.S. The President issued executive orders that prohibit enforcement until a future date, and also prohibit the imposition of penalties at any time for providing services during the time period covered by the prohibition of enforcement, and ordered the Attorney General to notify relevant service providers that continuing to provide services during the prohibition of enforcement does not violate the statute. If the prohibition is lifted or expires without a resolution that satisfies relevant legal requirements, we may no longer be able to provide those services to TikTok, and if we cannot redeploy that capacity in a timely manner, our revenues and profits would be adversely impacted.

Our success depends, in part, on our ability to anticipate and manage these risks. We monitor our operations and investigate allegations of improprieties relating to transactions and the way in which such transactions are recorded. Where warranted, we provide information and report our findings to government authorities who may conduct their own investigations, and we respond to their requests or demands for information. No assurance can be given that such authorities will not take action or that our compliance program will prove effective. There is no guarantee that our compliance policies and procedures will be followed at all times or will effectively detect and prevent all violations of laws, including economic and financial sanction laws and embargoes. In addition, we are currently navigating a period of geopolitical and regulatory volatility.

We face a variety of other risks and challenges in managing an organization operating globally, including those related to:

•
general economic conditions in each country or region;
•
political unrest, terrorism and war, including but not limited to the current Russia-Ukraine war and its potential economic and geopolitical impacts on Europe, where a material portion of our business is carried out;
•
the potential for other hostilities, including but not limited to further destabilization in the Middle East and tensions between China and Taiwan;
•
public health, social and supporting infrastructure stability risks, particularly in areas in which we have significant operations;

•
fluctuations in currency exchange rates and related impacts on customer demand and our operating results;
•
difficulties in accessing or transferring funds from or converting currencies in certain countries that could lead to a devaluation of our net assets, in particular our cash assets, in that country’s currency;
•
regulatory changes, including unexpected government austerity measures in certain countries that may impair bank deposits or other cash assets that we hold in these countries or that impose additional taxes that we may be required to pay in these countries;
•
common local business behaviors or regulatory requirements that conflict with our business ethics, practices and conduct policies;
•
longer payment cycles and difficulties in collecting accounts receivable;
•
overlapping tax regimes; and
•
weaker protection for intellectual property rights in some countries.

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

The healthcare industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could adversely affect our healthcare business. As a participant in the healthcare industry, certain of our operations and relationships, and those of our customers, are regulated by several U.S. federal, state, local and foreign governmental entities. These regulations impact us both directly and indirectly, in terms of government program requirements applicable to our customers for the use of health IT. Even though we may not be directly regulated by specific healthcare laws and regulations, our products and services must be capable of being used by our customers in a way that complies with those laws and regulations. There are significant, wide-ranging and rapidly evolving regulations worldwide, covering healthcare fraud, information sharing, e-prescribing, medical claims processing and transmission, healthcare devices, the use of AI in healthcare, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. Specific risks include, but are not limited to, the following:

•
Medical device regulations in the U.S. and other countries may now or in the future apply to certain of our healthcare products and services. If any of our healthcare products and services are deemed to be actively regulated medical devices by regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities, including pre-market notification clearance or recalls.
•
Certified electronic health record technology (CEHRT) requirements continue to evolve and remain necessary to participate in federal healthcare programs in order to receive reimbursement for health items and services provided by certain of our customers to Medicare and Medicaid beneficiaries. We expect the regulations establishing the certification and interoperability standards for CEHRT will continue to be updated to emphasize interoperability, consumer engagement, patient safety and health information privacy and security.

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

Governmental entities are variously pursuing policies that affect our ability to sell our products and services. Changes in government procurement policy, priorities, regulations, technology initiatives and/or requirements may negatively impact our potential for growth in the government sector. For example, the U.S. government imposes evolving cybersecurity requirements, including, for example, the FedRAMP authorization process and the Department of Defense (DoD) Cybersecurity Maturity Model Certification. These requirements may impact our lines of business in the U.S. federal government market. Compliance with these cybersecurity requirements is complex and costly, and any failure or alleged failure to meet, or delays in meeting, the required security controls could result in liability, limit our ability to sell products and services, directly or indirectly, to the DoD and other federal and state government entities that implement similar cybersecurity requirements and adversely affect our reputation and sales.

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

There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending as governments continue to face significant deficit reduction pressures. This may adversely impact spending on government programs and result in termination of government contracts, delays in contract awards and pausing of payments during cost efficiency reviews. In addition, an extended federal government shutdown in the U.S. could cause delays in approvals and decision making, which could negatively impact our results of operations.

Government contracts laws and regulations impose certain risks, and certain of our government contracts and contracting practices are currently, and may in the future be, subject to audits and investigations. Any violations of law or alleged violations of law could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, refund of fees received, treble damages, settlement payments, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business, as well as adverse publicity and reputational damage.

Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs. Our cloud and hardware operations are subject to extensive, evolving and sometimes inconsistent state, federal and international regulations related to ESG matters. Some of these regulations establish specific metrics, targets, and disclosure frameworks for a variety of ESG issues, including environmental sustainability, supply chain labor practices, workforce health and safety, proper handling and disposal of certain chemicals and materials, and local testing and labeling requirements. Regulatory, market, carbon tax and competitive pressures regarding the greenhouse gas emissions and energy mix for our data center operations have increased and are expected to continue to increase.

Compliance with these ever-changing and sometimes divergent ESG laws in a timely manner could increase our product design, development, procurement, manufacturing, delivery, cloud operations, insurance premiums and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our cloud and hardware businesses. Failure to comply with these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products and services in certain regions. Additionally, new or updated regulated disclosure requirements could result in revisions to our previous ESG-related disclosure, which could expose us to liability or reputational harm.

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

In addition, we hold a portfolio of marketable and non-marketable debt and equity investments, including investments in Ampere Computing Holdings LLC (Ampere), a privately held related party entity in which we had an ownership interest of approximately 29% as of May 31, 2025. Any impairment charges and effect of changes in the fair values of certain of these investments are recorded as unrealized gains or losses as a component of consolidated net income in each period. The timing and amount of impairment charges or changes in fair value, if any, of these investments depends on factors beyond our control, including the perceived and actual performance of the companies or funds in which we invest, and are also subject to the general conditions of public and private equity markets, which are uncertain and have in the past varied, and may in the future vary, materially by period. Changes in the fair values of these investments, including Ampere, have contributed, and may in the future contribute, to volatility in our net income that is not reflective of our core businesses.

On March 19, 2025, SoftBank Group Corp. announced that it had entered into an agreement with Ampere and certain of its equity holders to acquire all of the equity interests of Ampere (the Ampere Acquisition). The transaction is subject to customary closing conditions, including regulatory approvals, that are beyond our control. If the Ampere Acquisition closes, we will cease to be an investor in Ampere. During the period prior to closing the Ampere Acquisition, the amount of our investments in Ampere could increase for a variety of reasons and we will continue to recognize our share of loss in Ampere’s net earnings until the closure of the acquisition. If the Ampere Acquisition does not close, we will continue to be exposed to the risk associated with our investments in Ampere as discussed above.

Changes in currency exchange rates can adversely affect customer demand and our revenue and profitability. We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Australian Dollar, British Pound, Brazilian Real, Canadian Dollar, Euro, Indian Rupee, Japanese Yen and Saudi Riyal, relative to the U.S. Dollar can significantly affect our total assets, revenues, operating results and cash flows, which are reported in U.S. Dollars. Fluctuations in foreign currency rates, including the strengthening of the U.S. Dollar against the Euro and most other major international currencies, adversely affects our revenue growth by reducing the U.S. Dollar value of our foreign currency earnings and affecting actual demand for our products and services as they may become relatively more expensive for foreign currency-based enterprises to purchase. Currency variations can also negatively impact profit margins on sales of our products in countries outside of the U.S. Generally, a stronger U.S. Dollar adversely affects, and a weaker U.S. Dollar favorably affects, our reported revenues and operating results. In addition, our reported assets generally are adversely affected when the dollar strengthens relative to other currencies as a portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies and reported in U.S. Dollars.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged to earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency exposures. We may suspend the program from time to time. As part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations is international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts, including the cost to obtain such contracts. For example, we experience foreign currency gains and losses when it is not possible or cost-effective to hedge our foreign currency exposures, our hedging efforts are ineffective or we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and any related fees paid to purchase such contracts, and other factors. All of these factors can from time to time materially impact our results of operations, financial position and cash flows.

We have incurred foreign currency losses associated with the devaluation of currencies in certain highly inflationary economies relative to the U.S. Dollar. We could incur future losses in other countries where we do business should their currencies become designated as highly inflationary.

There are risks associated with our outstanding and future indebtedness. As of May 31, 2025, we had an aggregate of $92.6 billion of outstanding indebtedness that will mature between calendar year 2025 and calendar year 2065. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this Risk Factors section. There can be no assurance that we will be able to manage any of these risks successfully.

We have been refinancing portions of our outstanding debt as it matures and we may continue to do so in the future. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

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

Risks Related to Our Common Stock

Our stock price could become more volatile and your investment could lose value. All of the factors discussed within this Risk Factors section could affect our stock price. The timing of announcements in the public market by us or by our competitors regarding new cloud services, AI advancements, products, product enhancements, technological advances, data center capacity, acquisitions or major transactions could also affect our stock price. Changes in the amounts and frequency of stock repurchases or dividends could affect our stock price. Our stock price could also be affected by factors, some of which are beyond our control, including, among others: speculation in the press, social media and the analyst community; changes in recommendations or earnings-related estimates by financial analysts; changes in investors’ or analysts’ valuation measures for our stock; negative analyst surveys or channel check surveys; earnings announcements where our financial results differ from our guidance or investors’ expectations; our credit ratings; dissemination of inaccurate information or misinformation about our business and results of operations (including through the malicious use of generative AI tools); the enforcement or non-enforcement of laws and regulations; and market trends unrelated to our performance. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

Macroeconomic developments such as the global or regional economic effects resulting from elevated inflation and interest rates, limited liquidity, adverse developments affecting financial institutions, the current wars, evolving trade policies between the U.S. and international trade partners, including the imposition of tariffs and other trade measures or restrictions, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. If any parties with whom we conduct business or invest our cash or cash equivalents are unable to meet their obligations to us, our business could be adversely affected. Bank failures or issues in the broader U.S. or global financial systems may have an impact on the broader capital markets and, in turn, our ability to access those markets.

In addition, international, regional or domestic political unrest and the related potential impact on global stability, trade wars, terrorist attacks and the potential for other hostilities in various parts of the world, public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of cloud license and on-premise license, hardware and related services and, to a lesser extent, also may affect our renewal rates for license support and our subscription-based cloud offerings.

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

If a large scale cyberattack or other major security incident results in unauthorized access to or modification or exfiltration of a significant amount of our customers’ or suppliers’ data, other external data, our own data or our IT systems, or if the services we provide to our customers are disrupted, or if our products or services are reported to have (or are perceived as having) security vulnerabilities, we could incur significant expenses and suffer substantial damage to our brand and reputation, and this could result in a material impact on our business. Refer to “Data Privacy, Cybersecurity and Intellectual Property Risks” in Risk Factors included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to cybersecurity risks.

During fiscal 2025, Oracle experienced cybersecurity incidents that, to date, have not had a material impact on our business, including our business strategy, results of operations or financial condition.

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

Cybersecurity is an important area of focus for our Board. Our information security risk management program is designed to allow our Board to establish a mutual understanding with management of the effectiveness of our information security risk management practices and capabilities, including the division of responsibilities for reviewing our information security risk exposure and risk tolerance, tracking emerging information risks and ensuring proper escalation of certain key risks for periodic review by the Board of Directors and its committees. As part of its broader risk oversight activities, the Board oversees risks from cybersecurity risks, both directly and through the Finance and Audit Committee of the Board (the F&A Committee). As reflected in its charter, the F&A Committee assists the Board with the management and assessment of privacy and data security risk and is responsible for reviewing and discussing with management privacy and data security risk exposures, including, among other things, the potential impacts of those exposures on our business, financial results, operations and reputation. The F&A Committee also oversees our internal controls over financial reporting, including with respect to financial reporting-related information systems.

As an element of its information security risk management oversight activities, the F&A Committee reviews the results of our incident response control tests, external and internal audits and penetration testing and oversees our vendor risk management program. The F&A Committee also receives quarterly updates regarding cybersecurity matters from senior management. In turn, the F&A Committee reports to the full Board on a quarterly basis regarding the F&A Committee’s cybersecurity risk oversight activities. We also have Board members with expansive knowledge and expertise in the area of cybersecurity. In addition to these regularly scheduled updates, our Chief Privacy Officer and Senior Vice President, Cloud Security and Head of Global Information Security may also report to the F&A Committee on how certain information security risks are being managed and progress towards agreed mitigation goals, as well as any potential material risks from cybersecurity threats that have been detected by the information security team.

Robert Duhart, Senior Vice President, Cloud Security and Head of Global Information Security is responsible for the day-to-day identification, assessment and management of the information security risks we face. Our Senior Vice President, Cloud Security and Head of Global Information Security has extensive experience in managing cybersecurity and has served in various leadership roles in information technology and cybersecurity at several large public companies, the U.S. Department of Defense and the Federal Bureau of Investigation. Most recently, he served as the Chief Information Security Officer, eCommerce and Deputy Chief Information Security Officer at a major retailer. Our Senior Vice President, Cloud Security and Head of Global Information Security earned a master’s degree in technology management from George Mason University – Costello College of Business, and a Chief Information Security Officer Executive Certificate from Carnegie Mellon University – Heinz College of Information Systems and Public Policy.

Our Senior Vice President, Cloud Security and Head of Global Information Security is supported by team members who have relevant educational and industry experience. These team members provide regular reports to the Senior Vice President, Cloud Security and Head of Global Information Security and work closely with our Chief Privacy Officer and include personnel dedicated to information security, product security, and physical security. Informed by the processes and practices discussed under “Risk Management and Strategy” above, team members escalate cybersecurity threats and incidents to the Senior Vice President, Cloud Security and Head of Global Information Security who assesses the severity of such threats and incidents for inclusion in quarterly update to the F&A Committee where appropriate. In addition to the ordinary-course Board and F&A Committee reporting and oversight described above, we also maintain disclosure controls and procedures designed for prompt reporting to the Board and timely public disclosure, as appropriate, of material events covered by our risk management framework, including cybersecurity risks.

Item 2. Properties

Our properties consist of owned and leased office facilities for cloud operations, sales, support, research and development, services, manufacturing and administrative and other functions. Our headquarters facility consists of approximately 0.9 million square feet in Austin, Texas, all of which we own. We also own or lease offices and certain other facilities for current use consisting of approximately 26.9 million square feet in various other locations in the U.S. and abroad. Approximately 10.4 million square feet, or 37%, of our total owned and leased offices and certain other facilities are sublet or are being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Additionally, our cloud operations deliver our Oracle Cloud Services through the use of global data centers, substantially all of which were leased through colocation suppliers. We believe that our facilities are in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings

The material set forth in Note 12 (pertaining to information regarding contingencies related to our income taxes) and Note 15 (pertaining to information regarding legal contingencies) of Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 6,574 stockholders of record as of May 31, 2025.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Program

Our Board has approved a program for us to repurchase shares of our common stock. As of May 31, 2025, approximately $6.4 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2025—March 31, 2025	0.3	$150.68	0.3	$6,462.3
April 1, 2025—April 30, 2025	0.4	$133.53	0.4	$6,412.3
May 1, 2025—May 31, 2025	0.3	$156.46	0.3	$6,362.3
Total	1.0	$146.22	1.0

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Total Return Index for each of the last five fiscal years ended May 31, 2025, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oracle Corporation, the S&P 500 Index and the Dow Jones U.S. Technology Total Return Index

*$100 INVESTED ON MAY 31, 2020 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/20	5/21	5/22	5/23	5/24	5/25
Oracle Corporation	100.0	148.8	138.0	206.8	232.0	331.5
S&P 500 Index	100.0	140.3	139.9	144.0	184.6	209.5
Dow Jones U.S. Technology Total Return Index	100.0	148.0	142.0	168.9	236.8	272.4

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our businesses and significant trends. This overview is followed by a summary of our critical accounting estimates that we believe are important to understanding significant assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition for fiscal 2025 compared to fiscal 2024. A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, as filed with the SEC on June 20, 2024, which is available free of charge on the SEC’s website at www.sec.gov and on our Investor Relations website at www.oracle.com/investor.

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

We have three businesses: cloud and license; hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of this Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Item 1 Business and Note 13 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which are our Chief Executive Officer and Chief Technology Officer, view our operating results and allocate resources.

Cloud and License Business

Our cloud and license business, which represented 86% and 84% of our total revenues in fiscal 2025 and 2024, respectively, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and license offerings. Revenue streams included in our cloud and license business are:

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related license support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud services revenues relative to our total revenues has increased and we expect this trend to continue. Cloud services revenues represented 43%, 37% and 32% of our total revenues during fiscal 2025, 2024 and 2023, respectively.

Our cloud and license business’ revenue growth is affected by many factors, including the strength of general economic and business conditions, including the effects of inflation, tariffs and trade policy, geopolitical conditions and other macroeconomic factors on customer demand; governmental budgetary constraints; the strategy for and competitive position of our offerings; customer satisfaction with our offerings; the continued renewal of our cloud services and license support customer contracts by the customer contract base; substantially all customers continuing to purchase license support contracts in connection with their license purchases; the pricing of license support contracts sold in connection with the sales of licenses; the pricing, amounts and volumes of licenses and cloud services sold; our ability to manage Oracle Cloud capacity requirements to meet existing and prospective customer demand; and foreign currency rate fluctuations.

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

Our cloud and license business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud and license business’ revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud and license business’ revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud services and license support contracts to the customer contract base, which we generally recognize as revenues ratably or based upon customer usage over the respective contractual terms and the renewal of existing customers’ cloud services and license support contracts over the course of each fiscal year, which we generally recognize as revenues in a similar manner; and the historical upward trend of our cloud license and on-premise license revenues, which we generally recognize at a point in time upon delivery; in each case over those four fiscal quarterly periods. Our margin for this business may be adversely impacted due to increases in supply chain and energy costs, the impact of tariffs and trade policy and other factors.

Hardware Business

Our hardware business, which represented 5% and 6% of our total revenues in fiscal 2025 and 2024, respectively, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to continue to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

We generally expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and license business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs.

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by many factors, including our manufacturing partners’ abilities to timely and cost-effectively manufacture or deliver a few large hardware transactions; our strategy for and the pricing and position of our hardware products relative to competitor offerings; customer demand for competing offerings, including cloud infrastructure offerings; the strength of general economic and business conditions, including the effects of inflation, tariffs and trade policy, geopolitical conditions and other macroeconomic factors on customer demand; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts; the effect of tariffs and other trade barriers on our costs, and our ability to pass such costs on to customers; the geographic locations of our customers; the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; and foreign currency rate fluctuations.

Services Business

Our services business, which represented 9% and 10% of our total revenues in fiscal 2025 and 2024, respectively, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and license and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and license and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

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

Investment in Ampere Computing Holdings LLC

From time to time since 2017, we have made investments in Ampere, a related party entity, in the form of equity and convertible debt instruments. The total carrying value of our investments in Ampere, after accounting for losses under the equity method of accounting, was $1.6 billion and $1.5 billion as of May 31, 2025 and 2024, respectively.

Our equity investments in Ampere represent an ownership interest of approximately 29% as of May 31, 2025 and 2024. We also own convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the fiscal year ended May 31, 2025, we invested an aggregate of $341 million in convertible debt instruments issued by Ampere. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $500 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027.

On March 19, 2025, SoftBank Group Corp. announced that it had entered into an agreement with Ampere and its equity holders to acquire all of the equity interests of Ampere. The transaction is subject to customary closing conditions, including regulatory approvals. When the Ampere Acquisition closes, we will cease to be an investor in Ampere. During the period prior to the closing of the Ampere Acquisition, the amount of our investments in Ampere could increase for a variety of reasons and we will continue to recognize our share of loss in Ampere’s net earnings until the closure of the acquisition.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We have critical accounting estimates in the areas of income taxes and non-marketable investments. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for more discussion of our significant accounting policies.

Income Taxes

Judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenues and expenses that qualify for preferential tax treatment and the segregation of foreign and domestic earnings and expenses to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

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

We account for uncertain tax issues pursuant to the Financial Accounting Standards Board's Accounting Standards Codification (ASC) 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings and refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

Non-Marketable Investments

We assess our non-marketable debt and equity investments for credit losses and impairment on a quarterly basis and as facts and circumstances change. Our analysis includes an assessment of various qualitative and quantitative factors, including the investee’s historical financial results, current financial projections, rate of cash usage and assumptions regarding product acceptance and opportunity within the market. This analysis requires significant judgment in evaluating underlying factors. In some instances, investee specific information available to us to make this assessment may be limited or may be available on a delayed basis. If the investment is determined to be impaired, we adjust the carrying amount of such investment to its estimated fair value by recognizing a charge, which is included in non-operating income (expenses), net in our consolidated statements of operations. Estimating the fair value of an investment upon impairment involves a significant level of estimation, uncertainty and judgment. We may incur future losses due to impairments, which could have a material impact on our results of operations and financial position.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income (expenses), net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 13 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our consolidated statements of operations for fiscal 2025 and 2024.

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2024, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2025 and 2024, our financial statements would reflect reported revenues of $1.13 million in fiscal 2025 (using 1.13 as the applicable average exchange rate for the period) and $1.09 million in fiscal 2024 (using 1.09 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2025 results using the fiscal 2024 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Total Revenues by Geography:
Americas	$36,339	10%	11%	$33,122
EMEA(1)	14,025	8%	7%	13,030
Asia Pacific	7,035	3%	5%	6,809
Total revenues	57,399	8%	9%	52,961
Total Operating Expenses	39,721	6%	6%	37,608
Total Operating Margin	$17,678	15%	16%	$15,353
Total Operating Margin %	31%			29%
% Revenues by Geography:
Americas	63%			62%
EMEA	25%			25%
Asia Pacific	12%			13%
Total Revenues by Business:
Cloud and license	$49,230	11%	11%	$44,464
Hardware	2,936	-4%	-4%	3,066
Services	5,233	-4%	-3%	5,431
Total revenues	$57,399	8%	9%	$52,961
% Revenues by Business:
Cloud and license	86%			84%
Hardware	5%			6%
Services	9%			10%

(1)
Comprised of Europe, the Middle East and Africa

Total revenues increased by $4.4 billion in reported currency in fiscal 2025 relative to fiscal 2024 due to a $4.8 billion increase in cloud and license revenues, partially offset by a $198 million decrease in services revenues and a $130 million decrease in hardware revenues, in each case during fiscal 2025 relative to fiscal 2024. Excluding the unfavorable effects of foreign currency rate fluctuations of 1% in fiscal 2025 on total revenues, the constant currency increase in our cloud and license business revenues was primarily due to growth in our cloud services revenues as customers purchased our applications and infrastructure technologies and also renewed their related cloud contracts. In constant currency, applications cloud services and license support and infrastructure cloud services and license support contributed 26% and 74%, respectively, of the growth in cloud services and license support revenues in fiscal 2025. In our hardware business, the constant currency decrease in revenues in fiscal 2025 was due to the emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies. In our services business, the constant currency decrease in revenues in fiscal 2025 was attributable to a decrease in revenues from each of our primary services offerings. The Americas, the EMEA and the Asia Pacific regions contributed 74%, 19% and 7%, respectively, to the constant currency total revenue growth during fiscal 2025.

Total GAAP operating expenses increased by $2.1 billion in reported currency in fiscal 2025 relative to fiscal 2024. The increase in GAAP operating expenses in reported currency during fiscal 2025 relative to fiscal 2024 was primarily due to a $2.1 billion increase in cloud services and license support expenses primarily due to higher infrastructure expenses and higher employee-related expenses, including higher expenses relating to stock-based compensation, that were incurred to support the growth in our cloud services revenues; a $945 million increase in research and development expenses primarily due to an $813 million increase in employee-related expenses, including higher stock-based compensation expenses, and a $112 million increase in infrastructure expenses; a $377 million increase in sales and marketing expenses; and a $54 million increase in general and administrative expenses primarily due to higher employee-related expenses, including higher stock-based compensation expenses. These increases in GAAP operating expenses in reported currency during fiscal 2025 relative to fiscal 2024 were partially offset by a $703 million decrease in expenses for the amortization of intangible assets as certain of our assets were fully amortized; a $249 million decrease in services expenses primarily due to decreases in external contractor and employee-related expenses; a $239 million decrease in acquisition related and other expenses due to lower asset impairment and litigation-related charges; a $109 million decrease in hardware expenses due to lower hardware product and support costs; and a $105 million decrease in restructuring expenses.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased in fiscal 2025 relative to fiscal 2024 due to higher revenues.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expenses, including stock-based compensation, that affected our GAAP net income:

	Year Ended May 31,
(in millions)	2025	2024
Amortization of intangible assets(1)	$2,307	$3,010
Acquisition related and other(2)	75	314
Restructuring(3)	299	404
Stock-based compensation, operating segments(4)	1,597	1,382
Stock-based compensation, R&D and G&A(4)	3,077	2,592
Income tax effects(5)	(2,514)	(2,459)
	$4,841	$5,243

(1)
Represents the amortization of intangible assets, all of which were acquired in connection with our acquisitions. As of May 31, 2025, estimated future amortization related to intangible assets was as follows (in millions):

Fiscal 2026	$1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Fiscal 2030	522
Thereafter	558
Total intangible assets, net	$4,587
(2)
Acquisition related and other expenses consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.
(3)
Restructuring expenses in fiscal 2025 and 2024 primarily related to employee severance in connection with the Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” and in Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(4)
Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2025	2024
Cloud services and license support	$609	$525
Hardware	29	23
Services	202	167
Sales and marketing	757	667
Stock-based compensation, operating segments	1,597	1,382
Research and development	2,638	2,225
General and administrative	439	367
Total stock-based compensation	$4,674	$3,974
(5)
For fiscal 2025 and 2024, the applicable jurisdictional tax rates applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure. These adjustments resulted in an effective tax rate of 19.7%, instead of 12.1%, for fiscal 2025 and 19.2%, instead of 10.9%, for fiscal 2024, which in each case represented our effective tax rates as derived per our consolidated statements of operations.

Cloud and License Business

Our cloud and license business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle Cloud Services offerings; Oracle cloud license and on-premise license offerings; and Oracle license support offerings. Our cloud services deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, deploy, host, manage and support. Revenues for our cloud services are generally recognized ratably over the contractual term, which is generally one to four years, or in the case of usage model contracts, as the cloud services are consumed. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. License support revenues are typically generated through the sale of applications and infrastructure software license support contracts related to cloud licenses and on-premise licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and license business are included in cloud services and license support expenses and sales and marketing expenses. These costs are largely personnel- and infrastructure-related and include the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings and marketing program costs.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Cloud and License Revenues:
Americas	$31,714	12%	13%	$28,196
EMEA	11,773	9%	9%	10,771
Asia Pacific	5,743	4%	6%	5,497
Total revenues	49,230	11%	11%	44,464
Expenses:
Cloud services and license support(1)	10,827	23%	24%	8,783
Sales and marketing(1)	7,473	4%	5%	7,167
Total expenses(1)	18,300	15%	15%	15,950
Total Margin	$30,930	8%	9%	$28,514
Total Margin %	63%			64%
% Revenues by Geography:
Americas	64%			64%
EMEA	24%			24%
Asia Pacific	12%			12%
Revenues by Offerings:
Cloud services	$24,506	24%	24%	$19,774
License support	19,523	0%	0%	19,609
Cloud license and on-premise license	5,201	2%	3%	5,081
Total revenues	$49,230	11%	11%	$44,464
Cloud Services and License Support Revenues by Ecosystem:
Applications cloud services and license support	$19,383	7%	7%	$18,172
Infrastructure cloud services and license support	24,646	16%	17%	21,211
Total cloud services and license support revenues	$44,029	12%	12%	$39,383

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our cloud and license business’ total revenues increased by $4.8 billion in reported currency in fiscal 2025 relative to fiscal 2024 primarily due to a $4.7 billion increase in cloud services revenues as customers purchased our applications and infrastructure technologies and renewed their related cloud contracts and a $120 million increase in cloud license and on-premise license revenues. These increases were partially offset by an $86 million decrease in license support revenues in fiscal 2025 relative to fiscal 2024. In constant currency, applications cloud services and license support and infrastructure cloud services and license support contributed 26% and 74%, respectively, of the growth in cloud services and license support revenues in fiscal 2025. The Americas, the EMEA and the Asia Pacific regions contributed 75%, 19% and 6%, respectively, to the constant currency revenue growth for this business during fiscal 2025.

Total cloud and license business’ expenses increased by $2.4 billion in reported currency in fiscal 2025 relative to fiscal 2024. Excluding the favorable effects of currency rate fluctuations of less than 1% in fiscal 2025, the constant currency increase in expenses in fiscal 2025 relative to fiscal 2024 was primarily due to a $1.6 billion increase in infrastructure expenses; a $359 million increase in employee-related expenses for employees engaged in cloud services delivery; and a $350 million increase in sales and marketing expenses to support the increase in our cloud services revenues. Our cloud services and license support expenses have grown in recent periods, and we expect this trend to continue during fiscal 2026 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and license business’ total margin increased in fiscal 2025 relative to fiscal 2024 due to increases in total revenues for this business. Total margin as a percentage of revenues in constant currency decreased in fiscal 2025 relative to fiscal 2024 due to an increase in total expenses for this business.

Hardware Business

Our hardware business’ revenues are generated from the sales of our Oracle Engineered Systems, server, storage and industry-specific hardware offerings. The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered to the customer and ownership is transferred to the customer. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and that are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty and related expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products with eligible support contracts; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel-related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Hardware Revenues:
Americas	$1,441	-4%	-3%	$1,494
EMEA	893	-3%	-3%	921
Asia Pacific	602	-8%	-7%	651
Total revenues	2,936	-4%	-4%	3,066
Expenses:
Hardware products and support(1)	742	-13%	-12%	855
Sales and marketing(1)	276	-7%	-6%	296
Total expenses(1)	1,018	-12%	-11%	1,151
Total Margin	$1,918	0%	1%	$1,915
Total Margin %	65%			62%
% Revenues by Geography:
Americas	49%			49%
EMEA	30%			30%
Asia Pacific	21%			21%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total hardware revenues decreased by $130 million in reported currency in fiscal 2025 relative to fiscal 2024. Excluding the unfavorable impact of currency rate fluctuations of less than 1% in fiscal 2025, the decrease in hardware revenues was primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Geographically, we experienced constant currency hardware revenue declines in all regions in fiscal 2025.

Total hardware expenses decreased by $133 million in reported currency in fiscal 2025 relative to fiscal 2024. The decrease in hardware expenses aligned with lower hardware revenues. Excluding the favorable currency rate fluctuations effect of 1% in fiscal 2025, the constant currency decrease in hardware expenses during fiscal 2025 relative to fiscal 2024 was due to a $106 million decrease in hardware product and support costs and an $18 million decrease in sales and marketing expenses.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues increased in fiscal 2025 relative to fiscal 2024 due to lower total expenses for this business.

Services Business

Our services offerings are designed to help maximize the performance of customer investments in Oracle applications and infrastructure technologies and include our consulting services and advanced customer services offerings. Services revenues are generally recognized over time as the services are performed. The cost of providing our services consists primarily of personnel-related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Services Revenues:
Americas	$3,184	-7%	-6%	$3,432
EMEA	1,359	2%	1%	1,338
Asia Pacific	690	4%	6%	661
Total revenues	5,233	-4%	-3%	5,431
Total Expenses(1)	4,240	-6%	-6%	4,515
Total Margin	$993	8%	9%	$916
Total Margin %	19%			17%
% Revenues by Geography:
Americas	61%			63%
EMEA	26%			25%
Asia Pacific	13%			12%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total services revenues decreased by $198 million in reported currency in fiscal 2025 relative to fiscal 2024. Excluding the effects of unfavorable currency rate fluctuations of 1% in fiscal 2025, the decrease in total services revenues in fiscal 2025 relative to fiscal 2024 was due to a decrease in revenues in each of our primary services offerings. The constant currency decrease in services revenues in the Americas region was partially offset by a constant currency increase in services revenues in the EMEA and the Asia Pacific regions in fiscal 2025.

Total services expenses decreased by $275 million in reported currency in fiscal 2025 relative to fiscal 2024. Excluding the favorable effects of currency rate fluctuations of less than 1% in fiscal 2025, the constant currency decrease in services expenses in fiscal 2025 relative to fiscal 2024 was primarily due to a $158 million decrease in external contractor expenses and an $81 million decrease in employee-related expenses.

In constant currency, our services business’ total margin and total margin as a percentage of revenues increased in fiscal 2025 relative to fiscal 2024 due to lower total expenses for this business.

Research and Development Expenses: Research and development expenses consist primarily of personnel-related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Research and development(1)	$7,222	8%	9%	$6,690
Stock-based compensation	2,638	19%	19%	2,225
Total expenses	$9,860	11%	11%	$8,915
% of Total Revenues	17%			17%

(1)
Excluding stock-based compensation

Total research and development expenses increased by $945 million in reported currency in fiscal 2025 relative to fiscal 2024. Excluding the favorable effects of currency rate fluctuations of less than 1% in fiscal 2025, the increase in research and development expenses was primarily due to an increase in employee-related expenses, including higher stock-based compensation expenses.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel-related expenditures for IT, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
General and administrative(1)	$1,163	-2%	-1%	$1,181
Stock-based compensation	439	20%	20%	367
Total expenses	$1,602	3%	4%	$1,548
% of Total Revenues	3%			3%

(1)
Excluding stock-based compensation

Total general and administrative expenses increased by $54 million in reported currency in fiscal 2025 relative to fiscal 2024. Excluding the favorable effects of currency rate fluctuations of 1% in fiscal 2025, the increase in general and administrative expenses was primarily due to higher stock-based compensation expenses.

Amortization of Intangible Assets: Substantially all our intangible assets were acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances. Refer to Note 5 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our intangible assets and related amortization.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Developed technology	$642	-5%	-5%	$676
Cloud services and license support agreements and related relationships	714	-30%	-30%	1,026
Cloud license and on-premise license agreements and related relationships	462	-1%	-1%	467
Other	489	-42%	-42%	841
Total amortization of intangible assets	$2,307	-23%	-23%	$3,010

Amortization of intangible assets decreased by $703 million in reported currency in fiscal 2025 relative to fiscal 2024 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Transitional and other employee-related costs	$3	-81%	-81%	$19
Business combination adjustments, net	(26)	125%	125%	(12)
Other, net	98	-68%	-68%	307
Total acquisition related and other expenses	$75	-76%	-76%	$314

Acquisition related and other expenses decreased by $239 million in reported currency in fiscal 2025 relative to fiscal 2024 due to a $209 million decrease in other expenses related to certain asset impairment and litigation-related charges and a $30 million total decrease in transitional and other employee-related costs and business combination adjustments, net.

Restructuring Expenses: Restructuring expenses resulted from the execution of management-approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies and/or other strategic initiatives. Restructuring expenses consist of employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Restructuring expenses	$299	-26%	-26%	$404

Restructuring expenses in fiscal 2025 and 2024 primarily related to the 2024 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2024 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Interest expense	$3,578	2%	2%	$3,514

Interest expense increased in fiscal 2025 relative to fiscal 2024 primarily due to the issuance of $14.0 billion of senior notes in fiscal 2025, partially offset by lower interest expense due to scheduled repayments of borrowings made during fiscal 2025 and 2024.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Interest income	$578	28%	28%	$451
Foreign currency losses, net	(147)	-35%	-37%	(228)
Noncontrolling interests in income	(184)	-1%	-1%	(186)
Losses from marketable and non-marketable investments, net	(278)	-8%	-8%	(303)
Other income, net	91	-46%	-46%	168
Total non-operating income (expenses), net	$60	*	*	$(98)

*	Not meaningful

Our non-operating income (expenses), net increased by $158 million in reported currency in fiscal 2025 relative to fiscal 2024 primarily due to a $127 million increase in interest income, an $81 million decrease in foreign currency losses and a $25 million decrease in losses from marketable and non-marketable investments. These contributors to the increase in non-operating income (expenses), net were partially offset by a $77 million decrease in other income, net, which was primarily attributable to lower gains associated with an investment portfolio that we held for our employee deferred compensation plan, and for which an equal and offsetting amount was recorded to our operating expenses during the same period.

Provision for Income Taxes: Our effective income tax rates for each of the periods presented were the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Refer to Note 12 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a discussion regarding the differences between the effective income tax rates as presented for the periods below and the U.S. federal statutory income tax rates that were in effect during these periods. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax-related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Provision for income taxes	$1,717	35%	36%	$1,274
Effective tax rate	12.1%			10.9%

Provision for income taxes increased in fiscal 2025 relative to fiscal 2024 primarily due to an unfavorable jurisdictional mix of earnings of $380 million, the absence of the realization of a one-time tax attribute of $238 million, higher income before provision for income taxes of $195 million and the absence of the revaluation benefit of net deferred tax assets due to a change in tax rate of $105 million, partially offset by a combination of the absence of changes in unrecognized tax benefits of $233 million and an increase in tax benefits related to stock-based compensation of $223 million.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2025	Change	2024
Working capital	$(8,064)	-10%	$(8,990)
Cash, cash equivalents and marketable securities	$11,203	5%	$10,661

Working capital: The increase in working capital as of May 31, 2025 in comparison to May 31, 2024 was primarily due to favorable impacts from net income and proceeds from the issuance of senior notes, net of issuance costs, of $13.9 billion (refer to Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information) during fiscal 2025. This increase was partially offset by $21.2 billion of cash used for capital expenditures; $4.9 billion of long-term borrowings that were reclassified to current liabilities; $4.7 billion of cash used to pay dividends to our stockholders; $600 million of cash used for repurchases of our common stock; $294 million of cash used for purchases, net of sales and maturities of non-current investments; and $247 million of net cash used for our employee stock programs during fiscal 2025. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist primarily of time deposits with original maturities at the time of purchase greater than 90 days. The increase in cash, cash equivalents and marketable securities as of May 31, 2025 in comparison to May 31, 2024 was primarily due to cash inflows from our operations; proceeds from the issuance of senior notes, net of issuance costs, of $13.9 billion and the issuance of commercial paper, net of repayments, of $1.9 billion during fiscal 2025 (refer to Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information); and $1.1 billion of cash inflows from other financing activities, net. This increase was partially offset by $21.2 billion of cash used for capital expenditures; $10.2 billion of cash used for scheduled repayments of borrowings; $4.7 billion of cash used to pay dividends to our stockholders; $600 million of cash used for repurchases of our common stock; $496 million of cash used for purchases, net of sales and maturities of investments; and $247 million of net cash used for our employee stock programs during fiscal 2025. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Year Ended May 31,
(Dollars in millions)	2025	Change	2024
Net cash provided by operating activities	$20,821	12%	$18,673
Net cash used for investing activities	$(21,711)	195%	$(7,360)
Net cash provided by (used for) financing activities	$1,098	*	$(10,554)

*	Not meaningful

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their cloud services and license support agreements. Customers for these cloud services and license support agreements are generally billed in advance of services being provided. Over the course of a fiscal year, we also generate cash from the sales of new licenses, hardware offerings and other services. Our primary uses of cash from operating activities are typically for employee-related expenditures, material and manufacturing costs related to the production of our hardware products, taxes, interest payments and leased facilities.

Net cash provided by operating activities increased by $2.1 billion in fiscal 2025 relative to fiscal 2024 primarily due to higher net income adjusted for certain non-cash charges, partially offset by certain cash unfavorable working capital changes, net.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our investments in capital assets primarily to support the growth in our cloud and license business and acquisitions, purchases, maturities and sales of our investments in marketable securities and other instruments.

Net cash used for investing activities increased by $14.4 billion in fiscal 2025 relative to fiscal 2024 primarily due to the increase in capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities was $1.1 billion in fiscal 2025 compared to the net cash used for financing activities of $10.6 billion in fiscal 2024. The increase in net cash provided by financing activities in fiscal 2025 relative to fiscal 2024 was primarily due to proceeds from the issuance of senior notes, net of issuance costs, of $13.9 billion; higher issuances of commercial paper notes of $2.1 billion, net of repayments; lower net cash used for our employee stock programs of $1.1 billion; higher net cash provided by other financing activities of $1.1 billion; and lower net cash used for repurchases of common stock of $602 million. These increases were partially offset by higher scheduled repayments of borrowings of $6.7 billion and higher dividend payments of $352 million. Further, during fiscal 2025, we refinanced our term loan credit agreement that we entered into in fiscal 2023 (Term Loan Credit Agreement), which resulted in no net impact on financing cash flows for the period reported.

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

	Year Ended May 31,
(Dollars in millions)	2025	Change	2024
Net cash provided by operating activities	$20,821	12%	$18,673
Capital expenditures	(21,215)	209%	(6,866)
Free cash flow	$(394)	*	$11,807
Net income	$12,443		$10,467
Net cash provided by operating activities as a percent of net income	167%		178%
Free cash flow as percent of net income	-3%		113%

*	Not meaningful

Recent Financing Activities:

Cash Dividends: In fiscal 2025, we declared and paid aggregate cash dividends of $1.70 per share of outstanding common stock that totaled $4.7 billion. In June 2025, our Board declared a quarterly cash dividend of $0.50 per share of our outstanding common stock payable on July 24, 2025 to stockholders of record as of the close of business on July 10, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board.

Term Loan Credit Agreements: On June 10, 2024, we terminated the Term Loan Credit Agreement and repaid the principal amount outstanding together with interest accrued up to the date of repayment. Simultaneously, we borrowed up to the maximum commitment amount of $5.6 billion pursuant to a term loan credit agreement (Term Loan Credit Agreement 2) executed on the same date. In fiscal 2025, we made scheduled repayments totaling $211 million of the Term Loan Credit Agreement 2. Refer to Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional details about our borrowings, including the repayment terms of the Term Loan Credit Agreement 2. Any remaining unpaid principal balance under the Term Loan Credit Agreement 2 will become fully due and payable on August 16, 2027, unless the termination date of the Term Loan Credit Agreement 2 is extended.

Senior Notes: During fiscal 2025, we issued $14.0 billion aggregate principal amount of senior notes composed of the following:

•
$500 million aggregate principal amount of floating rate notes due August 2028;
•
$1.5 billion aggregate principal amount of 4.80% senior notes due August 2028;
•
$1.5 billion aggregate principal amount of 4.20% senior notes due September 2029;
•
$1.25 billion aggregate principal amount of 5.25% senior notes due February 2032;
•
$1.75 billion aggregate principal amount of 4.70% senior notes due September 2034;
•
$1.75 billion aggregate principal amount of 5.50% senior notes due August 2035;
•
$1.75 billion aggregate principal amount of 5.375% senior notes due September 2054;
•
$1.75 billion aggregate principal amount of 6.00% senior notes due August 2055;
•
$1.25 billion aggregate principal amount of 5.50% senior notes due September 2064; and
•
$1.0 billion aggregate principal amount of 6.125% senior notes due August 2065.

We issued the senior notes to repay all or a portion of senior notes due between November 2024 and July 2026, and to pay accrued interest and any related premiums, fees and expenses in connection therewith; to make scheduled payments of principal and interest on borrowings under our Term Loan Credit Agreement 2; to repay all or a portion of commercial paper notes outstanding; and to use any remaining net proceeds from the borrowing for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of other indebtedness and future acquisitions. Refer to Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Common Stock Repurchase Program: Our Board has approved a program for us to repurchase shares of our common stock. As of May 31, 2025, approximately $6.4 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 3.9 million shares for $600 million, 10.6 million shares for $1.2 billion and 17.0 million shares for $1.3 billion in fiscal 2025, 2024 and 2023, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 trading plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations: Our largest contractual obligations as of May 31, 2025 consisted of:

•
principal payments related to our senior notes and other borrowings that were included in our consolidated balance sheet and the related periodic interest payments;
•
routine tax payments including those that are payable pursuant to the transition tax under the U.S. Tax Cuts and Jobs Act of 2017 that were included in our consolidated balance sheet;
•
lease liabilities that were included in our consolidated balance sheet;
•
lease commitments that have not yet commenced and were not included in our consolidated balance sheet; and
•
other contractual commitments associated with agreements that are enforceable and legally binding.

In addition, as of May 31, 2025, we had $12.0 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, the nature of which is uncertain with respect to settlement or release with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2026. We are involved in claims and legal proceedings, which are inherently uncertain with respect to outcomes, estimates and assumptions that we make as of each reporting period, are inherently unpredictable, and many aspects are out of our control. Notes 6, 9, 12 and 15 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report include additional information regarding our most material contractual obligations and contingencies.

We believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our borrowing arrangements will be sufficient to meet our working capital, capital expenditures and contractual obligations requirements. In addition, we believe that we could fund our future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2022 has been an annualized rate of 1.7% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options as of May 31, 2025, which generally have a ten-year exercise period, all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has partially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of May 31, 2025, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 5.6%.

During fiscal 2025, the Compensation Committee reviewed and approved the annual organization-wide stock-based award grants to selected employees; all stock-based award grants to senior officers; and any individual grant of RSUs with a value of $5 million or greater. Each member of a separate executive officer committee, referred to as the Plan Committee, was allocated a fiscal 2025 equity budget that could be used throughout the fiscal year to grant equity subject to certain limitations established by the Compensation Committee.

Stock-based awards activity from June 1, 2022 through May 31, 2025 is summarized as follows (shares in millions):

Stock-based awards outstanding as of May 31, 2022	225
Stock-based awards granted and assumed	168
Stock-based awards vested and issued and, if applicable, exercised	(209)
Forfeitures, cancellations and other, net	(26)
Stock-based awards outstanding as of May 31, 2025	158
Annualized stock-based awards granted and assumed, net of forfeitures and cancellations	48
Annualized stock repurchases	(11)
Shares outstanding as of May 31, 2025	2,807
Basic weighted-average shares outstanding from June 1, 2022 through May 31, 2025	2,743
Stock-based awards outstanding as a percent of shares outstanding as of May 31, 2025	5.6%
Total in the money stock-based awards outstanding (based on the closing price of our common stock on the last trading day of fiscal 2025) as a percent of shares outstanding as of May 31, 2025	5.6%
Annualized stock-based awards granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2022 through May 31, 2025	1.7%
Annualized stock-based awards granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2022 through May 31, 2025	1.3%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk

Non-Marketable Equity and Convertible Debt Investments

Our non-marketable equity and convertible debt investments totaled $2.1 billion and $2.0 billion as of May 31, 2025 and 2024, respectively. Our non-marketable equity investments in privately owned companies not accounted for under the equity method are adjusted to fair value for observable transactions for identical or similar investments of the same issuer or for impairment. Our investments accounted for under the equity method generally do not fluctuate based on market price changes. However, these investments could be impaired if the carrying value exceeds the fair value and is not expected to recover. The timing and amounts of changes in fair values of our non-marketable equity investments depend on factors beyond our control, including the perceived and actual performance of the companies in which we invest. For additional disclosure regarding the impact to our quarterly results of operations from investment volatility, please refer to Item 1A Risk Factors included elsewhere in this

Annual Report. For additional details on our non-marketable investments, see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Currency Risk

Foreign Currency Translation Risk

As described under “Constant Currency Presentation” above, our international operations have provided and are expected to continue to provide a significant portion of our consolidated revenues and expenses that we report in U.S. Dollars. As a result, our consolidated revenues and expenses are affected and will continue to be affected by changes in the U.S. Dollar against major foreign currencies. Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. For example, the strengthening of the U.S. Dollar will reduce the reported amount of our foreign subsidiaries' cash, cash equivalents, trade receivables, deferred revenues, current and non-current liabilities, total revenues and total expenses that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period.

Foreign Currency Transaction Risk

We transact business in various foreign currencies. Our foreign currency exposures primarily arise from various intercompany transactions. Our principal currency exposures include the Australian Dollar, Brazilian Real, British Pound, Euro, Indian Rupee, Japanese Yen and Saudi Riyal. We have established a program that primarily utilizes foreign currency forward contracts to partially offset the risks that arise from the aforementioned transactions. Under this program, our strategy is to enter into foreign currency forward contracts for currencies in which we have significant exposure so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts which mitigate the risks and volatility associated with our foreign currency transactions. We may suspend this program from time to time. Our foreign currency forward contracts are generally short-term in duration and we do not use them for trading purposes.

Realized gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts, including costs incurred to enter into these foreign currency forward contracts, are included in non-operating income (expenses), net in our consolidated financial statements. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. Furthermore, as a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, in which the amounts and timing are unknown. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional details about our foreign currency forward contracts.

Sensitivity Analysis

The following table sets forth the hypothetical potential losses that we consider to be the most material to the reported fair values and/or future earnings of our foreign currency influenced holdings, prior to any income tax effects, resulting from hypothetical changes in relevant market rates as of or for the reporting periods below:

			Year Ended May 31,
(in millions)	Hypothetical Change	Impact	2025	2024
Foreign currency risk:
Total revenues	10% decrease in foreign exchange rates	Earnings	$(2,379)	$(2,259)
Cash, cash equivalents and trade receivables, net	10% decrease in foreign exchange rates	Fair values	$(1,788)	$(1,592)

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

Based on our management’s evaluation (with the participation of our Principal Executive and Financial Officer), as of the end of the period covered by this report, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures were effective as of May 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive and Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2025 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2025. We reviewed the results of management’s assessment with the F&A Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended May 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Annual Report.

The other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (2025 Proxy Statement).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2025 Proxy Statement.

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

(b) Exhibits

The information required by this Item is set forth in the Index of Exhibits that is after Item 16 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oracle Corporation (the Company) as of May 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 18, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Uncertain Tax Positions
Description of the matter

As discussed in Note 12 of the consolidated financial statements, the Company recognizes uncertain tax positions and measures unrecognized tax benefits related to various domestic and foreign matters. The Company uses significant judgment in the accounting for uncertain tax positions related to certain intercompany transfer prices and calculations, including the interpretation and application of tax laws and legal rulings in various jurisdictions.

Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions was complex, involved significant judgment, and was based on interpretations and application of tax laws and legal rulings.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over management’s process to assess the technical merits of the Company’s tax positions related to certain intercompany transfer prices and calculations, including ongoing monitoring activities, and management’s process to measure the benefit of those tax positions.

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

June 18, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oracle Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2025, and the related notes and our report dated June 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

June 18, 2025

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2025 and 2024

	May 31,
(in millions, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,786	$10,454
Marketable securities	417	207
Trade receivables, net of allowances for credit losses of $557 and $485 as of May 31, 2025 and May 31, 2024, respectively	8,558	7,874
Prepaid expenses and other current assets	4,818	4,019
Total current assets	24,579	22,554
Non-current assets:
Property, plant and equipment, net	43,522	21,536
Intangible assets, net	4,587	6,890
Goodwill	62,207	62,230
Deferred tax assets	11,877	12,273
Other non-current assets	21,589	15,493
Total non-current assets	143,782	118,422
Total assets	$168,361	$140,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$7,271	$10,605
Accounts payable	5,113	2,357
Accrued compensation and related benefits	2,243	1,916
Deferred revenues	9,387	9,313
Other current liabilities	8,629	7,353
Total current liabilities	32,643	31,544
Non-current liabilities:
Notes payable and other borrowings, non-current	85,297	76,264
Income taxes payable	10,269	10,817
Operating lease liabilities	11,536	6,255
Other non-current liabilities	7,647	6,857
Total non-current liabilities	114,749	100,193
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,807 shares and 2,755 shares as of May 31, 2025 and 2024, respectively	37,107	32,764
Accumulated deficit	(15,481)	(22,628)
Accumulated other comprehensive loss	(1,175)	(1,432)
Total Oracle Corporation stockholders’ equity	20,451	8,704
Noncontrolling interests	518	535
Total stockholders’ equity	20,969	9,239
Total liabilities and stockholders’ equity	$168,361	$140,976

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2025, 2024 and 2023

	Year Ended May 31,
(in millions, except per share data)	2025	2024	2023
Revenues:
Cloud services and license support	$44,029	$39,383	$35,307
Cloud license and on-premise license	5,201	5,081	5,779
Hardware	2,936	3,066	3,274
Services	5,233	5,431	5,594
Total revenues	57,399	52,961	49,954
Operating expenses:
Cloud services and license support(1)	11,569	9,427	7,763
Hardware(1)	782	891	1,040
Services(1)	4,576	4,825	4,761
Sales and marketing(1)	8,651	8,274	8,833
Research and development	9,860	8,915	8,623
General and administrative	1,602	1,548	1,579
Amortization of intangible assets	2,307	3,010	3,582
Acquisition related and other	75	314	190
Restructuring	299	404	490
Total operating expenses	39,721	37,608	36,861
Operating income	17,678	15,353	13,093
Interest expense	(3,578)	(3,514)	(3,505)
Non-operating income (expenses), net	60	(98)	(462)
Income before income taxes	14,160	11,741	9,126
Provision for income taxes	1,717	1,274	623
Net income	$12,443	$10,467	$8,503
Earnings per share:
Basic	$4.46	$3.82	$3.15
Diluted	$4.34	$3.71	$3.07
Weighted average common shares outstanding:
Basic	2,789	2,744	2,696
Diluted	2,866	2,823	2,766

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2025, 2024 and 2023

	Year Ended May 31,
(in millions)	2025	2024	2023
Net income	$12,443	$10,467	$8,503
Other comprehensive income, net of tax:
Net foreign currency translation gains (losses)	369	(17)	(204)
Net unrealized gains on defined benefit plans	13	31	271
Net unrealized (losses) gains on cash flow hedges	(125)	77	102
Other, net	—	(1)	1
Total other comprehensive income, net	257	90	170
Comprehensive income	$12,700	$10,557	$8,673

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2025, 2024 and 2023

	Common Stock and Additional Paid in Capital			Accumulated Other	Total Oracle Corporation		Total
(in millions, except per share data)	Number of Shares	Amount	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interests	Stockholders’ Equity
Balances as of May 31, 2022	2,665	$26,808	$(31,336)	$(1,692)	$(6,220)	$452	$(5,768)
Common stock issued under stock-based compensation plans	79	1,019	—	—	1,019	—	1,019
Common stock issued under stock purchase plans	2	173	—	—	173	—	173
Assumption of stock-based compensation plan awards in connection with acquisitions	—	55	—	—	55	—	55
Stock-based compensation	—	3,547	—	—	3,547	—	3,547
Repurchases of common stock	(17)	(166)	(1,120)	—	(1,286)	—	(1,286)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(16)	(1,203)	—	—	(1,203)	—	(1,203)
Cash dividends declared ($1.36 per share)	—	—	(3,668)	—	(3,668)	—	(3,668)
Other, net	—	(18)	1	—	(17)	(98)	(115)
Other comprehensive income (loss), net	—	—	—	170	170	(36)	134
Net income	—	—	8,503	—	8,503	165	8,668
Balances as of May 31, 2023	2,713	30,215	(27,620)	(1,522)	1,073	483	1,556
Common stock issued under stock-based compensation plans	68	545	—	—	545	—	545
Common stock issued under stock purchase plans	2	197	—	—	197	—	197
Stock-based compensation	—	3,974	—	—	3,974	—	3,974
Repurchases of common stock	(11)	(117)	(1,083)	—	(1,200)	—	(1,200)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(17)	(2,040)	—	—	(2,040)	—	(2,040)
Cash dividends declared ($1.60 per share)	—	—	(4,391)	—	(4,391)	—	(4,391)
Other, net	—	(10)	(1)	—	(11)	(99)	(110)
Other comprehensive income (loss), net	—	—	—	90	90	(35)	55
Net income	—	—	10,467	—	10,467	186	10,653
Balances as of May 31, 2024	2,755	32,764	(22,628)	(1,432)	8,704	535	9,239
Common stock issued under stock-based compensation plans	62	447	—	—	447	—	447
Common stock issued under stock purchase plans	1	206	—	—	206	—	206
Stock-based compensation	—	4,674	—	—	4,674	—	4,674
Repurchases of common stock	(4)	(47)	(553)	—	(600)	—	(600)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(7)	(900)	—	—	(900)	—	(900)
Cash dividends declared ($1.70 per share)	—	—	(4,743)	—	(4,743)	—	(4,743)
Other, net	—	(37)	—	—	(37)	(228)	(265)
Other comprehensive income, net	—	—	—	257	257	27	284
Net income	—	—	12,443	—	12,443	184	12,627
Balances as of May 31, 2025	2,807	$37,107	$(15,481)	$(1,175)	$20,451	$518	$20,969

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2025, 2024 and 2023

	Year Ended May 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$12,443	$10,467	$8,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,867	3,129	2,526
Amortization of intangible assets	2,307	3,010	3,582
Deferred income taxes	(1,637)	(2,139)	(2,167)
Stock-based compensation	4,674	3,974	3,547
Other, net	667	720	661
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables, net	(653)	(965)	(151)
Decrease in prepaid expenses and other assets	266	542	317
Decrease in accounts payable and other liabilities	(608)	(594)	(281)
Decrease in income taxes payable	(659)	(127)	(153)
Increase in deferred revenues	154	656	781
Net cash provided by operating activities	20,821	18,673	17,165
Cash flows from investing activities:
Purchases of marketable securities and other investments	(1,272)	(1,003)	(1,181)
Proceeds from sales and maturities of marketable securities and other investments	776	572	1,113
Acquisitions, net of cash acquired	—	(63)	(27,721)
Capital expenditures	(21,215)	(6,866)	(8,695)
Net cash used for investing activities	(21,711)	(7,360)	(36,484)
Cash flows from financing activities:
Payments for repurchases of common stock	(600)	(1,202)	(1,300)
Proceeds from issuances of common stock	653	742	1,192
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(900)	(2,040)	(1,203)
Payments of dividends to stockholders	(4,743)	(4,391)	(3,668)
Proceeds from issuances of (repayments of) commercial paper, net	1,889	(167)	500
Proceeds from issuances of senior notes and term loan credit agreements, net of issuance costs	19,548	—	33,494
Repayments of senior notes and term loan credit agreements	(15,841)	(3,500)	(21,050)
Other financing activities, net	1,092	4	(55)
Net cash provided by (used for) financing activities	1,098	(10,554)	7,910
Effect of exchange rate changes on cash and cash equivalents	124	(70)	(209)
Net increase (decrease) in cash and cash equivalents	332	689	(11,618)
Cash and cash equivalents at beginning of period	10,454	9,765	21,383
Cash and cash equivalents at end of period	$10,786	$10,454	$9,765
Non-cash investing activities:
Unpaid capital expenditures	$2,970	$1,637	$588
Supplemental schedule of cash flow data:
Cash paid for income taxes	$4,020	$3,560	$3,009
Cash paid for interest	$3,374	$3,655	$3,250

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

1.
ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation provides products and services that substantially address enterprise information technology (IT) needs, including applications and infrastructure technologies. We deliver our products and services to customers worldwide through a variety of flexible and interoperable IT deployment models. These models include on-premise, cloud-based and hybrid deployments. Oracle Cloud Applications and Oracle Cloud Infrastructure (collectively, Oracle Cloud Services) offerings provide comprehensive and integrated applications and infrastructure services enabling our customers to choose the best option that meets their specific business needs. Customers may also elect to purchase Oracle software licenses and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software licenses may elect to purchase license support contracts, which provide our customers with rights to unspecified license upgrades and enhancements during the term of the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates and can include product repairs, maintenance services and technical support services. We also offer customers a broad set of services offerings that are designed to improve customer utilization of their investments in Oracle applications and infrastructure technologies.

Oracle Corporation conducts business globally and was incorporated in the state of Delaware.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have not been presented separately and instead are included as a component of non-operating income (expenses), net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, income from operations or net income.

In fiscal 2025, we adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which did not have a material impact on our consolidated financial statements for the year ended May 31, 2025.

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

During the first quarter of fiscal 2025, we completed an assessment of the useful lives of our servers and networking equipment and increased the estimate of the useful lives from five years to six years, effective at the beginning of fiscal 2025. Based on the carrying value of our servers and networking equipment as of May 31, 2024, this change in accounting estimate decreased our total operating expenses by $733 million and increased our net income by $573 million, or $0.21 per basic and $0.20 per diluted share, during fiscal 2025.

During the first quarter of fiscal 2023, we completed an assessment of the useful lives of our servers and increased the estimate of the useful lives from four years to five years effective at the beginning of fiscal 2023. Based on the carrying value of our servers as of May 31, 2022, this change in accounting estimate decreased our total operating expenses by $434 million during fiscal 2023.

Revenue Recognition

Our sources of revenues include:

•
cloud and license revenues, which include: cloud services revenues; cloud license and on-premise license revenues, which typically represent perpetual software licenses purchased by customers for use in both cloud and on-premise IT environments; and license support revenues;
•
hardware revenues, which include the sale of hardware products, including Oracle Engineered Systems, servers and storage products, and industry-specific hardware; and hardware support revenues; and
•
services revenues, which are earned from providing cloud-, license- and hardware-related services including consulting and advanced customer services.

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

Revenues from the sale of hardware products represent amounts earned primarily from the sale of our Oracle Engineered Systems, computer servers, storage and industry-specific hardware. Our hardware support offerings generally provide customers with software updates for the software components that are essential to the functionality of the hardware products purchased and can also include product repairs, maintenance services and technical support services. Hardware support contracts are generally priced as a percentage of the net hardware products fees.

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

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable, which is included within accounts receivable on our consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our consolidated balance sheets when revenues are to be recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for cloud license and on-premise licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for license support and hardware support contracts are generally invoiced annually in advance. Cloud applications and cloud infrastructure contracts are generally invoiced annually, quarterly or monthly in advance. Services are generally invoiced in advance or as the services are performed. Most contracts that contain a financing component are contracts financed through our Oracle financing division. The transaction price for a contract that is financed through our Oracle financing division is adjusted to reflect the time value of money and interest revenue is recorded as a component of non-operating income (expenses), net within our consolidated statements of operations based on market rates in the country in which the transaction is being financed.

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

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our consolidated balance sheets as of May 31, 2025 and 2024. The revenues recognized during the year ended May 31, 2025 and 2024 that were included in the opening deferred revenues balances as of May 31, 2024 and 2023 were approximately $9.3 billion and $9.0 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial during each year ended May 31, 2025, 2024 and 2023.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. We have elected the optional exemption to not disclose the variable consideration for contracts in which the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors and the timing of booking of large contracts. In each fiscal year, the amounts and volumes of contracting activity, other than the impact of booking of large contracts, and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. These seasonal impacts and the timing of booking of large contracts influence how our remaining performance obligations change over time and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that we report at a point in time. As of May 31, 2025, our remaining performance obligations were $137.8 billion, of which we expect to recognize approximately 33% as revenues over the next twelve months, 41% over the subsequent month 13 to month 36, 23% over the subsequent month 37 to month 60 and the remainder thereafter.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our cloud and license, hardware and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During fiscal 2025, 2024 and 2023, $1.6 billion, $1.4 billion and $2.0 billion, respectively, of our financing receivables were sold to financial institutions.

Business Combinations

We apply the provisions of ASC 805, Business Combinations (ASC 805), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize goodwill separately from the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the business acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred.

For a given business acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts. If we cannot reasonably determine the fair value of a non-income tax-related pre-acquisition contingency by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the business acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period or final determination of the net asset values for the business combination, whichever comes first, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax-related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the business acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Marketable and Non-Marketable Investments

In accordance with ASC 320, Investments—Debt Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt securities investments as available-for-sale. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses, if any, determined to be related to credit losses, which we record within non-operating income (expenses), net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. All of our marketable debt securities investments are classified as current based on the nature of the investments and their availability for use in current operations.

Investments in equity securities, other than any equity method investments, are generally recorded at their fair values, if the fair values are readily determinable. Non-marketable equity securities for which the fair values are not readily determinable and where we do not have control of, nor significant influence in, the investee are recorded at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer with any gains or losses recorded as a component of non-operating income (expenses), net as of and for each reporting period. For investments through which we have significant influence in, but not control of, the investee, we account for such investments pursuant to the equity method of accounting whereby we record our proportionate share of the investee’s earnings or losses; amortization of differences between our investment basis and underlying equity in net assets of the investee, excluding the component representing goodwill; and impairment, if any, as a component of non-operating income (expenses), net for each reporting period.

Our investments in marketable debt and equity securities totaled $417 million and $207 million as of May 31, 2025 and 2024, respectively, and are included in current assets in the accompanying consolidated balance sheets.

Our non-marketable debt investments and equity securities and related instruments totaled $2.1 billion and $2.0 billion as of May 31, 2025 and 2024, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets and are subject to periodic credit losses and impairment reviews. The majority of the non-marketable debt and equity investments held as of these dates were with Ampere Computing Holdings LLC (Ampere), a related party entity in which we have an ownership interest of approximately 29% as of May 31, 2025 and 2024. Our debt investments in Ampere are in the form of convertible debt which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the fiscal year ended May 31, 2025, we invested an aggregate of $341 million in convertible debt instruments issued by Ampere. We follow the equity method of accounting for our investment in Ampere and our share of loss under the equity method of accounting is recorded in the non-operating income (expenses), net line item in our consolidated statements of operations. The total carrying value of our investments in Ampere after accounting for losses under the equity method of accounting was $1.6 billion and $1.5 billion as of May 31, 2025 and 2024, respectively. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $500 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. On March 19, 2025, SoftBank Group Corp. announced that it had entered into an agreement with Ampere and its equity holders to acquire all of the equity interests of Ampere (the Ampere Acquisition). The transaction is subject to customary closing conditions, including regulatory approvals. When the Ampere Acquisition closes, we will cease to be an investor in Ampere. During the period prior to the closing of the Ampere Acquisition, we will continue to recognize our share of loss in Ampere’s net earnings until the closure of the acquisition.

Fair Values of Financial Instruments

We apply the provisions of ASC 820, Fair Value Measurement (ASC 820), to our assets and liabilities that we are required to measure at fair value pursuant to other accounting standards, including our investments in marketable debt and equity securities and our derivative financial instruments.

The additional disclosures regarding our fair value measurements are included in Note 3.

Allowances for Credit Losses

We record allowances for credit losses based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, collection history and current and expected future economic conditions. We write-off a receivable and charge it against its recorded allowance when we have exhausted our collection efforts without success.

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives, trade receivables and non-marketable investments. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair values of these contracts fluctuate from contractually established thresholds. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2025, 2024 or 2023. Refer to “Marketable and Non-Marketable Investments” above for additional information on our non-marketable investments.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons. Inventories in excess of future demand are written down and charged to hardware expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $303 million and $334 million as of May 31, 2025 and 2024, respectively.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $855 million and $821 million as of May 31, 2025 and 2024, respectively.

Deferred Sales Commissions

We defer sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining a cloud, license support and hardware support contract. Initial sales commissions for the majority of these aforementioned contracts are generally deferred and amortized on a straight-line basis over a period of benefit that we estimate to be four years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies and other factors. Sales commissions for renewal contracts relating to certain of our cloud-based arrangements are generally deferred and then amortized on a straight-line basis over the related contractual renewal period, which is generally one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our consolidated statements of operations and asset balances for deferred sales commissions are included in other current assets and other non-current assets in our consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to 40 years. Finance lease Right-of-Use (ROU) assets are amortized over the lease term. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable at an appropriate asset or asset group level. We did not recognize any significant property impairment charges in fiscal 2025, 2024 or 2023.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are itemized in Note 5 below and are amortized over their useful lives, which generally range from one to 10 years. At least annually, we assess the useful lives of our finite lived intangible assets and may adjust the period over which these assets are amortized whenever events or changes in circumstances indicate that a shorter amortization period is more reflective of the period in which these assets contribute to our cash flows.

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

industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. To determine the fair value of each reporting unit we utilize estimates, judgments and assumptions including estimated future cash flows the reporting unit is expected to generate on a discounted basis; the discount rate used as a part of the discounted cash flow analysis; future economic and market conditions; and market comparables of peer companies, among others. If, as per the quantitative test, the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Our most recent goodwill impairment analysis was performed on March 1, 2025 and did not result in a goodwill impairment charge. We did not recognize impairment charges in fiscal 2024 or 2023.

Recoverability of finite lived intangible assets is evaluated by comparison of the carrying amount of the asset to the future undiscounted cash flows that are expected to be generated by the lowest level associated asset grouping. Recoverability of indefinite lived intangible assets is evaluated by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2025, 2024 or 2023.

Derivative Financial Instruments

During fiscal 2025, 2024 and 2023, we used derivative financial instruments to manage foreign currency and interest rate risks. We do not use derivative financial instruments for trading purposes. We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of each reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as certain types of hedges).

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

Leases

We apply the provisions of ASC 842, Leases (ASC 842), in accounting for our leases. Accordingly, we determine if an arrangement is a lease at its inception. Lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. ROU assets related to our leases are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. For operating leases, we generally recognize the lease expense on a straight-line basis over the lease term and classify both the ROU assets amortization and imputed interest as operating expenses. For finance leases, ROU assets are amortized on a straight-line basis over the lease term and are classified as operating expense and imputed interest is classified as interest expense. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components as a single lease component. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year. Abandoned operating leases are accounted for as ROU asset impairment charges pursuant to ASC 842.

ROU assets related to operating and finance leases are included in other non-current assets and property, plant and equipment, net, respectively; short-term operating and finance lease liabilities are included in other current liabilities; and long-term operating and finance lease liabilities are included in operating lease liabilities and other non-current liabilities, respectively, in our consolidated balance sheets.

Cash flow movements related to operating lease activities are included in operating cash flows and those related to finance leases are included in operating cash flows for the portion related to interest and in financing cash flows for the portion related to principal in our consolidated statements of cash flows for the years ended May 31, 2025, 2024 and 2023. Note 9 below provides additional information regarding our leases.

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. Descriptions of our accounting policies associated with contingencies assumed as a part of a business combination are provided under “Business Combinations” above. For legal and other contingencies that are not a part of a business combination or related to income taxes, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Note 15 below provides additional information regarding certain of our legal contingencies.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the U.S. are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the U.S. are translated into U.S. Dollars using exchange rates at the balance sheet dates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of AOCL in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating income (expenses), net in the accompanying consolidated statements of operations were $147 million, $228 million and $249 million in fiscal 2025, 2024 and 2023, respectively.

Stock-Based Compensation

We account for share-based payments to employees, including grants of service-based restricted stock unit (RSU) awards, service-based employee stock options, performance-based stock options (PSOs) and purchases under employee stock purchase plans in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. We account for forfeitures of stock-based awards as they occur.

For our service-based stock awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

For our PSOs, we recognize stock-based compensation expense on a straight-line basis for tranches that are probable of achievement over the longer of the (a) estimated implicit service period for performance-metric achievement or (b) derived service period for market-based metric achievement applicable for each tranche. During our interim and annual reporting periods, stock-based compensation expense is recorded based on expected attainment of performance targets. Changes in our estimates of the expected attainment of performance targets that result in a change in the number of shares that are expected to vest, or changes in our estimates of implicit service periods, may cause the amount of stock-based compensation expense that we record for each interim reporting period to vary. Any changes in estimates that impact our expectation of the number of shares that are expected to vest are reflected in the amount of stock-based compensation expense that we recognize for each PSO tranche on a cumulative catch-up basis during each interim reporting period in which such estimates are altered. Changes in estimates of the implicit service periods are recognized prospectively.

We record deferred tax assets for stock-based compensation awards that result in deductions on certain of our income tax returns based on the amount of stock-based compensation recognized in each reporting period and the fair values attributable to the vested portion of stock awards assumed in connection with a business combination at the statutory tax rates in the jurisdictions that we are able to recognize such tax deductions. The impacts of the actual tax deductions for stock-based awards that are realized in these jurisdictions are generally recognized in the reporting period that a restricted stock-based award vests or a stock option is exercised with any shortfall/windfall relative to the deferred tax asset established and recorded as a discrete detriment/benefit to our provision for income taxes in such period. Note 11 below provides additional information regarding our stock-based compensation plans and related expenses.

Research and Development Costs and Software Development Costs

Research and development costs are generally expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2025, 2024 and 2023.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Year Ended May 31,
(in millions)	2025	2024	2023
Transitional and other employee-related costs	$3	$19	$77
Business combination adjustments, net	(26)	(12)	10
Other, net	98	307	103
Total acquisition related and other expenses	$75	$314	$190

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

	Year Ended May 31,
(in millions)	2025	2024	2023
Interest income	$578	$451	$285
Foreign currency losses, net	(147)	(228)	(249)
Noncontrolling interests in income	(184)	(186)	(165)
Losses from marketable and non-marketable investments, net	(278)	(303)	(327)
Other income (expenses), net	91	168	(6)
Total non-operating income (expenses), net	$60	$(98)	$(462)

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

A description of our accounting policies associated with tax-related contingencies and valuation allowances assumed as a part of a business combination is provided under “Business Combinations” above.

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

Income Statement: In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03) and also issued subsequent guidance clarifying the effective date of the initial guidance (collectively, Subtopic 220-40), which enhances the disclosures required for expense disaggregation in our annual and interim consolidated financial statements. This guidance is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. We are currently evaluating the impact of our pending adoption of Subtopic 220-40 on our consolidated financial statements.

2.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, including time deposits, and money market funds with original maturities of 90 days or less. Marketable securities primarily consist of time deposits with original maturities at the time of purchase greater than 90 days.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2025 and 2024. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2025, 2024 and 2023. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2025	2024
Money market funds	$2,220	$2,620
Time deposits and other	585	310
Total investments	$2,805	$2,930
Investments classified as cash equivalents	$2,388	$2,723
Investments classified as marketable securities	$417	$207

As of May 31, 2025 and 2024, all of our marketable debt securities investments mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of May 31, 2025 and 2024 and our consolidated statements of cash flows for the years ended May 31, 2025, 2024 and 2023 was immaterial.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2025			May 31, 2024
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,220	$—	$2,220	$2,620	$—	$2,620
Time deposits and other	59	526	585	48	262	310
Derivative financial instruments	—	54	54	—	179	179
Total assets	$2,279	$580	$2,859	$2,668	$441	$3,109
Liabilities:
Derivative financial instruments	$—	$26	$26	$—	$96	$96

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

Based on the trading prices of the $90.3 billion and $86.5 billion of senior notes and other long-term borrowings and the related fair value hedges (refer to Note 6 for additional information) that we had outstanding as of May 31, 2025 and 2024, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges using Level 2 inputs at May 31, 2025 and 2024 were $81.3 billion and $77.2 billion, respectively.

4.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Life	2025	2024
Computer, network, machinery and equipment	1-6 years(2)	$30,345	$20,989
Buildings and improvements	1-40 years	10,881	6,493
Furniture, fixtures and other	5-15 years	466	463
Land	—	1,352	1,239
Construction in progress(1)	—	16,510	5,634
Total property, plant and equipment	1-40 years	59,554	34,818
Accumulated depreciation		(16,032)	(13,282)
Total property, plant and equipment, net		$43,522	$21,536

(1)
Amounts primarily consist of computer equipment to be built and deployed at our data centers.
(2)
During the first quarter of fiscal 2025, we completed an assessment of the useful lives of our servers and networking equipment and increased the estimate of the useful lives from five years to six years, effective at the beginning of fiscal 2025.
5.
INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2025 and the net book value of intangible assets as of May 31, 2025 and 2024 were as follows:

	Intangible Assets, Gross			Accumulated Amortization				Intangible Assets, Net
(in millions)	May 31, 2024	Retirements	May 31, 2025	May 31, 2024	Expense	Retirements	May 31, 2025	May 31, 2024	May 31, 2025
Developed technology	$4,235	$(92)	$4,143	$(2,959)	$(642)	$92	$(3,509)	$1,276	$634
Cloud services and license support agreements and related relationships	8,460	(1,312)	7,148	(5,609)	(714)	1,312	(5,011)	2,851	2,137
Cloud license and on-premise license agreements and related relationships	2,563	(41)	2,522	(1,039)	(462)	41	(1,460)	1,524	1,062
Other	3,533	(710)	2,827	(2,294)	(489)	710	(2,073)	1,239	754
Total intangible assets, net	$18,791	$(2,155)	$16,640	$(11,901)	$(2,307)	$2,155	$(12,053)	$6,890	$4,587

As of May 31, 2025, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2026	$1,639
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Fiscal 2030	522
Thereafter	558
Total intangible assets, net	$4,587

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for fiscal 2025 and 2024 were as follows:

(in millions)	Cloud and License	Hardware	Services	Total Goodwill
Balances as of May 31, 2023	$57,060	$2,732	$2,469	$62,261
Goodwill adjustments, net(1)	12	—	(43)	(31)
Balances as of May 31, 2024	57,072	2,732	2,426	62,230
Goodwill adjustments, net(1)	(23)	—	—	(23)
Balances as of May 31, 2025	$57,049	$2,732	$2,426	$62,207

(1)
Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations and certain other adjustments.
6.
NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31,
		2025		2024
(Amounts in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate senior notes:
$2,000, 3.40%, due July 2024	July 2014	$—	N.A	$2,000	3.43%
$2,000, 2.95%, due November 2024	November 2017	—	N.A	2,000	3.01%
$3,500, 2.50%, due April 2025	April 2020	—	N.A	3,500	2.54%
$2,500, 2.95%, due May 2025	May 2015	—	N.A	2,500	3.05%
€750, 3.125%, due July 2025(1)(2)	July 2013	841	3.17%	808	3.17%
$1,000, 5.80%, due November 2025	November 2022	1,000	5.93%	1,000	5.93%
$2,750, 1.65%, due March 2026	March 2021	2,750	1.67%	2,750	1.67%
$3,000, 2.65%, due July 2026	July 2016	3,000	2.73%	3,000	2.73%
$2,250, 2.80%, due April 2027	April 2020	2,250	2.87%	2,250	2.87%
$2,750, 3.25%, due November 2027	November 2017	2,750	3.29%	2,750	3.29%
$2,000, 2.30%, due March 2028	March 2021	2,000	2.36%	2,000	2.36%
$750, 4.50%, due May 2028	February 2023	750	4.60%	750	4.60%
$1,500, 4.80%, due August 2028(4)	February 2025	1,500	4.94%	—	N.A
$1,500, 4.20%, due September 2029(4)	September 2024	1,500	4.27%	—	N.A
$1,250, 6.15%, due November 2029	November 2022	1,250	6.21%	1,250	6.21%
$3,250, 2.95%, due April 2030	April 2020	3,250	3.00%	3,250	3.00%
$750, 4.65%, due May 2030	February 2023	750	4.75%	750	4.75%
$500, 3.25%, due May 2030	May 2015	500	3.35%	500	3.35%
$3,250, 2.875%, due March 2031	March 2021	3,250	2.92%	3,250	2.92%
$1,250, 5.25%, due February 2032(4)	February 2025	1,250	5.36%	—	N.A
$2,250, 6.25%, due November 2032	November 2022	2,250	6.32%	2,250	6.32%
$1,500, 4.90%, due February 2033	February 2023	1,500	4.95%	1,500	4.95%
$1,750, 4.30%, due July 2034	July 2014	1,750	4.30%	1,750	4.30%
$1,750, 4.70%, due September 2034(4)	September 2024	1,750	4.77%	—	N.A
$1,250, 3.90%, due May 2035	May 2015	1,250	4.00%	1,250	4.00%
$1,750, 5.50%, due August 2035(4)	February 2025	1,750	5.55%	—	N.A
$1,250, 3.85%, due July 2036	July 2016	1,250	3.89%	1,250	3.89%
$1,750, 3.80%, due November 2037	November 2017	1,750	3.86%	1,750	3.86%
$1,250, 6.50%, due April 2038	April 2008	1,250	6.51%	1,250	6.51%
$1,250, 6.125%, due July 2039	July 2009	1,250	6.17%	1,250	6.17%
$3,000, 3.60%, due April 2040	April 2020	3,000	3.64%	3,000	3.64%
$2,250, 5.375%, due July 2040	July 2010	2,250	5.45%	2,250	5.45%
$2,250, 3.65%, due March 2041	March 2021	2,250	3.72%	2,250	3.72%
$1,000, 4.50%, due July 2044	July 2014	1,000	4.50%	1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	2,000	4.20%	2,000	4.20%
$3,000, 4.00%, due July 2046	July 2016	3,000	4.03%	3,000	4.03%
$2,250, 4.00%, due November 2047	November 2017	2,250	4.05%	2,250	4.05%
$4,500, 3.60%, due April 2050	April 2020	4,500	3.64%	4,500	3.64%
$3,250, 3.95%, due March 2051	March 2021	3,250	3.98%	3,250	3.98%
$2,500, 6.90%, due November 2052	November 2022	2,500	6.94%	2,500	6.94%
$2,250, 5.55%, due February 2053	February 2023	2,250	5.62%	2,250	5.62%

		May 31,
		2025		2024
(Amounts in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
$1,750, 5.375%, due September 2054(4)	September 2024	1,750	5.43%	—	N.A
$1,250, 4.375%, due May 2055	May 2015	1,250	4.44%	1,250	4.44%
$1,750, 6.00%, due August 2055(4)	February 2025	1,750	6.04%	—	N.A
$3,500, 3.85%, due April 2060	April 2020	3,500	3.89%	3,500	3.89%
$1,500, 4.10%, due March 2061	March 2021	1,500	4.13%	1,500	4.13%
$1,250, 5.50%, due September 2064(4)	September 2024	1,250	5.55%	—	N.A
$1,000, 6.125%, due August 2065(4)	February 2025	1,000	6.17%	—	N.A
Floating-rate senior notes:
$500, Compounded SOFR plus 0.76%, due August 2028(4)	February 2025	500	5.28%	—	N.A
Term loan credit agreements:
$790, SOFR plus 1.70%, due August 2025(3)	August 2022	—	N.A	790	6.99%
$170, SOFR plus 1.70%, due August 2025	November 2022	—	N.A	170	6.98%
$3,570, SOFR plus 1.70%, due August 2027(3)	August 2022	—	N.A	3,570	6.99%
$1,100, SOFR plus 1.70%, due August 2027	November 2022	—	N.A	1,100	6.98%
$5,630, SOFR plus 1.35%, due August 2027(3)	June 2024	5,419	6.10%	—	N.A
Commercial paper notes		2,294	4.88%	401	5.43%
Other borrowings due August 2025	November 2016	113	3.53%	113	3.53%
Total senior notes and other borrowings		$92,917		$87,202
Unamortized discount/issuance costs		(348)		(302)
Hedge accounting fair value adjustments(2)		(1)		(31)
Total notes payable and other borrowings		$92,568		$86,869
Notes payable and other borrowings, current		$7,271		$10,605
Notes payable and other borrowings, non-current		$85,297		$76,264

(1)
In July 2013, we issued €750 million of 3.125% senior notes due July 2025 (July 2025 Notes). Principal and unamortized discount/issuance costs for the July 2025 Notes in the table above were calculated using foreign currency exchange rates, as applicable, as of May 31, 2025 and May 31, 2024, respectively. The July 2025 Notes are registered and traded on the New York Stock Exchange.
(2)
In fiscal 2018 we entered into certain cross-currency interest rate swap agreements that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt of $871 million based on LIBOR. The effective interest rates as of May 31, 2025 and 2024 after consideration of the cross-currency interest rate swap agreements were 7.77% and 8.76%, respectively, for the July 2025 Notes. Refer to Note 1 for a description of our accounting for fair value hedges.
(3)
In fiscal 2023, we entered into certain interest rate swap agreements that have the economic effect of converting our $4.7 billion of floating-rate borrowings pursuant to the Term Loan Credit Agreement (defined below) until its repayment and subsequently, borrowings under the Term Loan Credit Agreement 2 (defined below) for the same amount to fixed-rate borrowings with a fixed annual interest rate of 3.07%, plus a margin depending on the credit rating assigned to our long-term senior unsecured debt, as further discussed below. The effective interest rates after consideration of the interest rate swap agreements were 4.74% for each of fiscal 2025 for borrowings under the Term Loan Credit Agreement 2 (defined below) and fiscal 2024 for borrowings under the Term Loan Credit Agreement. Refer to Note 1 for a description of our accounting for cash flow hedges.
(4)
In fiscal 2025, we issued $14.0 billion of senior notes and intend to use the net proceeds from the issuance of the senior notes to repay all or a portion of senior notes due between November 2024 and July 2026, and to pay accrued interest and any related premiums, fees and expenses in connection therewith; to make scheduled payments of principal and interest on borrowings under the Term Loan Credit Agreement 2 (defined below); to repay all or a portion of commercial paper notes outstanding; and to use any remaining net proceeds from the borrowing for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of other indebtedness and future acquisitions. The interest is payable semi-annually for the fixed-rate senior notes and quarterly for the floating-rate senior notes. We may redeem some or all of the fixed-rate senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

Future principal payments (adjusted for the effects of the cross-currency interest rate swap agreements associated with the July 2025 Notes) for all of our borrowings at May 31, 2025 were as follows (in millions):

Fiscal 2026	$7,309
Fiscal 2027	5,743
Fiscal 2028	10,145
Fiscal 2029	2,000
Fiscal 2030	7,250
Thereafter	60,500
Total	$92,947

Senior Notes

Interest is payable semi-annually for the senior notes listed in the above table, except for the Euro Notes for which interest is payable annually and the floating-rate senior notes for which interest is payable quarterly. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances except for the floating-rate senior notes, which may not be redeemed prior to their maturity.

The senior notes rank pari passu with all existing and future notes issued pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation, including the Revolving Credit Agreement and the Term Loan Credit Agreement 2, each as defined and described further below. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes and Commercial Paper Notes (defined below), borrowings under the Term Loan Credit Agreement 2 (defined below) and any future borrowings pursuant to the Revolving Credit Agreement. We were in compliance with all debt-related covenants at May 31, 2025.

Revolving Credit Agreement

Our Revolving Credit Agreement provides for an unsecured $6.0 billion, five-year revolving credit facility (the Revolving Facility) to be used for our working capital purposes and for other general corporate purposes. Subject to certain conditions stated in the Revolving Credit Agreement, we may borrow, prepay and reborrow amounts under the Revolving Facility during the term of the Revolving Credit Agreement. All amounts borrowed under the Revolving Credit Agreement will become due on March 8, 2027, unless the commitments are terminated earlier either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Interest is based on either (a) a Term SOFR-based formula plus a margin of 87.5 basis points to 150.0 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin up to 50.0 basis points, depending on the same such credit rating, each as set forth in the Revolving Credit Agreement. As of May 31, 2025 and 2024, we did not have any outstanding borrowing under the Revolving Credit Agreement.

Term Loan Credit Agreements

During fiscal 2023, pursuant to a term loan credit agreement (Term Loan Credit Agreement) providing for an aggregate term loan commitment of $5.6 billion, we borrowed $4.7 billion under term loan 1 facility (Term Loan 1 Facility) and $960 million under term loan 2 facility (Term Loan 2 Facility and, together with the Term Loan 1 Facility, the Term Loan Facilities).

The Term Loan Credit Agreement provided for repayment of borrowings under the Term Loan Facilities as follows:

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

Interest was based on either (a) a Term SOFR-based formula plus a margin of 147.5 basis points to 197.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 47.5 basis points to 97.5 basis points, depending on the same such credit rating, each as set forth in the Term Loan Credit Agreement.

We were in compliance with all covenants under the Term Loan Credit Agreement as of May 31, 2024.

On June 10, 2024, we terminated our Term Loan Credit Agreement and repaid the principal amount outstanding together with interest accrued up to the date of repayment. Simultaneously, we borrowed up to the maximum commitment amount of $5.6 billion pursuant to a term loan credit agreement (Term Loan Credit Agreement 2) executed on the same date. The critical terms of the Term Loan Credit Agreement 2 are similar to the critical terms of the Term Loan Credit Agreement, except for terms related to the interest, the consolidation of two term loan facilities under Term Loan Credit Agreement into a single facility under the Term Loan Credit Agreement 2 and the options to extend the Term Loan Credit Agreement 2. Interest is based on either (a) a Term SOFR-based formula plus a margin of 112.5 basis points to 162.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 12.5 basis points to 62.5 basis points, depending on the same such credit rating, each as set forth in the Term Loan Credit Agreement 2.

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

We were in compliance with all covenants under the Term Loan Credit Agreement 2 as of May 31, 2025.

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

There were $2.3 billion and $401 million of outstanding Commercial Paper Notes as of May 31, 2025 and 2024, respectively. We used the net proceeds from the issuance of commercial paper for general corporate purposes.

7.
RESTRUCTURING ACTIVITIES

Fiscal 2024 Oracle Restructuring Plan

During fiscal 2024, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2024 Restructuring Plan). In fiscal 2025, our management supplemented the 2024 Restructuring Plan to reflect additional actions that we expected to take. Restructuring costs associated with the 2024 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $314 million and $432 million of restructuring expenses in connection with the 2024 Restructuring Plan in fiscal 2025 and 2024, respectively. Actions pursuant to the 2024 Restructuring Plan were substantially complete as of May 31, 2025.

Fiscal 2022 Oracle Restructuring Plan

During fiscal 2022, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2022 Restructuring Plan). In fiscal 2023, our management supplemented the 2022 Restructuring Plan to reflect additional actions that we expected to take. Restructuring costs associated with the 2022 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $493 million of restructuring expenses in connection with the 2022 Restructuring Plan in fiscal 2023. The total costs recorded in our consolidated statements of operations in connection with the 2022 Restructuring Plan were $716 million. Actions pursuant to the 2022 Restructuring Plan were substantially complete as of May 31, 2023.

Summary of All Plans

Fiscal 2025 Activity

	Accrued	Year Ended May 31, 2025				Accrued
(in millions)	May 31, 2024(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2025(2)
Fiscal 2024 Oracle Restructuring Plan(1)
Cloud and license	$87	$115	$(6)	$(118)	$1	$79
Hardware	4	17	—	(11)	—	10
Services	12	37	—	(28)	1	22
Other	49	153	(2)	(142)	2	60
Total Fiscal 2024 Oracle Restructuring Plan	$152	$322	$(8)	$(299)	$4	$171
Total other restructuring plans(6)	$84	$—	$(15)	$(29)	$1	$41
Total restructuring plans	$236	$322	$(23)	$(328)	$5	$212

Fiscal 2024 Activity

	Accrued	Year Ended May 31, 2024				Accrued
(in millions)	May 31, 2023	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2024(2)
Fiscal 2024 Oracle Restructuring Plan(1)
Cloud and license	$—	$204	$(9)	$(108)	$—	$87
Hardware	—	9	—	(5)	—	4
Services	—	46	(1)	(33)	—	12
Other	—	188	(5)	(134)	—	49
Total Fiscal 2024 Oracle Restructuring Plan	$—	$447	$(15)	$(280)	$—	$152
Total other restructuring plans(6)	$199	$—	$(28)	$(89)	$2	$84
Total restructuring plans	$199	$447	$(43)	$(369)	$2	$236

Fiscal 2023 Activity

	Accrued	Year Ended May 31, 2023				Accrued
(in millions)	May 31, 2022	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2023
Fiscal 2022 Oracle Restructuring Plan(1)
Cloud and license	$34	$288	$(6)	$(218)	$1	$99
Hardware	7	18	—	(18)	(1)	6
Services	9	28	—	(19)	(1)	17
Other	10	162	3	(141)	1	35
Total Fiscal 2022 Oracle Restructuring Plan	$60	$496	$(3)	$(396)	$—	$157
Total other restructuring plans(6)	$71	$1	$(4)	$(22)	$(4)	$42
Total restructuring plans	$131	$497	$(7)	$(418)	$(4)	$199

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of May 31, 2025 and 2024, substantially all restructuring liabilities have been recorded in other current liabilities within our consolidated balance sheets.
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
8.
DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2025	2024
Cloud services and license support	$8,270	$8,203
Hardware	614	546
Services	464	512
Cloud license and on-premise license	39	52
Deferred revenues, current	9,387	9,313
Deferred revenues, non-current (in other non-current liabilities)	1,346	1,233
Total deferred revenues	$10,733	$10,546

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

9.
LEASES, OTHER COMMITMENTS AND CERTAIN CONTINGENCIES

Leases

We have operating and finance leases that primarily relate to certain of our data centers and facilities. As of May 31, 2025, our leases substantially have remaining terms of one year to fifteen years, some of which include options to extend and/or terminate the leases.

The components of lease expense were as follows:

	Year Ended May 31,
(in millions)	2025	2024	2023
Operating lease cost	$1,716	$1,159	$883
Finance lease cost:
Amortization of ROU assets	$48	$—	$—
Interest on lease liabilities	38	—	—
Total finance lease cost	$86	$—	$—

Supplemental balance sheet information related to operating leases was as follows:

	As of May 31,
(Dollars in millions)	2025	2024
Operating lease ROU assets	$13,145	$7,290
Operating lease liabilities:
Operating lease liabilities, current	$1,914	$1,290
Operating lease liabilities, non-current	11,536	6,255
Total operating lease liabilities	$13,450	$7,545
Weighted average remaining lease term	10 years	9 years
Weighted average discount rate	5.3%	5.1%

Supplemental cash flow information related to operating leases was as follows:

	Year Ended May 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,685	$1,168	$894
ROU assets obtained in exchange for operating lease obligations	$6,970	$4,246	$1,957

As of May 31, 2025, ROU assets, net of $55 million of accumulated depreciation, current lease liabilities and non-current lease liabilities for our finance leases were $2.9 billion, $257 million and $2.7 billion, respectively. In fiscal 2025, we recorded finance lease ROU assets of $2.9 billion in exchange for finance lease obligations. Cash paid for amounts included in the measurement of finance lease liabilities was $27 million in fiscal 2025. As of May 31, 2025, the weighted average remaining lease term for finance leases was approximately fifteen years and the weighted average discount rate used for calculating finance lease obligations was 5.5%. We had no finance leases for the year ended and as of May 31, 2024.

Maturities of lease liabilities were as follows as of May 31, 2025 (in millions):

	Operating Leases	Finance Leases
Fiscal 2026	$1,964	$266
Fiscal 2027	1,869	249
Fiscal 2028	1,795	256
Fiscal 2029	1,702	264
Fiscal 2030	1,661	272
Thereafter	8,692	3,104
Total lease payments	17,683	4,411
Less: imputed interest	(4,233)	(1,477)
Total lease liability	$13,450	$2,934

As of May 31, 2025, we have $43.4 billion of additional lease commitments, primarily for data centers, that are generally expected to commence between fiscal 2026 and fiscal 2028 and for terms of ten to sixteen years that were not reflected on our consolidated balance sheet as of May 31, 2025 or in the maturities table above.

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

As of May 31, 2025, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2026	$947
Fiscal 2027	401
Fiscal 2028	267
Fiscal 2029	262
Fiscal 2030	122
Thereafter	227
Total	$2,226

As described in Note 6 above, as of May 31, 2025 we have senior notes and other borrowings that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

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

10.
STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors (the Board) has approved a program for us to repurchase shares of our common stock. As of May 31, 2025, approximately $6.4 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 3.9 million shares for $600 million, 10.6 million shares for $1.2 billion and 17.0 million shares for $1.3 billion in fiscal 2025, 2024 and 2023, respectively, under the stock repurchase program.

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

Dividends on Common Stock

During fiscal 2025, 2024 and 2023, the Board declared cash dividends of $1.70, $1.60 and $1.36 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2025, the Board declared a quarterly cash dividend of $0.50 per share of our outstanding common stock. The dividend is payable on July 24, 2025 to stockholders of record as of the close of business on July 10, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of the Board.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our AOCL, net of income taxes:

	May 31,
(in millions)	2025	2024
Foreign currency translation losses	$(1,334)	$(1,703)
Unrealized gains on defined benefit plans, net	105	92
Unrealized gains on cash flow hedges, net	54	179
Total accumulated other comprehensive loss	$(1,175)	$(1,432)

11.
EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

Stock Plans

In fiscal 2021, we adopted the 2020 Equity Incentive Plan to replace the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan) which provides for the issuance of long-term performance awards, including restricted stock-based awards, non-qualified stock options and incentive stock options, as well as stock purchase rights and stock appreciation rights, to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. In fiscal 2022 and 2024, our stockholders, upon the recommendation of the Board, approved the adoption of the Amended and Restated 2020 Equity Incentive Plan (as amended and restated, the 2020 Plan and, together with the 2000 Plan, the Plans), which increased the number of authorized shares of stock that may be issued under the 2020 Plan by 300 million shares and 350 million shares, respectively. Approximately 381 million shares of common stock were available for future awards under the 2020 Plan as of May 31, 2025. Under the 2020 Plan, for each share granted as a full value award in the form of a RSU or a performance-based restricted stock award, an equivalent of 2.5 shares is deducted from our pool of shares available for grant.

As of May 31, 2025, 113 million unvested restricted stock units (RSUs), 34 million PSOs (of which 12 million shares were vested) and service-based stock options (SOs) to purchase 7 million shares of common stock, substantially all of which were vested, were outstanding under the Plans. To date, we have not issued any stock purchase rights or stock appreciation rights under either of the Plans.

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

PSOs granted under the 2000 Plan to our Chief Executive Officer and Chief Technology Officer in fiscal 2018 consisted of seven numerically equivalent vesting tranches that potentially could vest. One tranche, which was based solely on the attainment of a market-based metric, was achieved and vested in fiscal 2022. Each of the remaining six tranches required the attainment of both a performance metric and a market capitalization metric by May 31, 2022, which was subsequently extended by three additional fiscal years to May 31, 2025 via an amendment approved by the Compensation Committee during fiscal 2022. Stock-based compensation expense was recognized starting at the time each vesting tranche becomes probable of achievement over the longer of the estimated implicit service period or derived service period. Stock-based compensation associated with a vesting tranche where vesting is no longer determined to be probable is reversed on a cumulative basis and is no longer prospectively recognized in the period when such a determination is made.

The Compensation Committee certified that all six market capitalization goals have been achieved. Additionally:

•
One operational performance goal was achieved in fiscal 2023 and one tranche vested in fiscal 2024;
•
One operational performance goal was achieved in fiscal 2024 and one tranche vested in fiscal 2025;
•
Two operational performance goals were achieved in fiscal 2025, but the Compensation Committee has not yet certified the achievement of these performance goals and accordingly, two tranches were outstanding and not yet vested as of May 31, 2025; and
•
Two operational performance goals were not achieved in fiscal 2025. The Compensation Committee has not yet deemed the remaining two tranches as forfeited and these tranches were outstanding as of May 31, 2025.

The 1993 Directors’ Stock Plan (the Directors’ Plan) provides for the issuance of RSUs and other stock-based awards, including non-qualified stock options, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). Currently, we only grant RSUs that vest fully on the one-year anniversary of the date of grant. In fiscal 2016, the Directors’ Plan was amended to permit the Compensation Committee to determine the amount and form of automatic grants of stock awards, if any, to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. In fiscal 2020, the Compensation Committee reduced the maximum value of the annual automatic RSU grants to each non-employee director to $350,000 and eliminated all equity grants for chairing Board committees. As of May 31, 2025, approximately 21,000 unvested RSUs were outstanding under the Directors’ Plan. As of May 31, 2025, approximately 1 million shares were available for future stock awards under this plan.

The following table summarizes restricted stock-based award activity granted pursuant to Oracle-based stock plans for our last three fiscal years ended May 31, 2025:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2022	128	$68.34
Granted	76	$66.67
Assumed	5	$69.02
Vested and issued	(46)	$62.97
Canceled	(11)	$69.25
Balance, May 31, 2023	152	$69.09
Granted	47	$110.26
Vested and issued	(53)	$66.97
Canceled	(8)	$77.52
Balance, May 31, 2024	138	$83.43
Granted	38	$159.11
Vested and issued	(52)	$78.30
Canceled	(7)	$99.44
Balance, May 31, 2025	117	$108.91

The total grant date fair values of restricted stock-based awards that were vested and issued in fiscal 2025, 2024 and 2023 were $4.0 billion, $3.5 billion and $2.9 billion, respectively. As of May 31, 2025, total unrecognized stock-based compensation expense related to non-vested restricted stock-based awards was $9.3 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.69 years.

The following table summarizes stock option activity, including SOs and PSOs, and includes awards granted pursuant to the Plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2025:

	Options Outstanding
(in millions, except exercise price)	Shares Under Stock Option	Weighted-Average Exercise Price
Balance, May 31, 2022	97	$40.70
Granted and assumed	—	$—
Exercised	(33)	$31.37
Balance, May 31, 2023	64	$45.42
Granted and assumed	2	$113.91
Exercised	(15)	$34.84
Balance, May 31, 2024	51	$51.05
Granted	—	$—
Exercised	(10)	$44.84
Balance, May 31, 2025	41	$52.58

Stock options outstanding that have vested and that are expected to vest as of May 31, 2025 were as follows:

	Outstanding Stock Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	19	$48.46	0.86	$2,230
Expected to vest(2)	11	$57.10	0.91	1,198
Total	30	$51.63	0.88	$3,428

(1)
The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2025 of $165.53 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.
(2)
The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of May 31, 2025 was approximately $24 million and is expected to be recognized over a weighted-average period of 4.83 years. Approximately 11 million shares outstanding as of May 31, 2025 were not expected to vest.

Stock-Based Compensation Expense and Valuations of Restricted Stock-Based Awards

We estimated the fair values of our restricted stock-based awards that are solely subject to service-based vesting requirements based upon their market values as of the grant dates, discounted for the present values of expected dividends.

Stock-based compensation expense was included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2025	2024	2023
Cloud services and license support	$609	$525	$435
Hardware	29	23	18
Services	202	167	137
Sales and marketing	757	667	611
Research and development	2,638	2,225	1,983
General and administrative	439	367	363
Total stock-based compensation	$4,674	$3,974	$3,547
Estimated income tax benefit included in provision for income taxes	(1,050)	(913)	(802)
Total stock-based compensation, net of estimated income tax benefit	$3,624	$3,061	$2,745

Tax Benefits from Exercises of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of stock option exercises was approximately $448 million, $545 million and $1.0 billion for fiscal 2025, 2024 and 2023, respectively. The total aggregate intrinsic value of restricted stock-based awards that vested and were issued and stock options that were exercised was $9.0 billion, $7.4 billion and $5.1 billion for fiscal 2025, 2024 and 2023. In connection with the vesting and issuance of restricted stock-based awards and stock options that were exercised, the tax benefits realized by us were $2.1 billion, $1.7 billion and $1.2 billion for fiscal 2025, 2024 and 2023, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2025, 34 million shares were reserved for future issuances under the Purchase Plan. We issued approximately 1 million shares in fiscal 2025 and 2 million shares in each of fiscal 2024 and 2023 under the Purchase Plan.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $485 million, $468 million and $470 million for fiscal 2025, 2024 and 2023, respectively. In the U.S., regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $206 million, $200 million and $198 million in fiscal 2025, 2024 and 2023, respectively.

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $1.1 billion and approximately $988 million as of May 31, 2025 and 2024, respectively, and were presented in other non-current assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $69 million, $71 million and $78 million for fiscal 2025, 2024 and 2023, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status, which is substantially included in other non-current liabilities in our consolidated balance sheets) of our defined benefit plans as of May 31, 2025 were $1.1 billion and $350 million, respectively, and as of May 31, 2024 were $997 million and $313 million, respectively.

12.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for fiscal 2025, 2024 and 2023 primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income (GILTI).

The following is a geographical breakdown of income before income taxes:

	Year Ended May 31,
(in millions)	2025	2024	2023
Domestic	$4,376	$3,023	$1,492
Foreign	9,784	8,718	7,634
Income before income taxes	$14,160	$11,741	$9,126

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2025	2024	2023
Current provision:
Federal	$1,172	$999	$625
State	196	420	398
Foreign	1,986	1,994	1,767
Total current provision	$3,354	$3,413	$2,790
Deferred benefit:
Federal	$(2,208)	$(2,020)	$(2,193)
State	(202)	(280)	(398)
Foreign	773	161	424
Total deferred benefit	$(1,637)	$(2,139)	$(2,167)
Total provision for income taxes	$1,717	$1,274	$623
Effective income tax rate	12.1%	10.9%	6.8%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before income taxes as follows:

	Year Ended May 31,
(Dollars in millions)	2025	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax provision at statutory rate	$2,974	$2,466	$1,917
Foreign earnings at other than U.S. rates	(381)	(262)	(357)
State tax expense, net of federal benefit	128	81	41
Settlements and releases from judicial decisions and statute expirations, net	(149)	(124)	(552)
Tax contingency interest accrual, net	322	157	101
Domestic tax contingency, net	75	131	28
Federal research and development credit	(411)	(372)	(280)
Stock-based compensation	(801)	(624)	(322)
Realization of a one-time tax attribute	—	(235)	—
Other, net	(40)	56	47
Total provision for income taxes	$1,717	$1,274	$623

The components of our deferred tax assets and liabilities were as follows:

	May 31,
(in millions)	2025	2024
Deferred tax assets:
Accruals and allowances	$790	$708
Employee compensation and benefits	1,068	929
Differences in timing of revenue recognition	894	781
Lease liabilities	3,279	1,553
Basis of property, plant and equipment and intangible assets	7,800	9,315
Capitalized research and development	4,153	2,574
Tax credit and net operating loss carryforwards	5,857	5,695
Other	—	15
Total deferred tax assets	23,841	21,570
Valuation allowance	(1,962)	(1,898)
Total deferred tax assets, net	21,879	19,672
Deferred tax liabilities:
Unrealized gain on stock	(79)	(79)
Acquired intangible assets	(920)	(1,425)
GILTI deferred	(6,949)	(7,759)
ROU assets	(3,207)	(1,503)
Withholding taxes on foreign earnings	(364)	(325)
Other	(112)	—
Total deferred tax liabilities	(11,631)	(11,091)
Net deferred tax assets	$10,248	$8,581
Recorded as:
Non-current deferred tax assets	$11,877	$12,273
Non-current deferred tax liabilities	(1,629)	(3,692)
Net deferred tax assets	$10,248	$8,581

We provide for U.S. income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the U.S. At May 31, 2025, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which U.S. income taxes have not been provided was approximately $11.0 billion. If the undistributed earnings and other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2025, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these other outside basis temporary differences would be approximately $2.0 billion.

Our net deferred tax assets were $10.2 billion and $8.6 billion as of May 31, 2025 and 2024, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $2.0 billion and $1.9 billion as of May 31, 2025 and 2024, respectively, primarily related to U.S., state and foreign tax credits and net operating loss carryforwards. Any subsequent reduction of the valuation allowance will be recorded to our provision for income taxes unless the conclusion of an acquisition valuation allowance and the recognition of the associated tax benefits is within the measurement period (as defined above).

At May 31, 2025, we had federal net operating loss carryforwards of approximately $270 million, which are subject to limitation on their utilization. Approximately $180 million of these federal net operating losses expire in various years between fiscal 2026 and fiscal 2038. Approximately $90 million of these federal net operating losses are not currently subject to expiration dates. We had state net operating loss carryforwards of approximately $2.1 billion at May 31, 2025, which are subject to limitations on their utilization. Approximately $2.0 billion of these state net operating losses expire in various years between fiscal 2026 and fiscal 2045. Approximately $98 million of these state net operating losses are not currently subject to expiration dates. We had total foreign net operating loss carryforwards of approximately $1.8 billion at May 31, 2025, which are subject to limitations on their utilization. Approximately $1.7 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $34 million, expire between fiscal 2027 and fiscal 2044. At May 31, 2025, we had federal capital loss carryforwards of approximately $134 million, which expire between fiscal 2026 and fiscal 2027. We had state capital loss carryforwards of approximately $307 million, which expire between fiscal 2026 and fiscal 2037. We had foreign capital loss carryforwards of approximately $164 million, which are not currently subject to expiration dates. We had tax credit carryforwards of approximately $1.4 billion at May 31, 2025, which are subject to limitations on their utilization. Approximately $840 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $534 million, expire in various years between fiscal 2026 and fiscal 2045.

Current income taxes payable are included in other current liabilities in our consolidated balance sheets and totaled $2.3 billion and $2.1 billion as of May 31, 2025 and 2024, respectively.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2025	2024	2023
Gross unrecognized tax benefits as of June 1	$8,785	$7,715	$7,284
Increases related to tax positions from prior fiscal years	239	492	709
Decreases related to tax positions from prior fiscal years	(98)	(128)	(45)
Increases related to tax positions taken during current fiscal year	846	889	669
Settlements with tax authorities	(161)	(46)	(212)
Lapses of statutes of limitation	(162)	(129)	(631)
Cumulative translation adjustments and other, net	(11)	(8)	(59)
Total gross unrecognized tax benefits as of May 31	$9,438	$8,785	$7,715

As of May 31, 2025, 2024 and 2023, $4.5 billion, $4.2 billion and $3.9 billion, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $321 million, $199 million and $111 million during fiscal 2025, 2024 and 2023, respectively. Interest and penalties accrued as of May 31, 2025 and 2024 were $2.1 billion and $1.8 billion, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2022. Many issues are at an advanced stage in the examination process, the most significant of which include issues related to transfer pricing, domestic production activity, one-time transition tax, foreign tax credits and research and development credits. With respect to all of these domestic audit issues considered in the aggregate, we believe that it was reasonably possible that, as of May 31, 2025, our gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $651 million ($517 million net of offsetting tax benefits). Our U.S. federal income tax returns have been examined for all years prior to fiscal 2013 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2010, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining or have examined returns of Oracle and various acquired entities for years through fiscal 2024. Many of the relevant tax years are at an advanced stage in examination or subsequent controversy resolution processes, the most significant of which include issues related to transfer pricing and withholding tax. The manner in which those issues are resolved and the timing thereof could potentially result in a range of decreases or increases in our unrecognized tax benefits over the next 12 months. With respect to all of these international audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2025, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $807 million ($319 million net of offsetting tax benefits). We also believe it was reasonably possible that, as of May 31, 2025, the gross unrecognized tax benefits could increase in the next 12 months by as much as $615 million ($107 million net of offsetting U.S. tax benefits). With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

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

13.
SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers (CODMs) are our Chief Executive Officer and Chief Technology Officer. We are organized by line of business and geographically. While our CODMs evaluate results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. The tabular information below presents financial information, including information on segment revenues, significant segment expenses categories and amounts on a segment basis and included within each reported measure of a segment's profit or loss, that is regularly provided to our CODMs for their review and assists our CODMs with evaluating the company’s performance and allocating company resources.

We have three businesses—cloud and license, hardware and services—each of which is comprised of a single operating segment. All three of our businesses market and sell our offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs.

Our cloud and license business engages in the sale, marketing and delivery of our enterprise applications and infrastructure technologies through cloud and on-premise deployment models including our cloud services and license support offerings; and our cloud license and on-premise license offerings. Cloud services and license support revenues are generated from offerings that are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Cloud services and license support contracts provide customers with access to the latest updates to the applications and infrastructure technologies as they become available and for which the customer contracted and also include related technical support services over the contractual term. Cloud license and on-premise license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract. In each fiscal year, our cloud and license business’ contractual activities, excluding the impact of timing of booking of large contracts, are typically highest in our fourth fiscal quarter and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts. Costs associated with our cloud and license business are largely personnel- and infrastructure-related including the cost of providing our cloud services and license support offerings, salaries and commissions earned by our sales force for the sale of our cloud and license offerings and marketing program costs.

Our hardware business provides infrastructure technologies including Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware-related software to support diverse IT environments. Our hardware business also offers hardware support, which provides customers with software updates for the software components that are essential to the functionality of their hardware products and can also include product repairs, maintenance services and technical support services that are typically delivered and recognized ratably over the contractual term. Costs associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty and related expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products with eligible support contracts; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel-related and include variable compensation earned by our sales force for the sales of our hardware offerings.

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies. Costs associated with our services business consist primarily of personnel-related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses for each of fiscal 2025, 2024 and 2023:

	Year Ended May 31,
(in millions)	2025	2024	2023
Cloud and license:
Revenues	$49,230	$44,464	$41,086
Cloud services and license support expenses	10,827	8,783	7,222
Sales and marketing expenses	7,473	7,167	7,738
Margin(1)	$30,930	$28,514	$26,126
Hardware:
Revenues	$2,936	$3,066	$3,274
Hardware products and support expenses	742	855	1,011
Sales and marketing expenses	276	296	331
Margin(1)	$1,918	$1,915	$1,932
Services:
Revenues	$5,233	$5,431	$5,594
Services expenses	4,240	4,515	4,490
Margin(1)	$993	$916	$1,104
Totals:
Revenues	$57,399	$52,961	$49,954
Expenses	23,558	21,616	20,792
Margin(1)	$33,841	$31,345	$29,162

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

The following table reconciles total margin for operating segments to income before income taxes:

	Year Ended May 31,
(in millions)	2025	2024	2023
Total margin for operating segments	$33,841	$31,345	$29,162
Research and development	(9,860)	(8,915)	(8,623)
General and administrative	(1,602)	(1,548)	(1,579)
Amortization of intangible assets	(2,307)	(3,010)	(3,582)
Acquisition related and other	(75)	(314)	(190)
Restructuring	(299)	(404)	(490)
Stock-based compensation for operating segments	(1,597)	(1,382)	(1,201)
Expense allocations and other, net	(423)	(419)	(404)
Interest expense	(3,578)	(3,514)	(3,505)
Non-operating income (expenses), net	60	(98)	(462)
Income before income taxes	$14,160	$11,741	$9,126

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

The following table is a summary of our total revenues by geographic region:

	Year Ended May 31,
(in millions)	2025	2024	2023
Americas	$36,339	$33,122	$31,226
EMEA(1)	14,025	13,030	12,109
Asia Pacific	7,035	6,809	6,619
Total revenues	$57,399	$52,961	$49,954

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our cloud services and license support revenues by offerings:

	Year Ended May 31,
(in millions)	2025	2024	2023
Cloud services	$24,506	$19,774	$15,881
License support	19,523	19,609	19,426
Total cloud services and license support revenues	$44,029	$39,383	$35,307

The following table presents our cloud services and license support revenues by applications and infrastructure ecosystems:

	Year Ended May 31,
(in millions)	2025	2024	2023
Applications cloud services and license support	$19,383	$18,172	$16,651
Infrastructure cloud services and license support	24,646	21,211	18,656
Total cloud services and license support revenues	$44,029	$39,383	$35,307

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2025, 2024 or 2023:

	As of and for the Year Ended May 31,
	2025		2024		2023
(in millions)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)
U.S.	$32,075	$45,439	$29,055	$24,798	$27,535	$19,322
United Kingdom	2,594	2,530	2,423	1,164	2,159	905
Germany	1,817	2,013	1,794	1,192	1,755	940
Japan	1,759	2,320	1,662	1,144	1,681	770
Other countries	19,154	7,841	18,027	3,962	16,824	3,626
Total	$57,399	$60,143	$52,961	$32,260	$49,954	$25,563

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

	Year Ended May 31,
(in millions, except per share data)	2025	2024	2023
Net income	$12,443	$10,467	$8,503
Weighted-average common shares outstanding	2,789	2,744	2,696
Dilutive effect of employee stock plans	77	79	70
Dilutive weighted-average common shares outstanding	2,866	2,823	2,766
Basic earnings per share	$4.46	$3.82	$3.15
Diluted earnings per share	$4.34	$3.71	$3.07
Anti-dilutive stock awards excluded from calculation(1)	23	27	50

(1)
These stock awards relate to anti-dilutive restricted service-based awards as calculated using the treasury stock method and contingently issuable shares pursuant to PSOs arrangements. Such shares could be dilutive in the future. See Note 11 for information regarding our stock-based compensation plans.

15.
LEGAL PROCEEDINGS

Netherlands Privacy Class Action

On August 14, 2020, The Privacy Collective (TPC), a foundation having its registered office in Amsterdam, filed a purported class action lawsuit against Oracle Nederland B.V, Oracle Corporation and Oracle America, Inc. (the Oracle Defendants), Salesforce.com, Inc. and SFDC Netherlands B.V. in the District Court of Amsterdam. TPC alleges that the Oracle Defendants’ Data Management Platform product violates certain articles of the European Union Charter of Fundamental Rights, the General Data Protection Regulation (GDPR) and the Dutch Telecommunications Act (Telecommunicatiewet). TPC claims damages under a number of categories, including: “immaterial damages” (at a fixed amount of €500 per Dutch internet user); “material damages” (in that the costs of loss of control over personal data should be equated to the market value of the personal data for parties like the Oracle Defendants); compensation for losses suffered due to an alleged data breach (at a fixed amount of €100 per Dutch internet user); and compensation for the costs of the litigation funder (10% to 25% of the compensation awarded); and the (actual) cost of the proceedings and extrajudicial costs.

We filed our defense on March 3, 2021, and on December 29, 2021, the District Court issued a judgment, holding that all of TPC’s claims were deemed inadmissible because of fundamental procedural flaws. TPC filed an appeal with the Court of Appeal in Amsterdam challenging the District Court’s judgment, except for the claims regarding the alleged data breach, which were dropped. On June 18, 2024, the Court of Appeal overturned the District Court’s decision regarding admissibility, thus permitting the case to proceed. We requested that the Court of Appeal permit an interim appeal to the Dutch Supreme Court and/or the European Court of Justice. On September 24, 2024, the Court of Appeal issued a judgment confirming that TPC’s claims are admissible and referred the matter back to the District Court of Amsterdam for a decision on the merits of TPC’s claims, including TPC’s claims for damages under article 82 of the GDPR. The Court of Appeal also granted Oracle’s request for an interim appeal to the Supreme Court, appealing the June 18 and September 24, 2024 judgments.

Oracle filed its statement of appeal with the Dutch Supreme Court on December 20, 2024, and TPC appeared in the proceedings on January 31, 2025. The filing of the Supreme Court appeal effectively suspended proceedings before the District Court pursuant to applicable procedural rules. TPC filed its statement of defense in response to our Supreme Court appeal and a counter appeal on February 27, 2025. Oracle filed its statement of defense to the counter appeal on March 28, 2025. TPC and Oracle are to file written submissions setting out their detailed arguments on or before July 18, 2025 and to file their respective written replies and rejoinders on or before August 29, 2025.

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

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

4.01	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.02	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.03	Form of 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Note	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.04	Form of 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Note	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.05	Form of 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Note	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.06	Form of New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

4.07	Form of 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Note	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.08	Forms of 4.30% Notes due 2034 and 4.50% Notes due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.09	Forms of 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

4.10	Forms of 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

4.11	Forms of 3.250% Notes due 2027, 3.800% Notes due 2037 and 4.000% Notes due 2047, together with Officers’ Certificate issued November 9, 2017 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/17	Oracle Corporation

4.12	Forms of 2.800% Notes due 2027, 2.950% Notes due 2030, 3.600% Notes due 2040, 3.600% Notes due 2050 and 3.850% Notes due 2060, together with Officers’ Certificate issued April 1, 2020 setting forth the terms of the Notes	8-K	001-35992	4.1	4/1/20	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.13	Forms of 1.650% Notes due 2026, 2.300% Notes due 2028, 2.875% Notes due 2031, 3.650% Notes due 2041, 3.950% Notes due 2051 and 4.100% Notes due 2061, together with Officers’ Certificate issued March 24, 2021 setting forth the terms of the Notes	8-K	001-35992	4.1	3/24/21	Oracle Corporation

4.14	Forms of 5.800% Notes due 2025, 6.150% Notes due 2029, 6.250% Notes due 2032 and 6.900% Notes due 2052, together with an Officers’ Certificate issued November 9, 2022 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/22	Oracle Corporation

4.15	Forms of 4.500% Notes due 2028, 4.650% Notes due 2030, 4.900% Notes due 2033 and 5.550% Notes due 2053, together with an Officers’ Certificate issued February 6, 2023 setting forth the terms of the Notes	8-K	001-35992	4.1	2/6/23	Oracle Corporation

4.16	Forms of 4.200% Notes due 2029, 4.700% Notes due 2034, 5.375% Notes due 2054 and 5.500% Notes due 2064, together with an Officers' Certificate issued September 27, 2024 setting forth the terms of the Notes	8-K	001-35992	4.1	9/27/24	Oracle Corporation

4.17	Forms of Floating Rate Notes due 2028, 4.800% Notes due 2028, 5.250% Notes due 2032, 5.500% Notes due 2035, 6.000% Notes due 2055 and 6.125% Notes due 2065, together with an Officers' Certificate issued February 3, 2025 setting forth the terms of the Notes	8-K	001-35992	4.1	2/3/25	Oracle Corporation

4.18	Description of Oracle Corporation’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35992	4.15	6/21/19	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of May 3, 2022	10-K	001-35992	10.02	6/21/22	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016	10-K	001-35992	10.03	6/22/16	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on November 15, 2017	8-K	001-35992	10.04	11/17/17	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	001-35992	10.05	9/18/17	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.06	6/25/15	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08*	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of February 12, 2019	10-Q	001-35992	10.09	3/18/19	Oracle Corporation

10.09*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.10*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	6/25/15	Oracle Corporation

10.11*	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Named Executive Officers	10-Q	001-35992	10.16	9/18/17	Oracle Corporation

10.12*	First Amendment to Performance-Based Stock Option Agreement with Lawrence J. Ellison and Safra A. Catz under the Amended and Restated 2000 Long-Term Equity Incentive Plan	8-K	001-35992	10.15	7/7/21	Oracle Corporation

10.13*	Form of Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Employees (Including Section 16 Officers)	10-Q	001-35992	10.17	9/18/17	Oracle Corporation

10.14*	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan for U.S. Employees	10-Q	001-35992	10.16	12/11/20	Oracle Corporation

10.15§	$6,000,000,000 5-Year Revolving Credit Agreement dated as of March 8, 2022 among Oracle Corporation and the lenders and agents named therein	10-Q	001-35992	10.16	3/11/22	Oracle Corporation

10.16*	Oracle Corporation Amended and Restated 2020 Equity Incentive Plan, as approved on November 15, 2023	8-K	001-35992	10.18	11/17/23	Oracle Corporation

19	Oracle Corporation Insider Trading Policy	10-K	001-35992	19	6/20/24	Oracle Corporation

21.01‡	Subsidiaries of the Registrant

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

97	Oracle Corporation Compensation Clawback Policy	10-K	001-35992	97	6/20/24	Oracle Corporation

99.01	$5,630,000,000 Term Loan Credit Agreement dated as of June 10, 2024 among Oracle Corporation and the lenders and agents named therein	10-K	001-35992	99.01	6/20/24	Oracle Corporation

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (1) Consolidated Balance Sheets as of May 31, 2025 and 2024, (2) Consolidated Statements of Operations for the years ended May 31, 2025, 2024 and 2023, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2025, 2024 and 2023, (4) Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2025, 2024 and 2023, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2025, 2024 and 2023 and (6) Notes to Consolidated Financial Statements

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

104‡	The cover page from the Company’s Annual Report on Form 10-K for the year ended May 31, 2025, formatted in Inline XBRL and included in Exhibit 101

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

ORACLE CORPORATION

Date: June 18, 2025	By:	/s/ Safra A. Catz
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 18, 2025
Safra A. Catz

/s/ Maria Smith	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 18, 2025
Maria Smith

/s/ Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer	June 18, 2025
Lawrence J. Ellison

/s/ Jeffrey O. Henley	Vice Chairman of the Board of Directors	June 18, 2025
Jeffrey O. Henley

/s/ Awo Ablo	Director	June 18, 2025
Awo Ablo

/s/ Jeffrey S. Berg	Director	June 18, 2025
Jeffrey S. Berg

/s/ Michael J. Boskin	Director	June 18, 2025
Michael J. Boskin

/s/ Bruce R. Chizen	Director	June 18, 2025
Bruce R. Chizen

/s/ George H. Conrades	Director	June 18, 2025
George H. Conrades

/s/ Rona A. Fairhead	Director	June 18, 2025
Rona A. Fairhead

/s/ Charles W. Moorman IV	Director	June 18, 2025
Charles W. Moorman IV

/s/ Leon E. Panetta	Director	June 18, 2025
Leon E. Panetta
/s/ William G. Parrett	Director	June 18, 2025
William G. Parrett

/s/ Naomi O. Seligman	Director	June 18, 2025
Naomi O. Seligman