Form 10-Q
period 2025-08-31
ORACLE CORP
filed 2025-09-10
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35992

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Oracle Way Austin, Texas	78741
(Address of principal executive offices)	(Zip Code)

(737) 867-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ORCL	New York Stock Exchange

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

The number of shares of registrant’s common stock outstanding as of September 5, 2025 was: 2,841,714,000.

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
•
our expectation that, on a constant currency basis, our total cloud and software revenues generally will continue to increase due to expected growth in our cloud revenues and continued demand for our software offerings;
•
our expectation that substantially all of our customers will renew their software support contracts upon expiration;
•
our expectation that current and expected customer demand will require continued growth in our cloud and software expenses in order to increase our existing data center capacity and establish additional data centers in new geographic locations;
•
our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and software business;
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
•
our expectation that the proportion of our cloud revenues relative to our total revenues will continue to increase;
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
•
the possibility that certain legal proceedings to which we are or may become a party could have a material impact on our financial position or results of operations;
•
the timing and amount of expenses we expect to incur;
•
the expenses we may incur and the cost savings we expect to realize pursuant to the Fiscal 2026 Oracle Restructuring Plan;

•
declarations and amounts of future cash dividend payments and the timing and amount of future stock repurchases;
•
our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements;
•
our ability to predict revenues, particularly certain software license revenues and hardware revenues, and margins;
•
the percentages of remaining performance obligations that we expect to recognize as revenues over respective future periods;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “commits,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “focus,” “forecasts,” “future,” “goal,” “intends,” “is designed to,” “likely,” “maintains,” “may,” “ongoing,” “plans,” “possible,” “potential,” “projects,” “seeks,” “shall,” “should,” “strives,” “will” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2026, which runs from June 1, 2025 to May 31, 2026.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2025 and May 31, 2025

(Unaudited)

(in millions, except per share data)	August 31, 2025	May 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$10,445	$10,786
Marketable securities	560	417
Trade receivables, net of allowances for credit losses of $526 and $557 as of August 31, 2025 and May 31, 2025, respectively	8,843	8,558
Prepaid expenses and other current assets	4,786	4,818
Total current assets	24,634	24,579
Non-current assets:
Property, plant and equipment, net	53,194	43,522
Intangible assets, net	4,167	4,587
Goodwill	62,211	62,207
Deferred tax assets	11,734	11,877
Other non-current assets	24,509	21,589
Total non-current assets	155,815	143,782
Total assets	$180,449	$168,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$9,079	$7,271
Accounts payable	8,203	5,113
Accrued compensation and related benefits	1,794	2,243
Deferred revenues	12,098	9,387
Other current liabilities	8,700	8,629
Total current liabilities	39,874	32,643
Non-current liabilities:
Notes payable and other borrowings, non-current	82,236	85,297
Income taxes payable	10,583	10,269
Operating lease liabilities	14,094	11,536
Other non-current liabilities	8,996	7,647
Total non-current liabilities	115,909	114,749
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,841 shares and 2,807 shares as of August 31, 2025 and May 31, 2025, respectively	39,378	37,107
Accumulated deficit	(14,054)	(15,481)
Accumulated other comprehensive loss	(1,170)	(1,175)
Total Oracle Corporation stockholders’ equity	24,154	20,451
Noncontrolling interests	512	518
Total stockholders’ equity	24,666	20,969
Total liabilities and stockholders’ equity	$180,449	$168,361

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2025 and 2024

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2025	2024
Revenues:
Cloud	$7,186	$5,623
Software	5,721	5,766
Hardware	670	655
Services	1,349	1,263
Total revenues	14,926	13,307
Operating expenses:
Cloud and software(1)	3,607	2,597
Hardware(1)	178	162
Services(1)	1,099	1,147
Sales and marketing(1)	2,063	2,036
Research and development	2,491	2,306
General and administrative	376	358
Amortization of intangible assets	420	624
Acquisition related and other	13	13
Restructuring	402	73
Total operating expenses	10,649	9,316
Operating income	4,277	3,991
Interest expense	(923)	(842)
Non-operating income, net	73	20
Income before income taxes	3,427	3,169
Provision for income taxes	500	240
Net income	$2,927	$2,929
Earnings per share:
Basic	$1.04	$1.06
Diluted	$1.01	$1.03
Weighted average common shares outstanding:
Basic	2,826	2,761
Diluted	2,909	2,851

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2025 and 2024

(Unaudited)

	Three Months Ended August 31,
(in millions)	2025	2024
Net income	$2,927	$2,929
Other comprehensive income, net of tax:
Net foreign currency translation gains	28	220
Net unrealized losses on cash flow hedges	(24)	(116)
Other, net	1	—
Total other comprehensive income, net	5	104
Comprehensive income	$2,932	$3,033

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended August 31, 2025 and 2024

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2025	2024
Common stock and additional paid in capital
Balance, beginning of period	$37,107	$32,764
Common stock issued	1,170	179
Stock-based compensation	1,124	1,007
Repurchases of common stock	(6)	(13)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(17)	(851)
Other, net	—	(3)
Balance, end of period	$39,378	$33,083
Accumulated deficit
Balance, beginning of period	$(15,481)	$(22,628)
Repurchases of common stock	(87)	(137)
Cash dividends declared	(1,413)	(1,103)
Net income	2,927	2,929
Balance, end of period	$(14,054)	$(20,939)
Other stockholders’ equity, net
Balance, beginning of period	$(657)	$(897)
Other comprehensive income, net	5	104
Other, net	(6)	(82)
Balance, end of period	$(658)	$(875)
Total stockholders’ equity	$24,666	$11,269
Cash dividends declared per common share	$0.50	$0.40

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2025 and 2024

(Unaudited)

	Three Months Ended August 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$2,927	$2,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,351	804
Amortization of intangible assets	420	624
Deferred income taxes	515	(151)
Stock-based compensation	1,124	1,007
Other, net	164	130
Changes in operating assets and liabilities:
Increase in trade receivables, net	(245)	(81)
Decrease in prepaid expenses and other assets	59	367
Decrease in accounts payable and other liabilities	(334)	(531)
(Decrease) increase in income taxes payable	(391)	24
Increase in deferred revenues	2,550	2,305
Net cash provided by operating activities	8,140	7,427
Cash flows from investing activities:
Purchases of marketable securities and other investments	(471)	(477)
Proceeds from sales and maturities of marketable securities and other investments	255	15
Capital expenditures	(8,502)	(2,303)
Net cash used for investing activities	(8,718)	(2,765)
Cash flows from financing activities:
Payments for repurchases of common stock	(95)	(150)
Proceeds from issuances of common stock	1,170	179
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(17)	(851)
Payments of dividends to stockholders	(1,413)	(1,103)
Repayments of commercial paper, net	(238)	(396)
Proceeds from issuances of term loan credit agreements	—	5,627
Repayments of senior notes and other borrowings	(1,052)	(7,630)
Other financing activities, net	1,855	(261)
Net cash provided by (used for) financing activities	210	(4,585)
Effect of exchange rate changes on cash and cash equivalents	27	85
Net (decrease) increase in cash and cash equivalents	(341)	162
Cash and cash equivalents at beginning of period	10,786	10,454
Cash and cash equivalents at end of period	$10,445	$10,616
Non-cash investing activities:
Unpaid capital expenditures	$4,010	$1,582

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2025

(Unaudited)

1.
BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending May 31, 2026. We reclassed certain revenues and other related disclosures to conform to the current period’s presentation for all periods presented in our condensed consolidated statements of operations. Such reclassifications did not affect total revenue, income from operations or net income.

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended August 31, 2025.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of August 31, 2025 and May 31, 2025 and our condensed consolidated statements of cash flows for the three months ended August 31, 2025 and 2024 was immaterial.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of August 31, 2025 and May 31, 2025. The revenues recognized during the three months ended August 31, 2025 and 2024 that were included in the opening deferred revenues balances as of May 31, 2025 and 2024 were approximately $4.0 billion and $3.9 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three months ended August 31, 2025 and 2024.

Remaining performance obligations were $455.3 billion as of August 31, 2025, of which we expect to recognize approximately 10% as revenues over the next twelve months, 25% over the subsequent month 13 to month 36, 34% over the subsequent month 37 to month 60 and the remainder thereafter. We have elected the optional exemption to not disclose the variable consideration for contracts in which the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations. Refer to Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for more information about our remaining performance obligations.

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $756 million and $595 million for the three months ended August 31, 2025 and 2024, respectively.

Non-Marketable Investments

As of each of August 31, 2025 and May 31, 2025, our non-marketable debt investments and equity securities and related instruments totaled $2.1 billion, and are included in other non-current assets in the accompanying condensed consolidated balance sheets and are subject to periodic credit losses and impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable debt and equity investments held as of these dates were with Ampere Computing Holdings LLC (Ampere), an equity method investee in which we have an ownership interest of approximately 29% as of August 31, 2025. Our debt investments in Ampere are in the form of convertible debt which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the three months ended August 31, 2025, we invested an aggregate of $90 million in convertible debt instruments issued by Ampere. We follow the equity method of accounting for our investment in Ampere and our share of loss under the equity method of accounting is recorded in the non-operating income, net line item in our condensed consolidated statements of operations. The total carrying value of our investments in Ampere after accounting for losses under the equity method of accounting was $1.7 billion as of August 31, 2025. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $500 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027. On March 19, 2025, SoftBank Group Corp. announced that it had entered into an agreement with Ampere and its equity holders to acquire all of the equity interests of Ampere (the Ampere Acquisition). The transaction is subject to customary closing conditions, including regulatory approvals. When the Ampere Acquisition closes, we will cease to be an investor in Ampere. During the period prior to the closing of the Ampere Acquisition, we will continue to recognize our share of loss in Ampere’s net earnings until the closure of the acquisition.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
(in millions)	2025	2024
Transitional and other employee-related costs	$—	$2
Business combination adjustments, net	5	(5)
Other, net	8	16
Total acquisition related and other expenses	$13	$13

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to marketable and non-marketable investments, including losses attributable to equity method investments (primarily Ampere) and net other income and expenses, including net gains and losses from our investment portfolio related to our deferred compensation plan, for which

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

an equal and offsetting amount was recorded to our operating expenses during the same period, and non-service net periodic pension income and losses.

	Three Months Ended August 31,
(in millions)	2025	2024
Interest income	$103	$133
Foreign currency losses, net	(31)	(50)
Noncontrolling interests in income	(47)	(43)
Losses from marketable and non-marketable investments, net	(52)	(69)
Other income, net	100	49
Total non-operating income, net	$73	$20

Recent Accounting Pronouncements

Income Taxes: In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which enhances the disclosures required for income taxes in our annual consolidated financial statements. ASU 2023-09 is effective for us for our annual reporting for fiscal 2026 on a prospective basis. Both early adoption and retrospective application are permitted. We are currently evaluating the impact of our pending adoption of ASU 2023-09 on our consolidated financial statements.

Income Statement: In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and also issued subsequent guidance clarifying the effective date of the initial guidance (collectively, Subtopic 220-40), which enhances the disclosures required for expense disaggregation in our annual and interim consolidated financial statements. This guidance is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. We are currently evaluating the impact of our pending adoption of Subtopic 220-40 on our consolidated financial statements.

2.
FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurement (ASC 820). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

August 31, 2025

(Unaudited)

•
Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2025			May 31, 2025
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,965	$—	$2,965	$2,220	$—	$2,220
Time deposits and other	86	656	742	59	526	585
Derivative financial instruments	—	30	30	—	54	54
Total assets	$3,051	$686	$3,737	$2,279	$580	$2,859
Liabilities:
Derivative financial instruments	$—	$—	$—	$—	$26	$26

Our cash equivalents and marketable securities investments consist of money market funds, time deposits and marketable equity securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of August 31, 2025 and May 31, 2025, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $89.3 billion and $90.3 billion of senior notes and other long-term borrowings and the related fair value hedges, if any, that we had outstanding as of August 31, 2025 and May 31, 2025, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges, if any, using Level 2 inputs at August 31, 2025 and May 31, 2025 were $81.1 billion and $81.3 billion, respectively.

3.
RESTRUCTURING ACTIVITIES

Fiscal 2026 Oracle Restructuring Plan

During the first quarter of fiscal 2026, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2026 Restructuring Plan). The total estimated restructuring costs associated with the 2026 Restructuring Plan are up to $1.6 billion and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through the end of the plan. We recorded $415 million of restructuring expenses in connection with the 2026 Restructuring Plan during the three months ended August 31, 2025. Any changes to the estimates of executing the 2026 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

Summary of All Plans

	Accrued	Three Months Ended August 31, 2025				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2025(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	August 31, 2025(2)	Accrued to Date	Program Costs
2026 Restructuring Plan(1)
Cloud and software	$—	$119	$—	$(13)	$—	$106	$119	$484
Hardware	—	16	—	(1)	—	15	16	67
Services	—	36	—	(3)	—	33	36	326
Other	—	244	—	(45)	—	199	244	737
Total 2026 Restructuring Plan	$—	$415	$—	$(62)	$—	$353	$415	$1,614
Total other restructuring plans(6)	$212	$—	$(13)	$(55)	$3	$147
Total restructuring plans	$212	$415	$(13)	$(117)	$3	$500

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of August 31, 2025, $427 million and $73 million were recorded in other current liabilities and other non-current liabilities, respectively, within our condensed consolidated balance sheets. As of May 31, 2025, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
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
4.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2025	May 31, 2025
Cloud	$3,944	$2,959
Software	7,062	5,350
Hardware	584	614
Services	508	464
Deferred revenues, current	12,098	9,387
Deferred revenues, non-current (in other non-current liabilities)	1,264	1,346
Total deferred revenues	$13,362	$10,733

Deferred cloud revenues, deferred software revenues and deferred hardware revenues substantially represent customer payments made in advance for cloud or support contracts that are typically billed in advance with corresponding revenues generally being recognized ratably or based upon customer usage over the respective contractual periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

5.
LEASES

We have operating and finance leases that primarily relate to certain of our data centers and facilities.

The components of lease expense were as follows:

	Three Months Ended August 31,
(in millions)	2025	2024
Operating lease cost	$575	$362
Finance lease cost:
Amortization of ROU assets	$59	$—
Interest on lease liabilities	48	—
Total finance lease cost	$107	$—

Supplemental balance sheet information related to leases was as follows:

(in millions)	August 31, 2025	May 31, 2025
Operating leases:
Operating lease ROU assets	$15,979	$13,145
Operating lease liabilities:
Operating lease liabilities, current	$2,196	$1,914
Operating lease liabilities, non-current	14,094	11,536
Total operating lease liabilities	$16,290	$13,450
Finance leases:
Finance lease ROU assets	$3,937	$2,874
Finance lease liabilities:
Finance lease liabilities, current	$337	$257
Finance lease liabilities, non-current	3,680	2,677
Total finance lease liabilities	$4,017	$2,934

Supplemental cash flow information related to leases was as follows:

	Three Months Ended August 31,
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$567	$312
Finance leases	$86	$—

As of August 31, 2025, we had $99.8 billion of additional lease commitments, substantially all for data centers, that are generally expected to commence between the second quarter of fiscal 2026 and fiscal 2028 and for terms of ten to sixteen years that were not reflected on our condensed consolidated balance sheets as of August 31, 2025.

Subsequent to August 31, 2025, we entered into $6.6 billion of additional lease commitments for data centers that are generally expected to commence between fiscal 2027 and fiscal 2028 and for terms of fourteen to fifteen years.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

6.
STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors (the Board) has approved a program for us to repurchase shares of our common stock. As of August 31, 2025, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 0.4 million shares for $93 million during the three months ended August 31, 2025 and 1.1 million shares for $150 million during the three months ended August 31, 2024 under the stock repurchase program.

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

Dividends on Common Stock

In September 2025, the Board declared a quarterly cash dividend of $0.50 per share of our outstanding common stock. The dividend is payable on October 23, 2025 to stockholders of record as of the close of business on October 9, 2025. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of the Board.

Fiscal 2026 Stock‑Based Awards Activity and Compensation Expense

During the first quarter of fiscal 2026, we issued 2 million restricted stock-based units (RSUs) and stock options (SOs) for 1 million shares of common stock, all of which are subject to service-based vesting restrictions. These fiscal 2026 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 11 million shares during the first quarter of fiscal 2026.

The SOs were granted at not less than fair market value, become exercisable generally 25% annually over four years of service, and generally expire ten years from the date of grant. We estimated the fair values of our SOs that were solely subject to service-based vesting requirements using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of SOs. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The RSUs that were granted during the three months ended August 31, 2025 generally vest 25% annually over four years of service and were valued using methodologies of a similar nature as those described in Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2025	2024
Cloud and software	$156	$141
Hardware	7	6
Services	49	43
Sales and marketing	177	162
Research and development	647	569
General and administrative	88	86
Total stock-based compensation	$1,124	$1,007

7.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 14.6% and 7.6% for the three months ended August 31, 2025 and 2024, respectively.

Our net deferred tax assets were $9.8 billion and $10.2 billion as of August 31, 2025 and May 31, 2025, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

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

Pursuant to the U.S. One, Big, Beautiful Bill Act that was signed into law on July 4, 2025, we recorded a net tax expense of $958 million during the first quarter of fiscal 2026, primarily related to the remeasurement of a deferred tax liability previously recorded during fiscal 2021 as part of the partial realignment of our legal entity structure.

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

We have three businesses—cloud and software (formerly referred to as cloud and license), hardware and services—each of which is comprised of a single operating segment. All three of our businesses market and sell our offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a worldwide sales force positioned to offer the combinations that best meet customer needs.

Our cloud and software business engages in the sale, marketing and delivery of our enterprise applications and infrastructure technologies through cloud and on-premise deployment models, including our cloud offerings and our software offerings, which include software license offerings and software support offerings. Cloud revenues are generated from offerings that are typically contracted with customers directly, billed to customers either in advance or in arrears, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Cloud revenues are generated from applications and infrastructure offerings that are typically contracted with customers directly, billed to customers either in advance or in arrears, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Our cloud contracts provide customers with access to the latest technological updates as they become available and for which the customer contracted together with related technical support services over the contractual term. Software revenues represent (1) fees earned from granting customers software licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise information technology (IT) environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract; and (2) software support revenues, which are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Software support contracts provide customers with technical support services and unspecified license upgrades and enhancements during the term of the support period. In each fiscal year, our cloud and software business’ contractual activities, excluding the impact of timing of booking of large contracts, are typically highest in our fourth fiscal quarter, and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

Costs associated with our cloud and software business are largely personnel- and infrastructure-related, including the cost of providing our cloud and software offerings, salaries and commissions earned by our sales force for the sale of our cloud and software offerings and marketing program costs.

Our hardware business provides infrastructure technologies including Oracle Engineered Systems, servers, storage, industry-specific hardware, operating systems, virtualization, management and other hardware-related software to support diverse IT environments. Our hardware business also offers hardware support, which provides customers with software updates for the software components that are essential to the functionality of their hardware products and can also include product repairs, maintenance services and technical support services that are typically delivered and recognized ratably over the contractual term. Costs associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers; the cost of materials used to repair customer products with eligible support contracts; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel-related and include variable compensation earned by our sales force for the sales of our hardware offerings.

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies. Costs associated with our services business consist primarily of personnel-related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended August 31,
(in millions)	2025	2024
Cloud and software:
Revenues	$12,907	$11,389
Cloud and software expenses	3,418	2,422
Sales and marketing expenses	1,798	1,771
Margin(1)	$7,691	$7,196
Hardware:
Revenues	$670	$655
Hardware products and support expenses	169	152
Sales and marketing expenses	54	65
Margin(1)	$447	$438
Services:
Revenues	$1,349	$1,263
Services expenses	1,017	1,066
Margin(1)	$332	$197
Totals:
Revenues	$14,926	$13,307
Expenses	6,456	5,476
Margin(1)	$8,470	$7,831

(1)
The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating income, net. Refer to the table below for a reconciliation of our total margin for operating segments to our income before income taxes as reported per our condensed consolidated statements of operations.

The following table reconciles total margin for operating segments to income before income taxes:

	Three Months Ended August 31,
(in millions)	2025	2024
Total margin for operating segments	$8,470	$7,831
Research and development	(2,491)	(2,306)
General and administrative	(376)	(358)
Amortization of intangible assets	(420)	(624)
Acquisition related and other	(13)	(13)
Restructuring	(402)	(73)
Stock-based compensation for operating segments	(389)	(352)
Expense allocations and other, net	(102)	(114)
Interest expense	(923)	(842)
Non-operating income, net	73	20
Income before income taxes	$3,427	$3,169

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended August 31,
(in millions)	2025	2024
Americas	$9,662	$8,372
EMEA(1)	3,481	3,228
Asia Pacific	1,783	1,707
Total revenues	$14,926	$13,307

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our software revenues by offerings:

	Three Months Ended August 31,
(in millions)	2025	2024
Software license	$766	$870
Software support	4,955	4,896
Total software revenues	$5,721	$5,766

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

The following table presents our cloud revenues by offerings:

	Three Months Ended August 31,
(in millions)	2025	2024
Cloud applications	$3,839	$3,469
Cloud infrastructure	3,347	2,154
Total cloud revenues	$7,186	$5,623

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

	Three Months Ended August 31,
(in millions, except per share data)	2025	2024
Net income	$2,927	$2,929
Weighted-average common shares outstanding	2,826	2,761
Dilutive effect of employee stock plans	83	90
Dilutive weighted-average common shares outstanding	2,909	2,851
Basic earnings per share	$1.04	$1.06
Diluted earnings per share	$1.01	$1.03
Anti-dilutive stock awards excluded from calculation(1)	2	24

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2025

(Unaudited)

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

Oracle filed its statement of appeal with the Dutch Supreme Court on December 20, 2024, and TPC appeared in the proceedings on January 31, 2025. The filing of the Supreme Court appeal effectively suspended proceedings before the District Court pursuant to applicable procedural rules. TPC filed its statement of defense in response to our Supreme Court appeal and a counter appeal on February 27, 2025. Oracle filed its statement of defense to the counter appeal on March 28, 2025. TPC and Oracle filed their written submissions setting out their detailed arguments on July 18, 2025. The parties filed their respective further written replies and rejoinders on August 28, 2025. The matter is scheduled to be heard on September 26, 2025, when a date will be set for the issuance of the opinion of the Advocate-General to the Dutch Supreme Court.

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

We have three businesses: cloud and software (formerly referred to as cloud and license); hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which are our Chief Executive Officer and Chief Technology Officer, view our operating results and allocate resources.

Cloud and Software Business

Our cloud and software business, which represented 86% of our total revenues on a trailing four-quarter basis, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and software offerings. Revenue streams included in our cloud and software business are:

•
Cloud revenues, which are earned by providing customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, deploys, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. Oracle Cloud Applications and Oracle Cloud Infrastructure (collectively Oracle Cloud Services) arrangements generally: are billed in advance of the cloud services being delivered; have durations of one to four years; are renewed at the customer’s option; and are recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time; and
•
Software revenues, which include:
o
software license revenues, which are earned by providing the licensing of our software products including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, which our customers deploy within cloud-based, on-premise or other IT environments. Our software license transactions are generally perpetual in nature and are generally recognized as revenues up front at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct software licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large software license transactions can substantially affect our quarterly software license revenues due to the point-in-time nature of revenue recognition for software license transactions, which is different than the typical revenue recognition pattern for our cloud and software support revenues in which revenues are recognized over time. Software license customers have the option to purchase and renew software support contracts, as further described below; and
o
software support revenues, which are earned by providing Oracle software support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications and infrastructure software licenses for use in cloud, on-premise and other IT environments. Substantially all software support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current software support customers are entitled to receive. Software support contracts are generally: priced as a percentage of the net fees paid by the customer to purchase a software license; billed in advance of the support services being performed; renewed at the customer’s option; and recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year.

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related software support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud revenues relative to our total revenues has increased and we expect this trend to continue. Cloud revenues represented 48% and 42% of our total revenues for the three-month periods ended August 31, 2025 and 2024, respectively.

Our cloud and software business’ revenue growth is affected by many factors, including the strength of general economic and business conditions, including the effects of inflation, tariffs and trade policy, geopolitical conditions and other macroeconomic factors on customer demand; governmental budgetary constraints; the strategy for and competitive position of our offerings; customer satisfaction with our offerings; the continued renewal of our cloud and software support customer contracts by the customer contract base; substantially all customers continuing to purchase software support contracts in connection with their license purchases; the pricing of software support contracts sold in connection with the sales of licenses; the pricing, amounts and volumes of licenses and cloud services sold; our ability to manage Oracle Cloud capacity requirements to meet existing and prospective customer demand; and foreign currency rate fluctuations.

On a constant currency basis, we expect that our total cloud and software revenues generally will continue to increase due to:

•
expected growth in our cloud offerings; and
•
continued demand for our software offerings.

We believe these factors should contribute to future growth in our cloud and software business’ total revenues, which should enable us to continue to make investments in research and development and our cloud operations to develop, improve, increase the capacity of and expand the geographic footprint of our cloud and software products and services.

Our cloud and software business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud and software business’ revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud and software business’ revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud and software support contracts to the customer contract base, which we generally recognize as revenues ratably or based upon customer usage over the respective contractual terms and the renewal of existing customers’ cloud and software support contracts over the course of each fiscal year, which we generally recognize as revenues in a similar manner; and the historical upward trend of our software license revenues, which we generally recognize at a point in time upon delivery; in each case over those four fiscal quarterly periods. Our margin for this business may be adversely impacted due to increases in supply chain and energy costs, the impact of tariffs and trade policy and other factors.

Hardware Business

Our hardware business, which represented 5% of our total revenues on a trailing four-quarter basis, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. We expect to continue to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual terms.

We generally expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs.

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

Services Business

Our services business, which represented 9% of our total revenues on a trailing four-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and advanced customer services. Our services business has lower margins than our cloud and software and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and software and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

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

Investment in Ampere Computing Holdings LLC

From time to time since 2017, we have made investments in Ampere Computing Holdings LLC (Ampere), an equity method investee, in the form of equity and convertible debt instruments. The total carrying value of our investments in Ampere, after accounting for losses under the equity method of accounting, was $1.7 billion as of August 31, 2025.

Our equity investments in Ampere represent an ownership interest of approximately 29% as of August 31, 2025. We also own convertible debt investments in Ampere which, under the terms of an agreement with Ampere and other co-investors, will mature in June 2026 and are convertible into equity securities at the holder’s option under certain circumstances. During the three months ended August 31, 2025, we invested an aggregate of $90 million in convertible debt instruments issued by Ampere. In accordance with the terms of an agreement with other co-investors, we are also a counterparty to certain put (exercisable by a co-investor) and call (exercisable by Oracle) options at prices of approximately $500 million to $1.5 billion, respectively, to acquire additional equity interests in Ampere from our co-investors through January 2027.

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

During the first quarter of fiscal 2026, there were no significant changes to our critical accounting estimates. Refer to “Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for a more complete discussion of our critical accounting estimates.

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

In addition, we discuss below the results of each of our three businesses—cloud and software, hardware and services—which are our operating segments as defined pursuant to ASC 280, Segment Reporting. The financial reporting for our three businesses that is presented below is presented in a manner that is consistent with that used by our CODMs. Our operating segment presentation below reflects revenues, direct costs and sales and marketing expenses that correspond to and are directly attributable to each of our three businesses. We also utilize these inputs to calculate and present a segment margin for each of our three businesses in the discussion below.

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

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2025, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2025 and 2024, our financial statements would reflect reported revenues of $1.16 million in the first quarter of fiscal 2026 (using 1.16 as the applicable average exchange rate for the period) and $1.11 million in the first quarter of fiscal 2025 (using 1.11 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first quarters of fiscal 2026 and 2025 using the May 31, 2025 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Total Revenues by Geography:
Americas	$9,662	15%	15%	$8,372
EMEA(1)	3,481	8%	3%	3,228
Asia Pacific	1,783	4%	4%	1,707
Total revenues	14,926	12%	11%	13,307
Total Operating Expenses	10,649	14%	14%	9,316
Total Operating Margin	$4,277	7%	4%	$3,991
Total Operating Margin %	29%			30%
% Revenues by Geography:
Americas	65%			63%
EMEA	23%			24%
Asia Pacific	12%			13%
Total Revenues by Business:
Cloud and software	$12,907	13%	12%	$11,389
Hardware	670	2%	1%	655
Services	1,349	7%	5%	1,263
Total revenues	$14,926	12%	11%	$13,307
% Revenues by Business:
Cloud and software	86%			86%
Hardware	5%			5%
Services	9%			9%

(1)
Comprised of Europe, the Middle East and Africa

Total revenues increased by $1.6 billion in reported currency in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, due to a $1.5 billion increase in cloud and software revenues, an $86 million increase in services revenues and a $15 million increase in hardware revenues, in each case during the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025. The increase in our cloud and software business revenues was primarily due to growth in our cloud revenues as customers purchased our applications and infrastructure technologies and also renewed their related cloud contracts. In constant currency, cloud applications and cloud infrastructure contributed 23% and 77%, respectively, of the growth in cloud revenues in the first quarter of fiscal 2026. In our hardware business, the increase in revenues in the first quarter of fiscal 2026 was primarily due to growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings. In our services business, the increase in revenues in the first quarter of fiscal 2026 was attributable to an increase in revenues in each of our primary services offerings. The Americas, the EMEA and the Asia Pacific regions contributed 89%, 6% and 5%, respectively, to the constant currency total revenue growth during the first quarter of fiscal 2026.

Total GAAP operating expenses increased by $1.3 billion in reported currency in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025. The increase in GAAP operating expenses in reported currency during the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, was primarily due to a $1.0 billion increase in cloud and software expenses primarily due to higher infrastructure expenses and higher employee-related expenses, including higher expenses relating to stock-based compensation, that were incurred to support the growth in our cloud revenues; a $329 million increase in restructuring expenses; a $185 million increase in research and development expenses, primarily due to higher employee-related expenses, including higher stock-based compensation expenses; a $27 million increase in sales and marketing expenses; an $18 million increase in general and administrative expenses; and a $16 million increase in hardware expenses. These increases in GAAP operating expenses in reported currency during the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, were partially offset by a $204 million decrease in expenses for the amortization of intangible assets as certain of our assets were fully amortized; and a $48 million decrease in services expenses primarily due to a decrease in bad debt expenses.

Our total operating margin increased in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, due to higher revenues. Total margin as a percentage of revenues decreased in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, due to higher expenses.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expenses, including stock-based compensation, that affected our GAAP net income:

	Three Months Ended August 31,
(in millions)	2025	2024
Amortization of intangible assets(1)	$420	$624
Acquisition related and other(2)	13	13
Restructuring(3)	402	73
Stock-based compensation, operating segments(4)	389	352
Stock-based compensation, R&D and G&A(4)	735	655
Income tax effects(5)	(603)	(682)
	$1,356	$1,035

(1)
Represents the amortization of intangible assets, all of which were acquired in connection with our acquisitions. As of August 31, 2025, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2026	$1,219
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Fiscal 2030	522
Fiscal 2031	332
Thereafter	226
Total intangible assets, net	$4,167

(2)
Acquisition related and other expenses consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.
(3)
Restructuring expenses in the first quarter of fiscal 2026 primarily related to employee severance in connection with the Fiscal 2026 Oracle Restructuring Plan (2026 Restructuring Plan). Restructuring expenses in the first quarter of fiscal 2025 primarily related to employee severance in connection with the Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.
(4)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2025	2024
Cloud and software	$156	$141
Hardware	7	6
Services	49	43
Sales and marketing	177	162
Stock-based compensation, operating segments	389	352
Research and development	647	569
General and administrative	88	86
Total stock-based compensation	$1,124	$1,007

(5)
For the first quarter of fiscal 2026, the applicable jurisdictional tax rate applied to our income before income taxes (after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring and certain acquisition related and other items, and after excluding the impact of the U.S. One, Big, Beautiful Bill Act related to the remeasurement of a deferred tax liability and the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure), resulted in an effective tax rate of 20.5%, instead of 14.6%. This represented our effective tax rate as derived per our condensed consolidated statements of operations. For the first quarter of fiscal 2025, the applicable jurisdictional tax rate applied to our income before income taxes (after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure), resulted in an effective tax rate of 18.9%, instead of 7.6%, which represented our effective tax rate as derived per our condensed consolidated statements of operations.

Cloud and Software Business

Our cloud and software business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle Cloud offerings; and software offerings, which include Oracle software license offerings and Oracle software support offerings. Our cloud offerings deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, deploy, host, manage and support. Revenues for our cloud offerings are generally recognized ratably over the contractual term, which is generally one to four years, or in the case of usage model contracts, as the cloud offerings are consumed. Software license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. Software support revenues are typically generated through the sale of applications and infrastructure software support contracts related to software licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and software business are included in cloud and software expenses and sales and marketing expenses. These costs are largely personnel- and infrastructure-related and include the cost of providing our cloud and software support offerings, salaries and commissions earned by our sales force for the sale of our cloud and software offerings and marketing program costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Cloud and Software Revenues:
Americas	$8,502	16%	16%	$7,317
EMEA	2,942	9%	4%	2,687
Asia Pacific	1,463	6%	5%	1,385
Total revenues	12,907	13%	12%	11,389
Expenses:
Cloud and software(1)	3,418	41%	41%	2,422
Sales and marketing(1)	1,798	1%	0%	1,771
Total expenses(1)	5,216	24%	24%	4,193
Total Margin	$7,691	7%	5%	$7,196
Total Margin %	60%			63%
% Revenues by Geography:
Americas	66%			64%
EMEA	23%			24%
Asia Pacific	11%			12%
Revenues by Offerings:
Cloud applications	$3,839	11%	10%	$3,469
Cloud infrastructure	3,347	55%	54%	2,154
Software license	766	-12%	-13%	870
Software support	4,955	1%	-1%	4,896
Total revenues	$12,907	13%	12%	$11,389

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our cloud and software business’ total revenues increased by $1.5 billion in reported currency in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025 primarily due to an increase in cloud revenues as customers purchased our applications and infrastructure technologies and renewed their related cloud contracts. In constant currency, cloud applications and cloud infrastructure contributed 23% and 77%, respectively, of the growth in cloud revenues in the first quarter of fiscal 2026. The Americas, the EMEA and the Asia Pacific regions contributed 86%, 9% and 5%, respectively, to the constant currency revenue growth for this business during the first quarter of fiscal 2026.

Our cloud and software business’ total expenses increased by $1.0 billion in reported currency in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025. Excluding the unfavorable effects of currency rate fluctuations of less than 1% in the first quarter of fiscal 2026, the constant currency increase in expenses in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025 was primarily due to a $929 million increase in infrastructure expenses and a $41 million increase in employee-related expenses. Our cloud and software expenses have grown in recent periods, and we expect this trend to continue during fiscal 2026 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and software business’ total margin increased in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, due to increases in total revenues for this business. Total margin as a percentage of revenues in constant currency decreased in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, due to an increase in total expenses for this business.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Hardware Revenues:
Americas	$315	9%	9%	$288
EMEA	202	-5%	-9%	214
Asia Pacific	153	0%	-1%	153
Total revenues	670	2%	1%	655
Expenses:
Hardware products and support(1)	169	11%	9%	152
Sales and marketing(1)	54	-17%	-19%	65
Total expenses(1)	223	3%	1%	217
Total Margin	$447	2%	1%	$438
Total Margin %	67%			67%
% Revenues by Geography:
Americas	47%			44%
EMEA	30%			33%
Asia Pacific	23%			23%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total hardware revenues increased by $15 million in reported currency in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025. Excluding the favorable impact of currency rate fluctuations of 1% in the first quarter of fiscal 2026, the increase in hardware revenues was primarily due to growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings. The constant currency increase in hardware revenues in the Americas region was partially offset by a constant currency decrease in hardware revenues in the EMEA and the Asia Pacific regions in the first quarter of fiscal 2026.

Total hardware expenses increased by $6 million in reported currency in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025. Excluding the unfavorable currency rate fluctuations effect of 2% in the first quarter of fiscal 2026, the constant currency increase in hardware expenses in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025 was due to a $14 million increase in hardware product and support costs, partially offset by a $12 million decrease in sales and marketing expenses.

In constant currency, our hardware business’ total margin increased in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, due to higher total revenues for this business. In constant currency, total margin as a percentage of revenues remained flat in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Services Revenues:
Americas	$845	10%	10%	$767
EMEA	337	3%	-2%	327
Asia Pacific	167	-1%	-1%	169
Total revenues	1,349	7%	5%	1,263
Total Expenses(1)	1,017	-5%	-5%	1,066
Total Margin	$332	67%	64%	$197
Total Margin %	25%			16%
% Revenues by Geography:
Americas	63%			61%
EMEA	25%			26%
Asia Pacific	12%			13%

(1)
Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total services revenues increased by $86 million in reported currency in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025 due to an increase in revenues in each of our primary services offerings. The constant currency increase in services revenues in the Americas region was partially offset by a constant currency decrease in services revenues in the EMEA and the Asia Pacific regions in the first quarter of fiscal 2026.

Total services expenses decreased by $49 million in reported currency in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025. Excluding the unfavorable effects of currency rate fluctuations of less than 1% in the first quarter of fiscal 2026, the constant currency decrease in services expenses in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025 was primarily due to a $55 million decrease in bad debt expenses.

In constant currency, our services business’ total margin and total margin as a percentage of revenues increased in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, due to higher total revenues and lower total expenses for this business.

Research and Development Expenses: Research and development expenses consist primarily of personnel-related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Research and development(1)	$1,844	6%	6%	$1,737
Stock-based compensation	647	14%	14%	569
Total expenses	$2,491	8%	8%	$2,306
% of Total Revenues	17%			17%

(1)
Excluding stock-based compensation

Total research and development expenses increased by $185 million in reported currency in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025. Excluding the favorable effects of currency rate fluctuations of less than 1% in the first quarter of fiscal 2026, the increase in research and development expenses was primarily due to a $137 million increase in employee-related expenses, including higher stock-based compensation expenses, and a $38 million increase in computer equipment expenses.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel-related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
General and administrative(1)	$288	6%	5%	$272
Stock-based compensation	88	3%	3%	86
Total expenses	$376	5%	4%	$358
% of Total Revenues	2%			3%

(1)
Excluding stock-based compensation

Total general and administrative expenses increased by $18 million in reported currency in the first quarter of fiscal 2026 relative to the first quarter of fiscal 2025. Excluding the unfavorable effects of currency rate fluctuations of 1% in the first quarter of fiscal 2026, the increase in general and administrative expenses was primarily due to an increase in event sponsorship expenses.

Amortization of Intangible Assets: Substantially all our intangible assets were acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances. Refer to Note 5 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for additional information regarding our intangible assets and related amortization.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Cloud and software agreements and related relationships	$149	-54%	-54%	$326
Developed technology	154	-7%	-7%	165
Other	117	-12%	-12%	133
Total amortization of intangible assets	$420	-33%	-33%	$624

Amortization of intangible assets decreased by $204 million in reported currency in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Transitional and other employee-related costs	$—	-100%	-100%	$2
Business combination adjustments, net	5	*	*	(5)
Other, net	8	-46%	-47%	16
Total acquisition related and other expenses	$13	10%	8%	$13

*	Not meaningful

Acquisition related and other expenses remained flat in reported currency in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025.

Restructuring Expenses: Restructuring expenses resulted from the execution of management-approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies and/or other strategic initiatives. Restructuring expenses consist of employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Restructuring expenses	$402	448%	439%	$73

Restructuring expenses in the first quarter of fiscal 2026 primarily related to the 2026 Restructuring Plan. Restructuring expenses in the first quarter of fiscal 2025 primarily related to the 2024 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2026 Restructuring Plan and the 2024 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

The majority of the initiatives undertaken by the 2026 Restructuring Plan were effected to implement our continued emphasis in developing, marketing, selling and delivering our cloud-based offerings. Certain of the cost savings realized pursuant to the 2026 Restructuring Plan initiatives were offset by investments in resources and geographies that we believe better address the development, marketing, sale and delivery of our cloud-based offerings, including investments in the development and delivery of our second-generation cloud infrastructure.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Interest expense	$923	10%	10%	$842

Interest expense increased in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, primarily due to higher average borrowings resulting from our issuance of $14.0 billion of senior notes in fiscal 2025, partially offset by lower interest expense due to scheduled repayments of debt made during the first quarter of fiscal 2026 and full year of fiscal 2025.

Non-Operating Income, net: Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses related to marketable and non-marketable investments, including losses attributable to equity method investments (primarily Ampere) and net other income and expenses, including net gains and losses from our investment portfolio related to our deferred compensation plan, for which an equal and offsetting amount was recorded to our operating expenses during the same period, and non-service net periodic pension income and losses.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Interest income	$103	-23%	-23%	$133
Foreign currency losses, net	(31)	-38%	-42%	(50)
Noncontrolling interests in income	(47)	9%	9%	(43)
Losses from marketable and non-marketable investments, net	(52)	-24%	-24%	(69)
Other income, net	100	102%	102%	49
Total non-operating income, net	$73	250%	286%	$20

Our non-operating income, net increased by $53 million in reported currency in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, primarily due to a $43 million increase in gains from our investment portfolio related to our deferred compensation plan included in other income, net, a $19 million decrease in foreign currency losses and a $17 million decrease in losses from marketable and non-marketable investments, partially offset by a $30 million decrease in interest income.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2025	Actual	Constant	2024
Provision for income taxes	$500	108%	101%	$240
Effective tax rate	14.6%			7.6%

Provision for income taxes increased in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, primarily related to an unfavorable impact from the enactment of the U.S. One, Big, Beautiful Bill Act, which was signed into law on July 4, 2025, that required a remeasurement of a deferred tax liability previously recorded during fiscal 2021 as part of the partial realignment of our legal entity structure of $958 million and the absence of unrecognized tax benefits due to settlements with tax authorities and other events of $99 million, partially offset by an increase in tax benefits related to stock-based compensation of $853 million.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2025	Change	May 31, 2025
Working capital	$(15,240)	89%	$(8,064)
Cash, cash equivalents and marketable securities	$11,005	-2%	$11,203

Working capital: The decrease in working capital as of August 31, 2025 in comparison to May 31, 2025 was primarily due to $8.5 billion of cash used for capital expenditures; $3.1 billion of long-term borrowings that were reclassified to current liabilities; $1.4 billion of cash used to pay dividends to our stockholders; $97 million of cash used for purchases of non-current investments; and $95 million of cash used for repurchases of our common stock, partially offset by favorable impacts from net income; and $1.2 billion of net cash proceeds from our employee stock programs, in each case during the first quarter of fiscal 2026. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist primarily of time deposits with original maturities at the time of purchase greater than 90 days. The decrease in cash, cash equivalents and marketable securities as of August 31, 2025 in comparison to May 31, 2025 was primarily due to $8.5 billion of cash used for capital expenditures; $1.4 billion of cash used to pay dividends to our stockholders; $1.1 billion of cash used for scheduled repayments of debt; $238 million of cash used for repayment of commercial paper notes, net of issuances; $97 million of cash used for purchases of investments; and $95 million of cash used for repurchases of our common stock, partially offset by $8.1 billion of cash inflows from our operations; $1.9 billion of cash inflows from other financing activities, net; and $1.2 billion of net cash provided by our employee stock programs, in each case during the first quarter of fiscal 2026. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Three Months Ended August 31,
(Dollars in millions)	2025	Change	2024
Net cash provided by operating activities	$8,140	10%	$7,427
Net cash used for investing activities	$(8,718)	215%	$(2,765)
Net cash provided by (used for) financing activities	$210	*	$(4,585)

*	Not meaningful

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their cloud and software support agreements. Customers for these agreements are generally billed in advance of services being provided. Over the course of a fiscal year, we also generate cash from the sales of software licenses, hardware offerings and other services. Our primary uses of cash from operating activities are typically for employee-related expenditures, material and manufacturing costs related to the production of our hardware products, taxes, interest payments and leased facilities.

Net cash provided by operating activities increased by $713 million in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, primarily due to higher net income adjusted for certain non-cash charges, partially offset by lower cash favorable working capital changes, net.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our investments in capital assets primarily to support the growth in our cloud and software business and acquisitions, purchases, maturities and sales of our investments in marketable securities and other instruments.

Net cash used for investing activities increased by $6.0 billion in the first quarter of fiscal 2026, relative to the first quarter of fiscal 2025, primarily due to the increase in capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities was $210 million in the first quarter of fiscal 2026 relative to the net cash used for financing activities of $4.6 billion in the first quarter of fiscal 2025. The increase in net cash provided by financing activities was primarily due to higher net cash provided by other financing activities of $2.1 billion; higher net cash proceeds from our employee stock programs of $1.8 billion; lower scheduled repayments of debt of $948 million; and lower repayments of commercial paper, net of issuances, of $158 million. These increases were partially offset by higher dividend payments of $310 million. Further, during the first quarter of fiscal 2025, we refinanced our term loan credit agreement that we entered into in fiscal 2023, which resulted in no net impact on financing cash flows for the period reported.

Free cash flow: To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing four-quarter basis to analyze cash flows generated from our operations. We believe that free cash flow is also useful as one of the bases for comparing our performance with that of our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flow as follows:

	Trailing Four-Quarters Ended August 31,
(Dollars in millions)	2025	Change	2024
Net cash provided by operating activities	$21,534	13%	$19,126
Capital expenditures	(27,414)	249%	(7,855)
Free cash flow	$(5,880)	*	$11,271
Net income	$12,441		$10,976
Net cash provided by operating activities as a percent of net income	173%		174%
Free cash flow as percent of net income	-47%		103%

*	Not meaningful

Contractual Obligations: During the first quarter of fiscal 2026, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, other than an increase in our lease commitments as of August 31, 2025, substantially all for data centers. Additionally, subsequent to August 31, 2025, we entered into lease commitments for data centers. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for more information about our lease commitments.

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

Remaining Performance Obligations from Contracts with Customers

Remaining performance obligations were $455.3 billion and $99.1 billion as of August 31, 2025 and 2024, respectively. The increase in remaining performance obligations as of August 31, 2025 in comparison to August 31, 2024 was primarily attributable to certain significant cloud contracts that were entered into during the period. For more information about our remaining performance obligations, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2022 has been an annualized rate of 1.6% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options as of August 31, 2025, which generally have a ten-year exercise period, substantially all have exercise prices lower than the market price of our common stock on such date. In recent years, our stock repurchase program has partially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of August 31, 2025, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 4.0%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2026. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for a more complete discussion of the market risks we encounter.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2025, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2025—June 30, 2025	0.2	$193.51	0.2	$6,314.7
July 1, 2025—July 31, 2025	0.2	$236.48	0.2	$6,269.5
August 1, 2025—August 31, 2025	—	$—	—	$6,269.5
Total	0.4	$212.30	0.4

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of Oracle stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended August 31, 2025, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K under Exchange Act):

•
Stuart Levey, our Executive Vice President, Chief Legal Officer, adopted a new trading plan on July 10, 2025. Mr. Levey’s plan is scheduled to terminate on April 10, 2026, subject to early termination for certain specified events set forth in the plan. The trading plan is intended to permit Mr. Levey to sell up to 13,615 vested shares and up to 25% of restricted stock units scheduled to vest on future dates (approximately 11,805 gross shares) net of taxes, subject to certain limit prices set forth in the plan.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Oracle’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangement will be disclosed publicly in future Section 16 filings with the SEC.

Item 6. Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

10.17*‡	Form of Stock Option Agreement under the Amended and Restated 2020 Equity Incentive Plan for U.S. Employees

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive and Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of August 31, 2025 and May 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, formatted in Inline XBRL and included in Exhibit 101

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 10, 2025	By:	/s/ Safra A. Catz
Safra A. Catz Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 10, 2025	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)