Form 10-Q
period 2025-11-30
ORACLE CORP
filed 2025-12-11
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

The number of shares of registrant’s common stock outstanding as of December 5, 2025 was: 2,873,130,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2025 and May 31, 2025

(Unaudited)

(in millions, except per share data)	November 30, 2025	May 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$19,241	$10,786
Marketable securities	525	417
Trade receivables, net of allowances for credit losses of $539 and $557 as of November 30, 2025 and May 31, 2025, respectively	9,440	8,558
Prepaid expenses and other current assets	5,160	4,818
Total current assets	34,366	24,579
Non-current assets:
Property, plant and equipment, net	67,875	43,522
Intangible assets, net	3,760	4,587
Goodwill	62,207	62,207
Deferred tax assets	11,531	11,877
Other non-current assets	25,245	21,589
Total non-current assets	170,618	143,782
Total assets	$204,984	$168,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$8,091	$7,271
Accounts payable	10,140	5,113
Accrued compensation and related benefits	1,947	2,243
Deferred revenues	9,940	9,387
Other current liabilities	7,677	8,629
Total current liabilities	37,795	32,643
Non-current liabilities:
Notes payable and other borrowings, non-current	99,984	85,297
Income taxes payable	10,885	10,269
Operating lease liabilities	16,311	11,536
Other non-current liabilities	9,552	7,647
Total non-current liabilities	136,732	114,749
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,873 shares and 2,807 shares as of November 30, 2025 and May 31, 2025, respectively	40,577	37,107
Accumulated deficit	(9,355)	(15,481)
Accumulated other comprehensive loss	(1,271)	(1,175)
Total Oracle Corporation stockholders’ equity	29,951	20,451
Noncontrolling interests	506	518
Total stockholders’ equity	30,457	20,969
Total liabilities and stockholders’ equity	$204,984	$168,361

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2025 and 2024

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues:
Cloud	$7,977	$5,937	$15,162	$11,559
Software	5,877	6,064	11,598	11,830
Hardware	776	728	1,446	1,383
Services	1,428	1,330	2,777	2,594
Total revenues	16,058	14,059	30,983	27,366
Operating expenses:
Cloud and software(1)	3,990	2,746	7,597	5,344
Hardware(1)	215	172	393	333
Services(1)	1,169	1,167	2,268	2,314
Sales and marketing(1)	2,149	2,190	4,211	4,226
Research and development	2,561	2,471	5,051	4,777
General and administrative	409	387	786	745
Amortization of intangible assets	407	591	826	1,215
Acquisition related and other	21	31	35	44
Restructuring	406	84	808	157
Total operating expenses	11,327	9,839	21,975	19,155
Operating income	4,731	4,220	9,008	8,211
Interest expense	(1,057)	(866)	(1,980)	(1,708)
Non-operating income, net	2,668	36	2,741	57
Income before income taxes	6,342	3,390	9,769	6,560
Provision for income taxes	207	239	707	480
Net income	$6,135	$3,151	$9,062	$6,080
Earnings per share:
Basic	$2.14	$1.13	$3.19	$2.19
Diluted	$2.10	$1.10	$3.11	$2.13
Weighted average common shares outstanding:
Basic	2,864	2,790	2,845	2,775
Diluted	2,922	2,869	2,916	2,860

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2025 and 2024

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Net income	$6,135	$3,151	$9,062	$6,080
Other comprehensive loss, net of tax:
Net foreign currency translation (losses) gains	(90)	(217)	(62)	3
Net unrealized (losses) gains on cash flow hedges	(9)	28	(33)	(88)
Other, net	(2)	(2)	(1)	(2)
Total other comprehensive loss, net	(101)	(191)	(96)	(87)
Comprehensive income	$6,034	$2,960	$8,966	$5,993

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended November 30, 2025 and 2024

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2025	2024	2025	2024
Common stock and additional paid in capital
Balance, beginning of period	$39,378	$33,083	$37,107	$32,764
Common stock issued	138	128	1,308	307
Stock-based compensation	1,156	1,170	2,280	2,176
Repurchases of common stock	—	(11)	(6)	(24)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(92)	(47)	(109)	(898)
Other, net	(3)	(13)	(3)	(15)
Balance, end of period	$40,577	$34,310	$40,577	$34,310
Accumulated deficit
Balance, beginning of period	$(14,054)	$(20,939)	$(15,481)	$(22,628)
Repurchases of common stock	—	(139)	(87)	(276)
Cash dividends declared	(1,436)	(1,118)	(2,848)	(2,221)
Net income	6,135	3,151	9,062	6,080
Other, net	—	—	(1)	—
Balance, end of period	$(9,355)	$(19,045)	$(9,355)	$(19,045)
Other stockholders’ equity, net
Balance, beginning of period	$(658)	$(875)	$(657)	$(897)
Other comprehensive loss, net	(101)	(191)	(96)	(87)
Other, net	(6)	37	(12)	(45)
Balance, end of period	$(765)	$(1,029)	$(765)	$(1,029)
Total stockholders’ equity	$30,457	$14,236	$30,457	$14,236
Cash dividends declared per common share	$0.50	$0.40	$1.00	$0.80

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2025 and 2024

(Unaudited)

	Six Months Ended November 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$9,062	$6,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,055	1,712
Amortization of intangible assets	826	1,215
Deferred income taxes	332	(601)
Stock-based compensation	2,280	2,176
Gains from investments and other, net	(2,227)	298
Changes in operating assets and liabilities:
Increase in trade receivables, net	(900)	(451)
Decrease in prepaid expenses and other assets	1,285	676
Decrease in accounts payable and other liabilities	(1,366)	(1,143)
Decrease in income taxes payable	(2,608)	(1,685)
Increase in deferred revenues	467	454
Net cash provided by operating activities	10,206	8,731
Cash flows from investing activities:
Purchases of marketable securities and other investments	(634)	(636)
Proceeds from sales and maturities of marketable securities and other investments	4,737	356
Capital expenditures	(20,535)	(6,273)
Net cash used for investing activities	(16,432)	(6,553)
Cash flows from financing activities:
Payments for repurchases of common stock	(95)	(300)
Proceeds from issuances of common stock	1,308	307
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(109)	(898)
Payments of dividends to stockholders	(2,848)	(2,221)
Proceeds from (repayments of) commercial paper and other short-term financing, net	886	(396)
Proceeds from issuances of senior notes and term loan credit agreements, net of issuance costs	17,880	11,837
Repayments of senior notes, term loan credit agreements and other borrowings	(2,122)	(9,700)
Other financing activities, net	(203)	(276)
Net cash provided by (used for) financing activities	14,697	(1,647)
Effect of exchange rate changes on cash and cash equivalents	(16)	(44)
Net increase in cash and cash equivalents	8,455	487
Cash and cash equivalents at beginning of period	10,786	10,454
Cash and cash equivalents at end of period	$19,241	$10,941
Non-cash investing activities:
Unpaid capital expenditures	$6,849	$2,086

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2025

(Unaudited)

1.
BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

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

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the six months ended November 30, 2025.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of November 30, 2025 and May 31, 2025 and our condensed consolidated statements of cash flows for the six months ended November 30, 2025 and 2024 was immaterial.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of November 30, 2025 and May 31, 2025. The revenues recognized during the six months ended November 30, 2025 and 2024 that were included in the opening deferred revenues balances as of May 31, 2025 and 2024 were approximately $7.0 billion and $6.9 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and six months ended November 30, 2025 and 2024, respectively.

Remaining performance obligations were $523.3 billion as of November 30, 2025, of which we expect to recognize approximately 10% as revenues over the next twelve months, 30% over the subsequent month 13 to month 36, 35% over the subsequent month 37 to month 60 and the remainder thereafter. We have elected the optional exemption to not disclose the variable consideration for contracts in which the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations. Refer to Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for more information about our remaining performance obligations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $307 million and $1.1 billion for the three and six months ended November 30, 2025, respectively, and $266 million and $861 million for the three and six months ended November 30, 2024, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $416 million and $2.1 billion as of November 30, 2025 and May 31, 2025, respectively, and are included in other non-current assets in the accompanying condensed consolidated balance sheets and are subject to periodic credit losses and impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable debt and equity investments we held as of May 31, 2025 were with Ampere Computing Holdings LLC (Ampere), an equity method investee. On March 19, 2025, SoftBank Group Corp. announced that it entered into an agreement with Ampere and its equity holders to acquire all of the equity interests of Ampere (the Ampere Acquisition). On November 25, 2025, the Ampere Acquisition was consummated and we received cash proceeds of $4.3 billion in exchange for our equity, debt and call option interests in Ampere. We recorded $2.7 billion of realized gain, which is included in the non-operating income, net line item in our condensed consolidated statements of operations for the three and six months ended November 30, 2025. We have no remaining investment in Ampere as of November 30, 2025.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Transitional and other employee-related costs	$1	$1	$1	$3
Business combination adjustments, net	—	(1)	5	(5)
Other, net	20	31	29	46
Total acquisition related and other expenses	$21	$31	$35	$44

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net gains and losses related to marketable and non-marketable investments, including net gains and losses attributable to equity method investments (primarily Ampere) and net other income and expenses, including net gains and losses from our investment portfolio related to our deferred compensation plan, for which an equal and offsetting amount was recorded to our operating expenses during the same period, and non-service net periodic pension income and losses.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Interest income	$192	$149	$295	$283
Foreign currency losses, net	(28)	(9)	(59)	(59)
Noncontrolling interests in income	(46)	(47)	(93)	(90)
Gains (losses) from marketable and non-marketable investments, net	2,493	(108)	2,441	(177)
Other income, net	57	51	157	100
Total non-operating income, net	$2,668	$36	$2,741	$57

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

Software Development Costs: In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which clarifies and modernizes the accounting for internal-use software. ASU 2025-06 is effective for us in the first quarter of fiscal 2029, with early adoption permitted. The standard permits application of the guidance using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact of our pending adoption of ASU 2025-06 on our consolidated financial statements.

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

November 30, 2025

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2025			May 31, 2025
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$11,834	$—	$11,834	$2,220	$—	$2,220
Time deposits and other	66	506	572	59	526	585
Derivative financial instruments	—	21	21	—	54	54
Total assets	$11,900	$527	$12,427	$2,279	$580	$2,859
Liabilities:
Derivative financial instruments	$—	$—	$—	$—	$26	$26

Our cash equivalents and marketable securities investments consist of money market funds, time deposits and marketable equity securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of November 30, 2025 and May 31, 2025, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $106.1 billion and $90.3 billion of senior notes and other long-term borrowings and the related fair value hedges, if any, that we had outstanding as of November 30, 2025 and May 31, 2025, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges, if any, using Level 2 inputs at November 30, 2025 and May 31, 2025 were $95.8 billion and $81.3 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

3.
NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In September 2025, we issued $18.0 billion par value of fixed-rate senior notes comprising the following:

	November 30, 2025
(Dollars in millions)	Amount	Effective Interest Rate
$3,000, 4.45%, due September 2030	$3,000	4.55%
$3,000, 4.80%, due September 2032	3,000	4.87%
$4,000, 5.20%, due September 2035	4,000	5.25%
$2,500, 5.875%, due September 2045	2,500	5.91%
$3,500, 5.95%, due September 2055	3,500	6.05%
$2,000, 6.10%, due September 2065	2,000	6.17%
Total fixed-rate senior notes	$18,000
Unamortized discount/issuance costs	(118)
Total fixed-rate senior notes, net	$17,882

We issued the senior notes for general corporate purposes, which may include capital expenditures, repayment of indebtedness, future investments or acquisitions and payment of cash dividends on or repurchases of our common stock. The interest is payable semi-annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions and the payment of an applicable make-whole premium in certain instances.

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle. All existing and future indebtedness and liabilities of the subsidiaries of Oracle are or will be effectively senior to the senior notes. We were in compliance with all senior notes-related covenants as of November 30, 2025. The other terms and conditions of the senior notes are set forth in, and the foregoing description of the senior notes is qualified in its entirety by reference to, the Officers’ Certificate filed herewith as Exhibit 4.01 and incorporated by reference herein.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

4.
RESTRUCTURING ACTIVITIES

Fiscal 2026 Oracle Restructuring Plan

During the first half of fiscal 2026, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2026 Restructuring Plan). The total estimated restructuring costs associated with the 2026 Restructuring Plan are up to $1.6 billion and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through the end of the plan. We recorded $411 million and $826 million of restructuring expenses in connection with the 2026 Restructuring Plan for the three and six months ended November 30, 2025, respectively. Any changes to the estimates of executing the 2026 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

Summary of All Plans

	Accrued	Six Months Ended November 30, 2025				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2025(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	November 30, 2025(2)	Accrued to Date	Program Costs
2026 Restructuring Plan(1)
Cloud and software	$—	$265	$22	$(141)	$(1)	$145	$287	$484
Hardware	—	33	1	(15)	—	19	34	67
Services	—	94	4	(40)	—	58	98	326
Other	—	372	35	(259)	—	148	407	737
Total 2026 Restructuring Plan	$—	$764	$62	$(455)	$(1)	$370	$826	$1,614
Total other restructuring plans(6)	$212	$—	$(18)	$(83)	$3	$114
Total restructuring plans	$212	$764	$44	$(538)	$2	$484

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of November 30, 2025, $411 million and $73 million were recorded in other current liabilities and other non-current liabilities, respectively, within our condensed consolidated balance sheets. As of May 31, 2025, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
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
5.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2025	May 31, 2025
Cloud	$3,281	$2,959
Software	5,668	5,350
Hardware	529	614
Services	462	464
Deferred revenues, current	9,940	9,387
Deferred revenues, non-current (in other non-current liabilities)	1,235	1,346
Total deferred revenues	$11,175	$10,733

Deferred cloud revenues, deferred software revenues and deferred hardware revenues substantially represent customer payments made in advance for cloud or support contracts that are billed in advance with corresponding revenues generally being recognized ratably or based upon customer usage over the respective contractual periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

6.
LEASES AND OTHER COMMITMENTS

Leases

We have operating and finance leases that primarily relate to certain of our data centers and facilities.

The components of lease expense were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Operating lease cost	$632	$408	$1,207	$770
Finance lease cost:
Amortization of ROU assets	$75	$—	$134	$—
Interest on lease liabilities	59	—	107	—
Total finance lease cost	$134	$—	$241	$—

Supplemental balance sheet information related to leases was as follows:

(in millions)	November 30, 2025	May 31, 2025
Operating leases:
Operating lease ROU assets	$18,393	$13,145
Operating lease liabilities:
Operating lease liabilities, current	$2,368	$1,914
Operating lease liabilities, non-current	16,311	11,536
Total operating lease liabilities	$18,679	$13,450
Finance leases:
Finance lease ROU assets	$4,875	$2,874
Finance lease liabilities:
Finance lease liabilities, current	$400	$257
Finance lease liabilities, non-current	4,576	2,677
Total finance lease liabilities	$4,976	$2,934

Supplemental cash flow information related to leases was as follows:

	Six Months Ended November 30,
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$1,220	$755
Finance leases	$199	$—

As of November 30, 2025, we had $248 billion of additional lease commitments, substantially all related to data centers and cloud capacity arrangements, that are generally expected to commence between the third quarter of fiscal 2026 and fiscal 2028 and for terms of fifteen to nineteen years that were not reflected on our condensed consolidated balance sheets as of November 30, 2025.

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements that are enforceable and legally binding and specify terms, including: fixed or minimum quantities

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. As of November 30, 2025, our unconditional purchase and certain other obligations, which were primarily related to cloud capacity arrangements, were $10 billion. This amount excludes certain routine arrangements that are entered into in the ordinary course of business, as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way or are for terms of less than one year.

7.
STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors (the Board) has approved a program for us to repurchase shares of our common stock. As of November 30, 2025, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 0.4 million shares for $93 million during the six months ended November 30, 2025 and 2.0 million shares for $300 million during the six months ended November 30, 2024 under the stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of any future repurchase activity will depend on factors such as our working capital needs, our cash requirements for capital expenditures, acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 trading plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Dividends on Common Stock

In December 2025, the Board declared a quarterly cash dividend of $0.50 per share of our outstanding common stock. The dividend is payable on January 23, 2026 to stockholders of record as of the close of business on January 9, 2026. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of the Board.

Fiscal 2026 Stock‑Based Awards Activity and Compensation Expense

During the first half of fiscal 2026, we issued 18 million restricted stock-based units (RSUs) and stock options for 14 million shares of common stock (consisting of 13 million service-based stock options (SOs) and 1 million performance-based stock options (PSOs)). The majority of these awards were part of our annual stock-based award process. All of these awards are subject to service-based vesting restrictions, with the PSOs additionally having performance-based vesting restrictions. These fiscal 2026 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 16 million shares during the first half of fiscal 2026.

The SOs were granted at not less than fair market value, generally become exercisable 25% annually over four years of service, and generally expire ten years from the date of grant. The PSOs were granted at not less than fair market value and expire ten years from the date of grant. We estimated the fair values of our SOs and PSOs using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of SOs. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The RSUs that were granted during the six months ended November 30, 2025 generally vest 25% annually over four years of service and were valued using methodologies of a similar nature as those described in Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Cloud and software	$151	$158	$307	$299
Hardware	7	8	14	14
Services	51	53	100	96
Sales and marketing	185	195	362	356
Research and development	668	657	1,314	1,226
General and administrative	94	99	183	185
Total stock-based compensation	$1,156	$1,170	$2,280	$2,176

8.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 3.3% and 7.2% for the three and six months ended November 30, 2025, respectively, and 7.1% and 7.3% for the three and six months ended November 30, 2024, respectively.

Our net deferred tax assets were $9.9 billion and $10.2 billion as of November 30, 2025 and May 31, 2025, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2024. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2013 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2010, and we are no longer subject to audit for those periods.

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

We are under audit by the U.S. Internal Revenue Service and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, Egypt, India, Indonesia, Israel, Italy, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

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

Our cloud and software business engages in the sale, marketing and delivery of our enterprise applications and infrastructure technologies through cloud and on-premise deployment models, including our cloud offerings and our software offerings, which include software license offerings and software support offerings. Cloud revenues are generated from applications and infrastructure offerings that are typically contracted with customers directly, billed to customers either in advance or in arrears, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Our cloud contracts provide customers with access to the latest technological updates as they become available and for which the customer contracted together with related technical support services over the contractual term. Software revenues represent (1) fees earned from granting customers software licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise information technology (IT) environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract; and (2) software support revenues, which are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Software support contracts provide customers with technical support services and unspecified license upgrades and enhancements during the term of the support period. In each fiscal year, our cloud and software business’ contractual activities, excluding the impact of timing of booking of large contracts, are typically highest in our fourth fiscal quarter, and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts. Costs associated with our cloud and software business are largely infrastructure- and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

personnel-related, including the cost of providing our cloud and software offerings, salaries and commissions earned by our sales force for the sale of our cloud and software offerings and marketing program costs.

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Cloud and software:
Revenues	$13,854	$12,001	$26,760	$23,389
Cloud and software expenses	3,807	2,555	7,225	4,977
Sales and marketing expenses	1,870	1,888	3,668	3,659
Margin(1)	$8,177	$7,558	$15,867	$14,753
Hardware:
Revenues	$776	$728	$1,446	$1,383
Hardware products and support expenses	205	161	374	313
Sales and marketing expenses	59	69	113	135
Margin(1)	$512	$498	$959	$935
Services:
Revenues	$1,428	$1,330	$2,777	$2,594
Services expenses	1,084	1,080	2,101	2,145
Margin(1)	$344	$250	$676	$449
Totals:
Revenues	$16,058	$14,059	$30,983	$27,366
Expenses	7,025	5,753	13,481	11,229
Margin(1)	$9,033	$8,306	$17,502	$16,137

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

non-operating income, net. Refer to the table below for a reconciliation of our total margin for operating segments to our income before income taxes as reported per our condensed consolidated statements of operations.

The following table reconciles total margin for operating segments to income before income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Total margin for operating segments	$9,033	$8,306	$17,502	$16,137
Research and development	(2,561)	(2,471)	(5,051)	(4,777)
General and administrative	(409)	(387)	(786)	(745)
Amortization of intangible assets	(407)	(591)	(826)	(1,215)
Acquisition related and other	(21)	(31)	(35)	(44)
Restructuring	(406)	(84)	(808)	(157)
Stock-based compensation for operating segments	(394)	(414)	(783)	(765)
Expense allocations and other, net	(104)	(108)	(205)	(223)
Interest expense	(1,057)	(866)	(1,980)	(1,708)
Non-operating income, net	2,668	36	2,741	57
Income before income taxes	$6,342	$3,390	$9,769	$6,560

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Americas	$10,467	$8,933	$20,129	$17,305
EMEA(1)	3,760	3,381	7,240	6,609
Asia Pacific	1,831	1,745	3,614	3,452
Total revenues	$16,058	$14,059	$30,983	$27,366

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our software revenues by offerings:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Software license	$939	$1,195	$1,705	$2,065
Software support	4,938	4,869	9,893	9,765
Total software revenues	$5,877	$6,064	$11,598	$11,830

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

The following table presents our cloud revenues by offerings:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Cloud applications	$3,898	$3,503	$7,736	$6,971
Cloud infrastructure	4,079	2,434	7,426	4,588
Total cloud revenues	$7,977	$5,937	$15,162	$11,559

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income	$6,135	$3,151	$9,062	$6,080
Weighted-average common shares outstanding	2,864	2,790	2,845	2,775
Dilutive effect of employee stock plans	58	79	71	85
Dilutive weighted-average common shares outstanding	2,922	2,869	2,916	2,860
Basic earnings per share	$2.14	$1.13	$3.19	$2.19
Diluted earnings per share	$2.10	$1.10	$3.11	$2.13
Anti-dilutive stock awards excluded from calculation(1)	16	22	9	23

(1)
These stock awards relate to anti-dilutive restricted stock-based awards and stock options, both of which were service-based, as calculated using the treasury stock method and contingently issuable shares pursuant to PSO arrangements. Such shares could be dilutive in the future.
11.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2025

(Unaudited)

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

Oracle filed its statement of appeal with the Dutch Supreme Court on December 20, 2024, and TPC appeared in the proceedings on January 31, 2025. The filing of the Supreme Court appeal effectively suspended proceedings before the District Court pursuant to applicable procedural rules. TPC filed its statement of defense in response to our Supreme Court appeal and a counter appeal on February 27, 2025. Oracle filed its statement of defense to the counter appeal on March 28, 2025. TPC and Oracle filed their written submissions setting out their detailed arguments on July 18, 2025. The parties filed their respective further written replies and rejoinders on August 28, 2025. A hearing on this matter was held on September 26, 2025. The Advocate General is scheduled to provide an opinion to the court on or before January 30, 2026. On September 24, 2025, TPC filed a motion in the District Court to lift the suspension of proceedings. On September 25, 2025, Oracle opposed that motion. The court has not yet ruled on that motion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Quarterly Report) contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Forward-looking statements may appear throughout this Quarterly Report and include, among other things, statements regarding our future operations, financial condition and prospects, and business strategies; our expectation that, on a constant currency basis, our total cloud and software revenues generally will continue to increase due to expected growth in our cloud revenues and continued demand for our software offerings; our expectation that substantially all of our customers will renew their software support contracts upon expiration; our expectation that current and expected customer demand will require continued growth in our cloud and software expenses and capital expenditures in order to increase our existing data center capacity and establish additional data centers in new geographic locations; our expectation that the proportion of our cloud revenues relative to our total revenues will continue to increase; the sufficiency of our sources of funding and uses of such funds for working capital, capital expenditures, contractual obligations, acquisitions, dividends, stock repurchases, debt repayments and other matters; our belief that we have adequately provided under United States (U.S.) generally accepted accounting principles for outcomes related to our tax audits, that the final outcome of our tax-related examinations, agreements or judicial proceedings will not have a material effect on our results of operations and that our net deferred tax assets will likely be realized in the foreseeable future; our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any; the timing and amount of expenses we expect to incur; declarations and amounts of future cash dividend payments and the timing and amount of future stock repurchases; our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements; our ability to predict revenues and margins; and the amounts and percentages of remaining performance obligations that we expect to recognize as revenues over respective future periods. These and other forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “commits,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “focus,” “forecasts,” “future,” “goal,” “intends,” “is designed to,” “likely,” “maintains,” “may,” “ongoing,” “plans,” “possible,” “potential,” “projects,” “seeks,” “shall,” “should,” “strives,” “will” and similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.

These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including in Part 1, Item 1A beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 as well as in other sections of such report and our other Quarterly Reports on Form 10-Q filed or to be filed by us in our fiscal year 2026, which runs from June 1, 2025 to May 31, 2026. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Quarterly Report should be read in conjunction with those filings.

Business Overview

Oracle provides products and services that address enterprise information technology (IT) needs. Our products and services include enterprise applications and infrastructure offerings that are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include cloud-based, on-premise and hybrid deployments (an approach that combines both cloud-based and on-premise deployments). Accordingly, we offer choice and flexibility to our customers and facilitate the product, service and deployment combinations that best suit our customers’ needs. Through our worldwide sales force and Oracle Partner Network, we sell to customers all over the world including businesses of many sizes, government agencies, educational institutions and resellers.

We have three businesses: cloud and software (formerly referred to as cloud and license); hardware; and services; each of which comprises a single operating segment. The descriptions set forth below as a part of this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which are our Chief Executive Officers and Chief Technology Officer, view our operating results and allocate resources.

Cloud and Software Business

Our cloud and software business, which represented 86% of our total revenues on a trailing four-quarter basis, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and software offerings. Revenue streams included in our cloud and software business are:

•
Cloud revenues, which are earned by providing customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, deploys, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. Oracle Cloud Applications and Oracle Cloud Infrastructure (collectively Oracle Cloud Services) arrangements are billed in advance or in arrears of the cloud services being delivered and generally: have durations of one to five years; are renewed at the customer’s option; and are recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time; and
•
Software revenues, which include:
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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related software support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud revenues relative to our total revenues has increased and we expect this trend to continue. Cloud revenues represented 50% and 49% of our total revenues for the three- and six-month periods ended November 30, 2025, respectively, and 42% of our total revenues for each of the three- and six-month periods ended November 30, 2024.

Our cloud and software business’ revenue growth is affected by many factors, including the strength of general economic and business conditions, including the effects of inflation, tariffs and trade policy, geopolitical conditions and other macroeconomic factors on customer demand; governmental budgetary constraints; the strategy for and competitive position of our offerings; customer satisfaction with our offerings; the continued renewal of our cloud and software support customer contracts by the customer contract base; substantially all customers continuing to purchase software support contracts in connection with their license purchases; the pricing of software support contracts sold in connection with the sales of licenses; the pricing, amounts and volumes of cloud services and licenses sold; our ability to manage Oracle Cloud capacity requirements to meet existing and prospective customer demand; and foreign currency rate fluctuations.

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

Services Business

Our services business, which represented 9% of our total revenues on a trailing four-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and customer success services (formerly referred to as advanced customer services). Our services business has lower margins than our cloud and software and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and software and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

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

During the first half of fiscal 2026, there were no significant changes to our critical accounting estimates. Refer to “Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for a more complete discussion of our critical accounting estimates.

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

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2025, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2025 and 2024, our financial statements would reflect reported revenues of $1.16 million in the first half of fiscal 2026 (using 1.16 as the applicable average exchange rate for the period) and $1.06 million in the first half of fiscal 2025 (using 1.06 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first half of fiscal 2026 and 2025 using the May 31, 2025 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Total Revenues by Geography:
Americas	$10,467	17%	17%	$8,933	$20,129	16%	16%	$17,305
EMEA(1)	3,760	11%	6%	3,381	7,240	10%	4%	6,609
Asia Pacific	1,831	5%	7%	1,745	3,614	5%	5%	3,452
Total revenues	16,058	14%	13%	14,059	30,983	13%	12%	27,366
Total Operating Expenses	11,327	15%	14%	9,839	21,975	15%	14%	19,155
Total Operating Margin	$4,731	12%	9%	$4,220	$9,008	10%	7%	$8,211
Total Operating Margin %	29%			30%	29%			30%
% Revenues by Geography:
Americas	65%			64%	65%			63%
EMEA	24%			24%	23%			24%
Asia Pacific	11%			12%	12%			13%
Total Revenues by Business:
Cloud and software	$13,854	15%	14%	$12,001	$26,760	14%	13%	$23,389
Hardware	776	7%	5%	728	1,446	5%	3%	1,383
Services	1,428	7%	6%	1,330	2,777	7%	6%	2,594
Total revenues	$16,058	14%	13%	$14,059	$30,983	13%	12%	$27,366
% Revenues by Business:
Cloud and software	86%			86%	86%			86%
Hardware	5%			5%	5%			5%
Services	9%			9%	9%			9%

(1)
Comprised of Europe, the Middle East and Africa

Total revenues increased by $2.0 billion and $3.6 billion in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. These increases were due to a $1.9 billion and a $3.4 billion increase in cloud and software revenues, a $48 million and a $63 million increase in hardware revenues and a $98 million and a $183 million increase in services revenues, in each case during the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year period. The increase in our cloud and software business revenues was primarily due to growth in our cloud revenues as customers purchased our applications and infrastructure technologies and also renewed their related cloud contracts. In constant currency, cloud applications contributed 19% and 20% and cloud infrastructure contributed 81% and 80% to the growth in cloud revenues in the second quarter and the first half of fiscal 2026, respectively. In our hardware business, the increase in revenues in the fiscal 2026 periods presented was primarily due to growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings. In our services business, the increase in revenues in the fiscal 2026 periods presented was attributable to an increase in our consulting services revenues. The Americas region contributed 82% and 85%, the EMEA region contributed 11% and 9% and the Asia Pacific region contributed 7% and 6% to the constant currency total revenue growth during the second quarter and the first half of fiscal 2026, respectively.

Total GAAP operating expenses increased by $1.5 billion and $2.8 billion in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. The increase in GAAP operating expenses in reported currency was primarily due to a $1.2 billion and a $2.3 billion increase in cloud and software expenses primarily due to higher infrastructure expenses; a $322 million and a $651 million increase in restructuring expenses; a $90 million and a $274 million increase in research and development expenses primarily due to an increase in computer equipment and employee-related expenses, including stock-based compensation; a $43 million and a $60 million increase in hardware expenses; and a $22 million and a $41 million increase in general and administrative expenses, in each case during the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year period. These increases in GAAP operating expenses in reported currency were partially offset by a $184 million and a $389 million decrease in expenses for the amortization of intangible assets as certain of our assets were fully amortized; a $41 million and a $15 million decrease in sales and marketing expenses primarily due to a decrease in employee-related expenses; and a $10 million and a $9 million decrease in acquisition related and other expenses, in each case during the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. The increase in GAAP expenses in reported currency for the first half of fiscal 2026 was also partially offset by a $46 million decrease in services expenses, relative to the corresponding prior year period.

Our total operating margin increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to higher revenues as discussed above. Total margin as a percentage of revenues decreased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to higher expenses as discussed above.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expenses, including stock-based compensation, that affected our GAAP net income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2025	2024	2025	2024
Amortization of intangible assets(1)	$407	$591	$826	$1,215
Acquisition related and other(2)	21	31	35	44
Restructuring(3)	406	84	808	157
Stock-based compensation, operating segments(4)	394	414	783	765
Stock-based compensation, R&D and G&A(4)	762	756	1,497	1,411
Income tax effects(5)	(1,527)	(820)	(2,131)	(1,500)
	$463	$1,056	$1,818	$2,092

(1)
Represents the amortization of intangible assets, all of which were acquired in connection with our acquisitions. As of November 30, 2025, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2026	$812
Fiscal 2027	672
Fiscal 2028	635
Fiscal 2029	561
Fiscal 2030	522
Fiscal 2031	332
Thereafter	226
Total intangible assets, net	$3,760

(2)
Acquisition related and other expenses consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.
(3)
Restructuring expenses in the fiscal 2026 periods presented primarily related to employee severance in connection with the Fiscal 2026 Oracle Restructuring Plan (2026 Restructuring Plan). Restructuring expenses in the fiscal 2025 periods presented primarily related to employee severance in connection with the Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring Expenses,” in Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

(4)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2025	2024	2025	2024
Cloud and software	$151	$158	$307	$299
Hardware	7	8	14	14
Services	51	53	100	96
Sales and marketing	185	195	362	356
Stock-based compensation, operating segments	394	414	783	765
Research and development	668	657	1,314	1,226
General and administrative	94	99	183	185
Total stock-based compensation	$1,156	$1,170	$2,280	$2,176

(5)
For all periods presented, the applicable jurisdictional tax rates were applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure; and for the first half of fiscal 2026, after excluding the impact of the U.S. One, Big, Beautiful Bill Act related to the remeasurement of a deferred tax liability. These adjustments resulted in effective tax rates of 20.8% and 20.7%, instead of 3.3% and 7.2%, for the second quarter and the first half of fiscal 2026, respectively, and 20.1% and 19.5%, instead of 7.1% and 7.3%, for the second quarter and the first half of fiscal 2025, respectively, which in each case represented our effective tax rates as derived per our condensed consolidated statements of operations.

Cloud and Software Business

Our cloud and software business engages in the sale and marketing of our applications and infrastructure technologies that are delivered through various deployment models and include: Oracle Cloud offerings; and software offerings, which include Oracle software license offerings and Oracle software support offerings. Our cloud offerings deliver applications and infrastructure technologies on a subscription basis via cloud-based deployment models that we develop, provide unspecified updates and enhancements for, deploy, host, manage and support. Revenues for our cloud offerings are generally recognized ratably over the contractual term, which is generally one to five years, or in the case of usage model contracts, as the cloud offerings are consumed. Software license revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise IT environments and are generally recognized up front at the point in time when the software is made available to the customer to download and use. Software support revenues are typically generated through the sale of applications and infrastructure software support contracts related to software licenses; are purchased by our customers at their option; and are generally recognized as revenues ratably over the contractual term, which is generally one year. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our offerings through indirect channels. Costs associated with our cloud and software business are included in cloud and software expenses and sales and marketing expenses. These costs are largely infrastructure- and personnel-related and include the cost of providing our cloud and software support offerings, salaries and commissions earned by our sales force for the sale of our cloud and software offerings and marketing program costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Cloud and Software Revenues:
Americas	$9,164	18%	18%	$7,773	$17,666	17%	17%	$15,089
EMEA	3,170	13%	7%	2,815	6,112	11%	6%	5,502
Asia Pacific	1,520	8%	10%	1,413	2,982	7%	7%	2,798
Total revenues	13,854	15%	14%	12,001	26,760	14%	13%	23,389
Expenses:
Cloud and software(1)	3,807	49%	48%	2,555	7,225	45%	45%	4,977
Sales and marketing(1)	1,870	-1%	-2%	1,888	3,668	0%	-1%	3,659
Total expenses(1)	5,677	28%	27%	4,443	10,893	26%	25%	8,636
Total Margin	$8,177	8%	7%	$7,558	$15,867	8%	6%	$14,753
Total Margin %	59%			63%	59%			63%
% Revenues by Geography:
Americas	66%			65%	66%			64%
EMEA	23%			23%	23%			24%
Asia Pacific	11%			12%	11%			12%
Revenues by Offerings:
Cloud applications	$3,898	11%	11%	$3,503	$7,736	11%	10%	$6,971
Cloud infrastructure	4,079	68%	66%	2,434	7,426	62%	61%	4,588
Software license	939	-21%	-23%	1,195	1,705	-17%	-19%	2,065
Software support	4,938	1%	0%	4,869	9,893	1%	0%	9,765
Total revenues	$13,854	15%	14%	$12,001	$26,760	14%	13%	$23,389

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our cloud and software business’ total revenues increased by $1.9 billion and $3.4 billion in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods, primarily due to an increase in cloud revenues as customers purchased our applications and infrastructure technologies and renewed their related cloud contracts. In constant currency, cloud applications contributed 19% and 20% and cloud infrastructure contributed 81% and 80% to the growth in cloud revenues in the second quarter and the first half of fiscal 2026, respectively. The Americas region contributed 80% and 82%, the EMEA region contributed 12% and 11% and the Asia Pacific region contributed 8% and 7% to the constant currency revenue growth for this business during the second quarter and the first half of fiscal 2026, respectively.

Our cloud and software business’ total expenses increased by $1.2 billion and $2.3 billion in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the unfavorable effects of currency rate fluctuations of 1% in each of the second quarter and the first half of fiscal 2026, the constant currency increase in expenses was primarily due to a $1.2 billion and a $2.1 billion increase in infrastructure expenses in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. Our cloud and software expenses have grown in recent periods, and we expect this trend to continue during fiscal 2026 and in the next few fiscal years as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and software business’ total margin increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to increases in total revenues for this business as discussed above. Total margin as a percentage of revenues in constant currency decreased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to an increase in total expenses for this business as discussed above.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Hardware Revenues:
Americas	$410	17%	16%	$350	$725	13%	13%	$639
EMEA	225	2%	-3%	222	426	-2%	-6%	435
Asia Pacific	141	-9%	-8%	156	295	-5%	-5%	309
Total revenues	776	7%	5%	728	1,446	5%	3%	1,383
Expenses:
Hardware products and support(1)	205	27%	25%	161	374	19%	17%	313
Sales and marketing(1)	59	-15%	-16%	69	113	-16%	-17%	135
Total expenses(1)	264	15%	13%	230	487	9%	7%	448
Total Margin	$512	3%	2%	$498	$959	3%	1%	$935
Total Margin %	66%			68%	66%			68%
% Revenues by Geography:
Americas	53%			48%	50%			46%
EMEA	29%			31%	30%			32%
Asia Pacific	18%			21%	20%			22%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total hardware revenues increased by $48 million and $63 million in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the favorable impact of currency rate fluctuations of 2% in each of the second quarter and the first half of fiscal 2026, the constant currency increase in hardware revenues was primarily due to growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings for the fiscal 2026 periods presented, relative to the corresponding prior year periods. The constant currency increase in hardware revenues in the Americas region was partially offset by a constant currency decrease in hardware revenues in the EMEA and the Asia Pacific regions in the fiscal 2026 periods presented.

Total hardware expenses increased by $34 million and $39 million in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the unfavorable currency rate fluctuations effect of 2% in each of the second quarter and the first half of fiscal 2026, the constant currency increase in hardware expenses was due to a $40 million and a $55 million increase in hardware product and support costs, partially offset by a $11 million and a $24 million decrease in sales and marketing expenses, during the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods.

In constant currency, our hardware business’ total margin increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to higher total revenues for this business as described above. Total margin as a percentage of revenues in constant currency for our hardware business decreased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to higher total expenses for this business as described above.

Services Business

Our services offerings are designed to help maximize the performance of customer investments in Oracle applications and infrastructure technologies and include our consulting services and customer success services offerings. Services revenues are generally recognized over time as the services are performed. The cost of providing our services consists primarily of personnel-related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Services Revenues:
Americas	$893	10%	10%	$810	$1,738	10%	10%	$1,577
EMEA	365	6%	0%	344	702	4%	-1%	672
Asia Pacific	170	-3%	-2%	176	337	-2%	-1%	345
Total revenues	1,428	7%	6%	1,330	2,777	7%	6%	2,594
Total Expenses(1)	1,084	0%	-1%	1,080	2,101	-2%	-3%	2,145
Total Margin	$344	38%	35%	$250	$676	51%	48%	$449
Total Margin %	24%			19%	24%			17%
% Revenues by Geography:
Americas	62%			61%	63%			61%
EMEA	26%			26%	25%			26%
Asia Pacific	12%			13%	12%			13%

(1)
Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total services revenues increased by $98 million and $183 million in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the favorable impact of currency rate fluctuations of 1% in each of the second quarter and the first half of fiscal 2026, the increase in services revenues was primarily due to increases in our consulting services revenues in the fiscal 2026 periods presented, relative to the corresponding prior year periods. The constant currency increase in services revenues in the Americas and the EMEA regions was partially offset by a constant currency decrease in services revenues in the Asia Pacific region in the second quarter of fiscal 2026. In the first half of fiscal 2026, the constant currency increase in services revenues in the Americas region was partially offset by a constant currency decrease in services revenues in the EMEA and the Asia Pacific regions.

Total services expenses increased by $4 million and decreased by $44 million in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the unfavorable effects of currency rate fluctuations of 1% in each of the second quarter and the first half of fiscal 2026, the constant currency decrease in services expenses was primarily due to a $10 million decrease in employee-related expenses for the second quarter of fiscal 2026 and a $45 million decrease in bad debt expenses for the first half of fiscal 2026, in each case relative to the corresponding prior year period.

In constant currency, our services business’ total margin and total margin as a percentage of revenues increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to higher total revenues and lower total expenses for this business.

Research and Development Expenses: Research and development expenses consist primarily of personnel-related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Research and development(1)	$1,893	4%	4%	$1,814	$3,737	5%	5%	$3,551
Stock-based compensation	668	2%	2%	657	1,314	7%	7%	1,226
Total expenses	$2,561	4%	4%	$2,471	$5,051	6%	6%	$4,777
% of Total Revenues	16%			18%	16%			18%

(1)
Excluding stock-based compensation

Total research and development expenses increased by $90 million and $274 million in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the favorable effects of currency rate fluctuations of less than 1% in each of the second quarter and the first half of fiscal 2026, the constant currency increase in research and development expenses was primarily due to a $49 million and an $87 million increase in computer equipment expenses and a $43 million and a $180 million increase in employee-related expenses, including stock-based compensation, in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel-related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
General and administrative(1)	$315	9%	8%	$288	$603	8%	7%	$560
Stock-based compensation	94	-5%	-5%	99	183	-1%	-1%	185
Total expenses	$409	6%	5%	$387	$786	5%	5%	$745
% of Total Revenues	3%			3%	3%			3%

(1)
Excluding stock-based compensation

Total general and administrative expenses increased by $22 million and $41 million in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the unfavorable effects of currency rate fluctuations of 1% in the second quarter of fiscal 2026 and less than 1% in the first half of fiscal 2026, the increase in general and administrative expenses was primarily due to an increase in professional fees in the fiscal 2026 periods presented, relative to the corresponding prior year periods.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Cloud and software agreements and related relationships	$137	-56%	-56%	$308	$285	-55%	-55%	$634
Developed technology	153	-6%	-6%	163	307	-7%	-7%	328
Other	117	-3%	-3%	120	234	-7%	-7%	253
Total amortization of intangible assets	$407	-31%	-31%	$591	$826	-32%	-32%	$1,215

Amortization of intangible assets decreased by $184 million and $389 million in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Transitional and other employee-related costs	$1	-56%	-58%	$1	$1	-72%	-73%	$3
Business combination adjustments, net	—	100%	100%	(1)	5	*	*	(5)
Other, net	20	-34%	-36%	31	29	-38%	-40%	46
Total acquisition related and other expenses	$21	-33%	-35%	$31	$35	-21%	-24%	$44

*	Not meaningful

Acquisition related and other expenses decreased by $10 million and $9 million in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods, due to an $11 million and a $17 million decrease in other expenses related to certain asset impairment charges in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods. In the first half of fiscal 2026, the decrease stated above was partially offset by an increase of $10 million in business combination adjustments, net.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Restructuring expenses	$406	387%	378%	$84	$808	415%	406%	$157

Restructuring expenses in the fiscal 2026 periods presented primarily related to the 2026 Restructuring Plan. Restructuring expenses in the fiscal 2025 periods presented primarily related to the 2024 Restructuring Plan, which is substantially complete. Our management approved, committed to and initiated the 2026 Restructuring Plan and the 2024 Restructuring Plan in order to restructure and further improve efficiencies in our operations. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

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

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Interest expense	$1,057	22%	22%	$866	$1,980	16%	16%	$1,708

Interest expense increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, primarily due to higher average borrowings from the issuances of $18.0 billion of senior notes in September 2025 and an aggregate of $14.0 billion of senior notes in the second and third quarters of fiscal 2025, partially offset by lower interest expense due to scheduled repayments of debt made during the first half of fiscal 2026 and full year of fiscal 2025. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on the issuance of senior notes in September 2025.

Non-Operating Income, net: Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net gains and losses related to marketable and non-marketable investments, including net gains and losses attributable to equity method investments (primarily Ampere Computing Holdings LLC (Ampere)) and net other income and expenses, including net gains and losses from our investment portfolio related to our deferred compensation plan, for which an equal and offsetting amount was recorded to our operating expenses during the same period, and non-service net periodic pension income and losses.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Interest income	$192	29%	29%	$149	$295	5%	4%	$283
Foreign currency losses, net	(28)	214%	213%	(9)	(59)	0%	-6%	(59)
Noncontrolling interests in income	(46)	-2%	-2%	(47)	(93)	3%	3%	(90)
Gains (losses) from marketable and non-marketable investments, net	2,493	*	*	(108)	2,441	*	*	(177)
Other income, net	57	13%	14%	51	157	57%	57%	100
Total non-operating income, net	$2,668	*	*	$36	$2,741	*	*	$57

*	Not meaningful

Our non-operating income, net increased by $2.6 billion and $2.7 billion in reported currency in the second quarter and the first half of fiscal 2026, respectively, relative to the corresponding prior year periods, primarily due to a $2.7 billion gain from the sale of our investments in Ampere. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on the Ampere transaction.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2025	Actual	Constant	2024	2025	Actual	Constant	2024
Provision for income taxes	$207	-14%	-16%	$239	$707	47%	43%	$480
Effective tax rate	3.3%			7.1%	7.2%			7.3%

Fiscal Second Quarter 2026 Compared to Fiscal Second Quarter 2025: Provision for income taxes decreased in the second quarter of fiscal 2026, relative to the second quarter of fiscal 2025, primarily related to an increase in tax benefits related to stock-based compensation of $738 million, substantially offset by an unfavorable jurisdictional mix of earnings of $413 million, higher income before provision for income taxes of $237 million and changes in unrecognized tax benefits associated with settlements with taxing authorities and other events of $55 million.

First Half of Fiscal 2026 Compared to First Half of Fiscal 2025: Provision for income taxes increased in the first half of fiscal 2026, relative to the first half of fiscal 2025, primarily related to an unfavorable impact from the enactment of the U.S. One, Big, Beautiful Bill Act, which was signed into law on July 4, 2025, that required a remeasurement of a deferred tax liability previously recorded during fiscal 2021 as part of the partial realignment of our legal entity structure of $958 million, an unfavorable jurisdictional mix of earnings of $436 million, higher income before provision for income taxes of $254 million and the absence of unrecognized tax benefits associated with settlements with tax authorities and other events of $157 million, partially offset by an increase in tax benefits related to stock-based compensation of $1.6 billion.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2025	Change	May 31, 2025
Working capital	$(3,429)	-57%	$(8,064)
Cash, cash equivalents and marketable securities	$19,766	76%	$11,203

Working capital: The increase in working capital as of November 30, 2025 in comparison to May 31, 2025 was primarily due to favorable impacts from net income; proceeds from the issuance of senior notes in September 2025, net of issuance costs, of $17.9 billion (refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information); $4.3 billion of cash proceeds from the sale of our investments in Ampere; and $1.2 billion of net cash proceeds from our employee stock programs, partially offset by $20.5 billion of cash used for capital expenditures; $3.2 billion of long-term borrowings that were reclassified to current liabilities; $2.8 billion of cash used to pay dividends to our stockholders; and $95 million of cash used for repurchases of our common stock, in each case during the first half of fiscal 2026. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist primarily of time deposits with original maturities at the time of purchase greater than 90 days. The increase in cash, cash equivalents and marketable securities as of November 30, 2025 in comparison to May 31, 2025 was primarily due to proceeds from the issuance of senior notes in September 2025, net of issuance costs, of $17.9 billion; $10.2 billion of cash inflows from our operations; $4.3 billion of cash inflows from the sale of our investments in Ampere; $1.2 billion of net cash provided by our employee stock programs; $886 million of cash inflows from commercial paper and other short-term financing, net, partially offset by $20.5 billion of cash used for capital expenditures; $2.8 billion of cash used to pay dividends to our stockholders; $2.1 billion of cash used for scheduled repayments of debt; $203 million of cash outflows for other financing activities, net; and $95 million of cash used for repurchases of our common stock, in each case during the first half of fiscal 2026. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Six Months Ended November 30,
(Dollars in millions)	2025	Change	2024
Net cash provided by operating activities	$10,206	17%	$8,731
Net cash used for investing activities	$(16,432)	151%	$(6,553)
Net cash provided by (used for) financing activities	$14,697	*	$(1,647)

*	Not meaningful

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their cloud and software support agreements. Over the course of a fiscal year, we also generate cash from the sales of software licenses, hardware offerings and other services. Our primary uses of cash from operating activities are typically for employee-related expenditures, material and manufacturing costs related to the production of our hardware products, taxes, interest payments and leased facilities, including costs related to data center leases and power for our cloud business.

Net cash provided by operating activities increased by $1.5 billion in the first half of fiscal 2026, relative to the first half of fiscal 2025, primarily due to higher net income adjusted for certain non-cash charges, partially offset by lower cash favorable working capital changes, net.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our investments in capital assets primarily to support the growth in our cloud and software business and purchases, maturities and sales of our investments in marketable securities and other instruments.

Net cash used for investing activities increased by $9.9 billion in the first half of fiscal 2026, relative to the first half of fiscal 2025, primarily due to a $14.3 billion increase in capital expenditures, partially offset by $4.3 billion of cash proceeds from the sale of our investments in Ampere.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities was $14.7 billion in the first half of fiscal 2026 relative to the net cash used for financing activities of $1.6 billion in the first half of fiscal 2025. The increase in net cash provided by financing activities was primarily due to higher proceeds from the issuance of senior notes, net of issuance costs, of $11.7 billion; lower scheduled repayments of debt of $1.9 billion; higher net cash proceeds from our employee stock programs of $1.8 billion; higher net proceeds from commercial paper and other short-term financing of $1.3 billion; lower stock repurchases of $205 million; and lower net cash used for other financing activities of $73 million. These increases were partially offset by higher dividend payments of $627 million. Further, during the first half of fiscal 2025, we refinanced our term loan credit agreement that we entered into in fiscal 2023, which resulted in no net impact on financing cash flows for the period reported.

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

	Trailing Four-Quarters Ended November 30,
(Dollars in millions)	2025	Change	2024
Net cash provided by operating activities	$22,296	10%	$20,287
Capital expenditures	(35,477)	230%	(10,745)
Free cash flow	$(13,181)	*	$9,542
Net income	$15,425		$11,624
Net cash provided by operating activities as a percent of net income	145%		175%
Free cash flow as percent of net income	-85%		82%

*	Not meaningful

Recent Financing Activities:

Senior Notes: In September 2025, we issued $18.0 billion par value of fixed-rate senior notes comprising the following:

•
$3.0 billion of 4.45% senior notes due September 2030;
•
$3.0 billion of 4.80% senior notes due September 2032;
•
$4.0 billion of 5.20% senior notes due September 2035;
•
$2.5 billion of 5.875% senior notes due September 2045;
•
$3.5 billion of 5.95% senior notes due September 2055; and
•
$2.0 billion of 6.10% senior notes due September 2065.

We issued the senior notes for general corporate purposes, which may include capital expenditures, repayment of indebtedness, future investments or acquisitions and payment of cash dividends on or repurchases of our common stock. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Contractual Obligations: During the first half of fiscal 2026, we entered into certain significant leases for data centers and other contractual commitments and issued $18.0 billion of senior notes in September 2025 with various maturity dates. Refer to Notes 3 and 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for more information about our contractual obligations.

Capital Expenditures: Cash used for capital expenditures increased from $6.3 billion in the first half of fiscal 2025 to $20.5 billion in the first half of fiscal 2026 primarily due to the expansion of our data centers. We expect this upward trend to continue throughout the remainder of fiscal 2026 and in the next few fiscal years as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

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

Remaining Performance Obligations from Contracts with Customers

Remaining performance obligations were $523.3 billion and $97.3 billion as of November 30, 2025 and 2024, respectively. The increase in remaining performance obligations as of November 30, 2025 in comparison to November 30, 2024 was primarily attributable to certain significant cloud contracts that were entered into during the period. For more information about our remaining performance obligations, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2022 has been an annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options as of November 30, 2025, which generally have a ten-year exercise period, the majority have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has partially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for capital expenditures, acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of November 30, 2025, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 3.8%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2026. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Based on our management’s evaluation (with the participation of our Principal Executive Officers and Principal Financial Officer), as of the end of the period covered by this Quarterly Report, our Principal Executive Officers and Principal Financial Officer have concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management (including our Principal Executive Officers and Principal Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls: Our management, including our Principal Executive Officers and Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2025, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. There was no stock repurchase activity for the three months ended November 30, 2025.

Our stock repurchase authorization does not have an expiration date and the pace of any future repurchase activity will depend on factors such as our working capital needs, our cash requirements for capital expenditures, acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 trading plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of Oracle stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended November 30, 2025, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K under Exchange Act):

•
Douglas Kehring, our Executive Vice President, Principal Financial Officer, adopted a new trading plan on October 9, 2025. Mr. Kehring’s plan is scheduled to terminate on July 17, 2026, subject to early termination for certain specified events set forth in the plan. The trading plan is intended to permit Mr. Kehring to sell up to 50,648 shares of Oracle stock subject to certain limit prices set forth in the plan.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Oracle’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangement will be disclosed publicly in future Section 16 filings with the SEC.

Item 6. Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

4.01	Forms of 4.450% Notes due 2030, 4.800% Notes due 2032, 5.200% Notes due 2035, 5.875% Notes due 2045, 5.950% Notes due 2055 and 6.100% Notes due 2065, together with an Officers’ Certificate issued September 26, 2025 setting forth the terms of the Notes	8-K	001-35992	4.1	9/26/25	Oracle Corporation

10.16*‡	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2020 Equity Incentive Plan

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2025 and May 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended November 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, formatted in Inline XBRL and included in Exhibit 101

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 11, 2025	By:	/s/ Douglas Kehring
Douglas Kehring Executive Vice President, Principal Financial Officer (Principal Financial Officer)

Date: December 11, 2025	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)