Form 10-Q
period 2026-02-28
ORACLE CORP
filed 2026-03-11
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35992

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Oracle Way Austin, Texas	78741
(Address of principal executive offices)	(Zip Code)

(737) 867-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ORCL	New York Stock Exchange
Depositary Shares, each representing a 1/2,000th interest in a share of 6.50% Series D Mandatory Convertible Preferred Stock, par value $0.01 per share	ORCL-PRD	New York Stock Exchange

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

The number of shares of registrant’s common stock outstanding as of March 5, 2026 was: 2,876,046,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2026 and May 31, 2025

(Unaudited)

(in millions, except per share data)	February 28, 2026	May 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$38,455	$10,786
Marketable securities	677	417
Trade receivables, net of allowances for credit losses of $549 and $557 as of February 28, 2026 and May 31, 2025, respectively	10,719	8,558
Prepaid expenses and other current assets	5,023	4,818
Total current assets	54,874	24,579
Non-current assets:
Property, plant and equipment, net	83,617	43,522
Intangible assets, net	3,641	4,587
Goodwill	62,274	62,207
Deferred tax assets	11,360	11,877
Other non-current assets	29,474	21,589
Total non-current assets	190,366	143,782
Total assets	$245,240	$168,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$9,887	$7,271
Accounts payable	9,474	5,113
Accrued compensation and related benefits	1,940	2,243
Deferred revenues	9,881	9,387
Other current liabilities	9,555	8,629
Total current liabilities	40,737	32,643
Non-current liabilities:
Notes payable and other borrowings, non-current	124,718	85,297
Income taxes payable	11,402	10,269
Operating lease liabilities	18,512	11,536
Other non-current liabilities	10,820	7,647
Total non-current liabilities	165,452	114,749
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value and additional paid in capital—authorized: 1.0 shares; outstanding: 0.05 shares as of February 28, 2026 of 6.50% Series D Mandatory Convertible Preferred Stock (none as of May 31, 2025)	4,954	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,875 shares and 2,807 shares as of February 28, 2026 and May 31, 2025, respectively	41,910	37,107
Accumulated deficit	(7,092)	(15,481)
Accumulated other comprehensive loss	(1,277)	(1,175)
Total Oracle Corporation stockholders’ equity	38,495	20,451
Noncontrolling interests	556	518
Total stockholders’ equity	39,051	20,969
Total liabilities and stockholders’ equity	$245,240	$168,361

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2026 and 2025

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2026	2025	2026	2025
Revenues:
Cloud	$8,914	$6,210	$24,076	$17,769
Software	6,119	5,926	17,717	17,756
Hardware	714	703	2,160	2,086
Services	1,443	1,291	4,220	3,885
Total revenues	17,190	14,130	48,173	41,496
Operating expenses:
Cloud and software(1)	4,776	2,882	12,373	8,226
Hardware(1)	183	197	576	530
Services(1)	1,133	1,116	3,401	3,430
Sales and marketing(1)	2,052	2,119	6,263	6,345
Research and development	2,607	2,429	7,658	7,206
General and administrative	389	390	1,174	1,135
Amortization of intangible assets	413	548	1,239	1,763
Acquisition related and other	20	28	55	72
Restructuring	153	63	961	220
Total operating expenses	11,726	9,772	33,700	28,927
Operating income	5,464	4,358	14,473	12,569
Interest expense	(1,180)	(892)	(3,160)	(2,600)
Non-operating income (expenses), net	132	(18)	2,872	39
Income before income taxes	4,416	3,448	14,185	10,008
Provision for income taxes	695	512	1,402	992
Net income	$3,721	$2,936	$12,783	$9,016
Preferred stock dividends	22	—	22	—
Net income available to common shareholders	$3,699	$2,936	$12,761	$9,016
Earnings per share attributable to common shareholders:
Basic	$1.29	$1.05	$4.47	$3.24
Diluted	$1.27	$1.02	$4.38	$3.15
Weighted average common shares outstanding:
Basic	2,874	2,799	2,855	2,783
Diluted	2,912	2,874	2,914	2,865

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 28, 2026 and 2025

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Net income	$3,721	$2,936	$12,783	$9,016
Other comprehensive loss, net of tax:
Net foreign currency translation gains (losses)	2	(54)	(60)	(51)
Net unrealized losses on cash flow hedges	(6)	(19)	(39)	(107)
Other, net	(2)	(1)	(3)	(3)
Total other comprehensive loss, net	(6)	(74)	(102)	(161)
Comprehensive income	$3,715	$2,862	$12,681	$8,855

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended February 28, 2026 and 2025

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2026	2025	2026	2025
Preferred stock and additional paid in capital
Balance, beginning of period	$—	$—	$—	$—
Mandatory convertible preferred stock issued	4,954	—	4,954	—
Balance, end of period	$4,954	$—	$4,954	$—
Common stock and additional paid in capital
Balance, beginning of period	$40,577	$34,310	$37,107	$32,764
Common stock issued	9	213	1,317	520
Stock-based compensation	1,328	1,198	3,608	3,374
Repurchases of common stock	—	(10)	(6)	(34)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(2)	(1)	(111)	(900)
Other, net	(2)	(19)	(5)	(33)
Balance, end of period	$41,910	$35,691	$41,910	$35,691
Accumulated deficit
Balance, beginning of period	$(9,355)	$(19,045)	$(15,481)	$(22,628)
Repurchases of common stock	—	(140)	(87)	(416)
Preferred stock dividends	(22)	—	(22)	—
Common stock dividends	(1,436)	(1,119)	(4,285)	(3,340)
Net income	3,721	2,936	12,783	9,016
Balance, end of period	$(7,092)	$(17,368)	$(7,092)	$(17,368)
Other stockholders’ equity, net
Balance, beginning of period	$(765)	$(1,029)	$(657)	$(897)
Other comprehensive loss, net	(6)	(74)	(102)	(161)
Other, net	50	41	38	(4)
Balance, end of period	$(721)	$(1,062)	$(721)	$(1,062)
Total stockholders’ equity	$39,051	$17,261	$39,051	$17,261
Cash dividends declared per common share	$0.50	$0.40	$1.50	$1.20

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2026 and 2025

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$12,783	$9,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,208	2,715
Amortization of intangible assets	1,239	1,763
Deferred income taxes	(295)	(1,097)
Stock-based compensation	3,608	3,374
Gains from investments and other, net	(2,149)	422
Changes in operating assets and liabilities:
Increase in trade receivables, net	(2,201)	(312)
Decrease in prepaid expenses and other assets	1,386	603
Decrease in accounts payable and other liabilities	(821)	(633)
Decrease in income taxes payable	(1,651)	(1,222)
Increase in deferred revenues	250	35
Net cash provided by operating activities	17,357	14,664
Cash flows from investing activities:
Purchases of marketable securities and other investments	(1,663)	(838)
Proceeds from sales and maturities of marketable securities and other investments	4,857	444
Capital expenditures	(39,170)	(12,135)
Net cash used for investing activities	(35,976)	(12,529)
Cash flows from financing activities:
Proceeds from issuances of common stock	1,317	520
Payments for repurchases of common stock	(95)	(450)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(111)	(900)
Proceeds from issuances of mandatory convertible preferred stock, net of issuance costs	4,954	—
Payments of dividends to stockholders	(4,285)	(3,340)
Proceeds from (repayments of) commercial paper and other short-term financing, net	2,279	(396)
Proceeds from issuances of senior notes, term loan credit agreements and other borrowings, net of issuance costs	44,544	19,548
Repayments of senior notes, term loan credit agreements and other borrowings	(2,193)	(9,771)
Other financing activities, net	(215)	(299)
Net cash provided by financing activities	46,195	4,912
Effect of exchange rate changes on cash and cash equivalents	93	(95)
Net increase in cash and cash equivalents	27,669	6,952
Cash and cash equivalents at beginning of period	10,786	10,454
Cash and cash equivalents at end of period	$38,455	$17,406
Non-cash investing activities:
Unpaid capital expenditures	$4,506	$1,846

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

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

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the nine months ended February 28, 2026.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 28, 2026 and May 31, 2025 and our condensed consolidated statements of cash flows for the nine months ended February 28, 2026 and 2025 was immaterial.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of February 28, 2026 and May 31, 2025. The revenues recognized during the nine months ended February 28, 2026 and 2025 that were included in the opening deferred revenues balances as of May 31, 2025 and 2024 were approximately $8.7 billion and $8.6 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three and nine months ended February 28, 2026 and 2025, respectively.

Remaining performance obligations were $552.6 billion as of February 28, 2026, of which we expect to recognize approximately 12% as revenues over the next twelve months, 31% over the subsequent month 13 to month 36, 35% over the subsequent month 37 to month 60 and the remainder thereafter. We have elected the optional exemption to not disclose the variable consideration for contracts in which the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations. Refer to Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for more information about our remaining performance obligations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire certain of our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $333 million and $1.4 billion for the three and nine months ended February 28, 2026, respectively, and $306 million and $1.2 billion for the three and nine months ended February 28, 2025, respectively.

Non-Marketable Investments

Our non-marketable debt investments and equity securities and related instruments totaled $2.2 billion and $2.1 billion as of February 28, 2026 and May 31, 2025, respectively, and substantially all of the balance is included in other non-current assets in the accompanying condensed consolidated balance sheets and is subject to periodic credit losses and impairment reviews. Certain of these non-marketable equity securities and related instruments are adjusted for observable price changes from orderly transactions. The majority of the non-marketable debt and equity investments we held as of May 31, 2025 were with Ampere Computing Holdings LLC (Ampere), an equity method investee. On November 25, 2025, SoftBank Group Corp. acquired all of the equity interests of Ampere (the Ampere Acquisition). We received cash proceeds of $4.3 billion in exchange for our equity, debt and call option interests in Ampere in the Ampere Acquisition. We recorded $2.7 billion of realized gain, which is included in the non-operating income (expenses), net line item in our condensed consolidated statements of operations for the nine months ended February 28, 2026. We have no remaining investment in Ampere as of February 28, 2026. The substantial majority of the non-marketable investments we held as of February 28, 2026 were with TikTok USDS Joint Venture LLC, an equity method investee in which we have an ownership interest of 15% as of February 28, 2026.

Acquisition Related and Other Expenses

Acquisition related and other expenses primarily consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Transitional and other employee-related costs	$—	$—	$1	$3
Business combination adjustments, net	—	1	5	(4)
Other, net	20	27	49	73
Total acquisition related and other expenses	$20	$28	$55	$72

Non-Operating Income (Expenses), net

Non-operating income (expenses), net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses and gains related to marketable and non-marketable investments, including net losses and gains attributable to equity method investments (primarily Ampere) and net other income and expenses, including net gains and losses from our investment portfolio related to our deferred

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

compensation plan, for which an equal and offsetting amount was recorded to our operating expenses during the same period, and non-service net periodic pension income and losses.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Interest income	$196	$135	$491	$418
Foreign currency losses, net	(51)	(37)	(110)	(96)
Noncontrolling interests in income	(53)	(48)	(146)	(138)
(Losses) gains from marketable and non-marketable investments, net	(7)	(59)	2,434	(236)
Other income (expenses), net	47	(9)	203	91
Total non-operating income (expenses), net	$132	$(18)	$2,872	$39

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

February 28, 2026

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 28, 2026			May 31, 2025
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$32,305	$—	$32,305	$2,220	$—	$2,220
Time deposits and other	63	763	826	59	526	585
Derivative financial instruments	—	16	16	—	54	54
Total assets	$32,368	$779	$33,147	$2,279	$580	$2,859
Liabilities:
Derivative financial instruments	$—	$—	$—	$—	$26	$26

Our cash equivalents and marketable securities investments consist of money market funds, time deposits and marketable equity securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of February 28, 2026 and May 31, 2025, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $130.9 billion and $90.3 billion of senior notes and other long-term borrowings and the related fair value hedges, if any, that we had outstanding as of February 28, 2026 and May 31, 2025, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges, if any, using Level 2 inputs at February 28, 2026 and May 31, 2025 were $118.4 billion and $81.3 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

3.
NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In the first nine months of fiscal 2026, we issued a total of $43.0 billion par value of senior notes comprised of the following:

		February 28, 2026
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate
Fixed-rate senior notes:
$3,000, 4.55%, due February 2029	February 2026	$3,000	4.74%
$3,000, 4.45%, due September 2030	September 2025	3,000	4.55%
$3,500, 4.95%, due February 2031	February 2026	3,500	5.08%
$3,000, 4.80%, due September 2032	September 2025	3,000	4.87%
$3,000, 5.35%, due May 2033	February 2026	3,000	5.42%
$4,000, 5.20%, due September 2035	September 2025	4,000	5.25%
$5,000, 5.70%, due February 2036	February 2026	5,000	5.78%
$2,500, 5.875%, due September 2045	September 2025	2,500	5.91%
$2,250, 6.55%, due February 2046	February 2026	2,250	6.59%
$3,500, 5.95%, due September 2055	September 2025	3,500	6.05%
$5,000, 6.70%, due February 2056	February 2026	5,000	6.74%
$2,000, 6.10%, due September 2065	September 2025	2,000	6.17%
$2,750, 6.85%, due February 2066	February 2026	2,750	6.89%
Floating-rate senior notes:
$500, Compounded SOFR plus 1.11%, due February 2029	February 2026	500	4.92%
Total senior notes		$43,000
Unamortized discount/issuance costs		(251)
Total senior notes, net		$42,749

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

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle. All existing and future indebtedness and liabilities of the subsidiaries of Oracle are or will be effectively senior to the senior notes. We were in compliance with all senior notes-related covenants as of February 28, 2026.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025. Refer to Note 12 below for subsequent events related to certain of our borrowing arrangements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

4.
RESTRUCTURING ACTIVITIES

Fiscal 2026 Oracle Restructuring Plan

During the first nine months of fiscal 2026, our management approved, committed to, initiated and further supplemented plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2026 Restructuring Plan). The total estimated restructuring costs associated with the 2026 Restructuring Plan are up to $2.1 billion and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred through the end of the plan. We recorded $156 million and $982 million of restructuring expenses in connection with the 2026 Restructuring Plan for the three and nine months ended February 28, 2026, respectively. Any changes to the estimates of executing the 2026 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued	Nine Months Ended February 28, 2026				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2025(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	February 28, 2026(2)	Accrued to Date	Program Costs
2026 Restructuring Plan(1)
Cloud and software	$—	$333	$24	$(234)	$1	$124	$357	$786
Hardware	—	37	1	(24)	—	14	38	83
Services	—	124	6	(81)	—	49	130	399
Other	—	423	34	(354)	2	105	457	835
Total 2026 Restructuring Plan	$—	$917	$65	$(693)	$3	$292	$982	$2,103
Total other restructuring plans(6)	$212	$—	$(21)	$(95)	$4	$100
Total restructuring plans	$212	$917	$44	$(788)	$7	$392

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
As of February 28, 2026, $319 million and $73 million were recorded in other current liabilities and other non-current liabilities, respectively, within our condensed consolidated balance sheets. As of May 31, 2025, substantially all restructuring liabilities have been recorded in other current liabilities within our condensed consolidated balance sheets.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

5.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2026	May 31, 2025
Cloud	$3,394	$2,959
Software	5,480	5,350
Hardware	495	614
Services	512	464
Deferred revenues, current	9,881	9,387
Deferred revenues, non-current (in other non-current liabilities)	1,301	1,346
Total deferred revenues	$11,182	$10,733

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

6.
LEASES AND OTHER COMMITMENTS

Leases

We have operating and finance leases that primarily relate to our data centers and real estate facilities.

The components of lease expense were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Operating lease cost	$725	$440	$1,932	$1,209
Finance lease cost:
Amortization of ROU assets	$98	$8	$232	$8
Interest on lease liabilities	77	6	184	6
Total finance lease cost	$175	$14	$416	$14

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

(in millions)	February 28, 2026	May 31, 2025
Operating leases:
Operating lease ROU assets	$20,817	$13,145
Operating lease liabilities:
Operating lease liabilities, current	$2,798	$1,914
Operating lease liabilities, non-current	18,512	11,536
Total operating lease liabilities	$21,310	$13,450
Finance leases:
Finance lease ROU assets	$6,060	$2,874
Finance lease liabilities:
Finance lease liabilities, current	$539	$257
Finance lease liabilities, non-current	5,711	2,677
Total finance lease liabilities	$6,250	$2,934

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended February 28,
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$1,741	$1,151
Finance leases	$286	$8
ROU assets obtained in exchange for lease obligations:
Operating leases	$8,837	$5,404
Finance leases	$3,419	$902

Maturities of lease liabilities were as follows as of February 28, 2026 (in millions):

	Operating Leases	Finance Leases
Remainder of fiscal 2026	$807	$154
Fiscal 2027	2,712	535
Fiscal 2028	2,665	551
Fiscal 2029	2,589	567
Fiscal 2030	2,562	584
Fiscal 2031	2,507	601
Thereafter	14,884	6,199
Total lease payments	28,726	9,191
Less: imputed interest	(7,416)	(2,941)
Total lease liability	$21,310	$6,250

As of February 28, 2026, we had $261 billion of additional lease commitments, substantially all related to data center arrangements, that are generally expected to commence between the fourth quarter of fiscal 2026 and fiscal 2028 and for terms of fifteen to nineteen years that were not reflected on our condensed consolidated balance sheets as

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

of February 28, 2026. These additional lease commitments include a lease for which we have guaranteed up to $2.2 billion of the lessor’s borrowing, which matures in September 2026.

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements that are enforceable and legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. As of February 28, 2026, our unconditional purchase and certain other obligations, which were primarily related to data center power arrangements, were $11 billion.

7.
STOCKHOLDERS’ EQUITY

Mandatory Convertible Preferred Stock

On February 5, 2026, we issued 100,000,000 depositary shares, representing 50,000 shares of our 6.50% Series D Mandatory Convertible Preferred Stock (Mandatory Convertible Preferred Stock). The Mandatory Convertible Preferred Stock has a $100,000 per share liquidation preference and $0.01 per share par value. The proceeds from the issuance of Mandatory Convertible Preferred Stock will be used for general corporate purposes, which may include capital expenditures, repayment of indebtedness, future investments or acquisitions and payment of cash dividends on or repurchases of our common stock.

Dividends are cumulative at an annual rate of 6.50% on the liquidation preference of $100,000 per share of Mandatory Convertible Preferred Stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on the January 1, April 1, July 1 and October 1 immediately preceding the relevant dividend payment date.

Unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is January 15, 2029, into between 499.8126 and 624.7657 shares of our common stock, depending on the applicable market value of our common stock upon conversion and subject to certain anti-dilution adjustments. The applicable market value of our common stock will be determined based on the average volume-weighted average price per share of the common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to January 15, 2029.

If a fundamental change occurs on or prior to January 15, 2029, then holders of Mandatory Convertible Preferred Stock will be entitled to convert all or any portion of their shares into shares of our common stock. In that case, the Mandatory Convertible Preferred Stock will convert at the fundamental change conversion rate for a specified period of time and holders will receive a make-whole dividend amount to compensate them for any unpaid accumulated dividends and any remaining future scheduled dividend payments.

Other than during a fundamental change conversion period, at any time prior to January 15, 2029, holders of Mandatory Convertible Preferred Stock may elect to convert all or any portion of their shares at a conversion rate of 499.8126 shares of common stock per share of Mandatory Convertible Preferred Stock, subject to certain anti-dilution and other adjustments.

The Mandatory Convertible Preferred Stock will not be redeemable at our election before the mandatory conversion date. The holders of the Mandatory Convertible Preferred Stock will not have any voting rights, with limited exceptions.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

Common Stock

On February 2, 2026, we entered into an equity distribution agreement with certain sales agents party thereto, pursuant to which we may sell shares of our common stock having aggregate sales proceeds of up to $20 billion from time to time through an “at-the-market” offering program (the ATM Program).

Subject to the terms and conditions of the agreement, we may sell shares of common stock through the sales agents listed in the agreement in amounts and at times to be determined by us. In addition, we may elect to sell, through the sales agents or through others (whether acting as agent or principal), shares of our common stock for forward settlement. We are not obligated to sell any of the shares of our common stock under the ATM Program. The proceeds from offerings under the ATM Program, if any, will be used for general corporate purposes, which may include capital expenditures, repayment of indebtedness, future investments or acquisitions and payment of cash dividends on or repurchases of our common stock. As of February 28, 2026, we have not sold any shares of our common stock under the ATM Program.

Common Stock Repurchases

Our Board of Directors (the Board) has approved a program for us to repurchase shares of our common stock. As of February 28, 2026, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 0.4 million shares for $93 million during the nine months ended February 28, 2026 and 2.9 million shares for $450 million during the nine months ended February 28, 2025 under the stock repurchase program.

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

Dividends on Preferred and Common Stock

In March 2026, the Board declared a quarterly cash dividend of $1,263.89 per share of our outstanding Mandatory Convertible Preferred Stock and $0.50 per share of our outstanding common stock. The Mandatory Convertible Preferred Stock dividend is payable on April 15, 2026 to stockholders of record as of the close of business on April 1, 2026 and the common stock dividend is payable on April 24, 2026 to stockholders of record as of the close of business on April 9, 2026. Future declarations of dividends on Oracle stocks and the establishment of future record and payment dates for our common stock are subject to the final determination of the Board.

Fiscal 2026 Stock‑Based Awards Activity and Compensation Expense

During the first nine months of fiscal 2026, we issued 20 million restricted stock-based units (RSUs) and stock options for 14 million shares of common stock (consisting of 13 million service-based stock options (SOs) and 1 million performance-based stock options (PSOs)). The majority of these awards were part of our annual stock-based award process. All of these awards are subject to service-based vesting restrictions, with the PSOs additionally having performance-based vesting restrictions. These fiscal 2026 stock-based award issuances were partially offset by stock-based award forfeitures and cancellations of 17 million shares during the first nine months of fiscal 2026.

The SOs were granted with an exercise price not less than the closing share price of our common stock on the grant date, generally become exercisable 25% annually over four years of service, and generally expire ten years from the date of grant. The PSOs were granted with an exercise price not less than the closing share price of our common stock on the grant date and expire ten years from the date of grant. We estimated the fair values of our SOs and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

PSOs using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of SOs. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The RSUs that were granted during the nine months ended February 28, 2026 generally vest 25% annually over four years of service and were valued using methodologies of a similar nature as those described in Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Cloud and software	$171	$160	$478	$459
Hardware	8	8	21	21
Services	58	54	158	150
Sales and marketing	212	200	574	556
Research and development	785	675	2,100	1,902
General and administrative	94	101	277	286
Total stock-based compensation	$1,328	$1,198	$3,608	$3,374

8.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 15.7% and 9.9% for the three and nine months ended February 28, 2026, respectively, and 14.9% and 9.9% for the three and nine months ended February 28, 2025, respectively.

Our net deferred tax assets were $10.6 billion and $10.2 billion as of February 28, 2026 and May 31, 2025, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

February 28, 2026

(Unaudited)

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

9.
SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers (CODMs) are our Chief Executive Officers and Chief Technology Officer. We are organized by line of business and geographically. While our CODMs evaluate results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. The tabular information below presents financial information, including information on segment revenues, significant segment expenses categories and amounts on a segment basis and included within each reported measure of a segment’s profit or loss, that is regularly provided to our CODMs for their review and assists our CODMs with evaluating the company’s performance and allocating company resources.

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

Our cloud and software business engages in the sale, marketing and delivery of our enterprise applications and infrastructure technologies through cloud and on-premise deployment models, including our cloud offerings and our software offerings, which include software license offerings and software support offerings. Cloud revenues are generated from applications and infrastructure offerings that are typically contracted with customers directly, billed to customers either in advance or in arrears, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Our cloud contracts provide customers with access to the latest technological updates as they become available and for which the customer contracted together with related technical support services over the contractual term. Software revenues represent (1) fees earned from granting customers software licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and on-premise information technology (IT) environments. We generally recognize revenues at the point in time the software is made available to the customer to download and use, which typically is immediate upon signature of the license contract; and (2)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

software support revenues, which are typically contracted with customers directly, billed to customers in advance, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Software support contracts provide customers with technical support services and unspecified license upgrades and enhancements during the term of the support period. In each fiscal year, our cloud and software business’ contractual activities, excluding the impact of timing of booking of large contracts, are typically highest in our fourth fiscal quarter, and the related cash flows are typically highest in the following quarter (i.e., in the first fiscal quarter of the next fiscal year) as we receive payments from these contracts. Costs associated with our cloud and software business are largely infrastructure- and personnel-related, including the cost of providing our cloud and software offerings, salaries and commissions earned by our sales force for the sale of our cloud and software offerings and marketing program costs.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

The following table presents summary results for each of our three businesses:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Cloud and software:
Revenues	$15,033	$12,136	$41,793	$35,525
Cloud and software expenses	4,574	2,690	11,799	7,667
Sales and marketing expenses	1,752	1,817	5,420	5,477
Margin(1)	$8,707	$7,629	$24,574	$22,381
Hardware:
Revenues	$714	$703	$2,160	$2,086
Hardware products and support expenses	172	187	546	499
Sales and marketing expenses	57	66	170	201
Margin(1)	$485	$450	$1,444	$1,386
Services:
Revenues	$1,443	$1,291	$4,220	$3,885
Services expenses	1,043	1,029	3,143	3,174
Margin(1)	$400	$262	$1,077	$711
Totals:
Revenues	$17,190	$14,130	$48,173	$41,496
Expenses	7,598	5,789	21,078	17,018
Margin(1)	$9,592	$8,341	$27,095	$24,478

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

The following table reconciles total margin for operating segments to income before income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Total margin for operating segments	$9,592	$8,341	$27,095	$24,478
Research and development	(2,607)	(2,429)	(7,658)	(7,206)
General and administrative	(389)	(390)	(1,174)	(1,135)
Amortization of intangible assets	(413)	(548)	(1,239)	(1,763)
Acquisition related and other	(20)	(28)	(55)	(72)
Restructuring	(153)	(63)	(961)	(220)
Stock-based compensation for operating segments	(449)	(422)	(1,231)	(1,186)
Expense allocations and other, net	(97)	(103)	(304)	(327)
Interest expense	(1,180)	(892)	(3,160)	(2,600)
Non-operating income (expenses), net	132	(18)	2,872	39
Income before income taxes	$4,416	$3,448	$14,185	$10,008

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

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

The following table is a summary of our total revenues by geographic region:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Americas	$11,361	$9,000	$31,490	$26,305
EMEA(1)	3,964	3,421	11,204	10,029
Asia Pacific	1,865	1,709	5,479	5,162
Total revenues	$17,190	$14,130	$48,173	$41,496

(1)
Comprised of Europe, the Middle East and Africa

The following table presents our software revenues by offerings:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Software license	$1,150	$1,129	$2,856	$3,194
Software support	4,969	4,797	14,861	14,562
Total software revenues	$6,119	$5,926	$17,717	$17,756

The following table presents our cloud revenues by offerings:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Cloud applications	$4,026	$3,558	$11,762	$10,529
Cloud infrastructure	4,888	2,652	12,314	7,240
Total cloud revenues	$8,914	$6,210	$24,076	$17,769

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

10.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options and shares issuable under the employee stock purchase plan as applicable pursuant to the treasury stock method and the dilutive effect of Mandatory Convertible Preferred Stock pursuant to the if-converted method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2026	2025	2026	2025
Net income	$3,721	$2,936	$12,783	$9,016
Preferred stock dividends	22	—	22	—
Net income available to common shareholders	$3,699	$2,936	$12,761	$9,016
Weighted-average common shares outstanding	2,874	2,799	2,855	2,783
Dilutive effect of employee stock plans	38	75	59	82
Dilutive weighted-average common shares outstanding	2,912	2,874	2,914	2,865
Basic earnings per share attributable to common shareholders	$1.29	$1.05	$4.47	$3.24
Diluted earnings per share attributable to common shareholders	$1.27	$1.02	$4.38	$3.15
Stock awards and shares excluded from calculation(1)	42	22	20	23

(1)
Consists of: (1) anti-dilutive restricted stock-based awards and stock options, both of which were service-based, as calculated using the treasury stock method, (2) anti-dilutive Mandatory Convertible Preferred Stock as calculated using the if-converted method and (3) contingently issuable shares pursuant to PSO arrangements as the performance conditions were not met. These excluded shares could be dilutive in the future.
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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

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

Oracle filed its statement of appeal with the Dutch Supreme Court on December 20, 2024, and TPC appeared in the proceedings on January 31, 2025. The filing of the Supreme Court appeal effectively suspended proceedings before the District Court pursuant to applicable procedural rules. TPC filed its statement of defense in response to our Supreme Court appeal and a counter appeal on February 27, 2025. Oracle filed its statement of defense to the counter appeal on March 28, 2025. TPC and Oracle filed their written submissions setting out their detailed arguments on July 18, 2025. The parties filed their respective further written replies and rejoinders on August 28, 2025. A hearing on this matter was held on September 26, 2025. As scheduled, on January 30, 2026, the Advocate General handed down a non-binding opinion advising the Supreme Court to dismiss Oracle’s grounds of appeal and to uphold TPC’s appeal in part. On March 6, 2026, we filed a response to the opinion. The Supreme Court’s judgment is scheduled to be issued on June 28, 2026.

On September 24, 2025, TPC filed a motion in the District Court to lift the suspension of proceedings. On September 25, 2025, Oracle opposed that motion. The court has not yet ruled on that motion.

We believe that we have meritorious defenses against this action, including defenses to the quantum of damages claimed, and we will continue to vigorously defend it.

While the final outcome of this matter cannot be predicted with certainty, we do not believe that it will have a material impact on our financial position or results of operations.

Securities Class Action Regarding Oracle Cloud Infrastructure

On February 3, 2026, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the District of Delaware against us, our Chief Technology Officer, our two Chief Executive Officers, two other Oracle executives, and one member of the Board. The plaintiff alleges that defendants made or are responsible for false and misleading statements regarding Oracle’s cloud infrastructure business. The plaintiff seeks a ruling that this case may proceed as a class action and seeks damages and attorneys’ fees and costs. The court has not yet set a schedule for defendants to respond to the plaintiff’s complaint.

We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

While the final outcome of this matter cannot be predicted with certainty, we do not believe that it will have a material impact on our financial position or results of operations.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2026

(Unaudited)

12.
SUBSEQUENT EVENTS

Revolving Credit Agreement

On March 6, 2026, Oracle terminated its existing $6.0 billion, five-year revolving credit agreement among Oracle, as borrower, Bank of America, N.A., as administrative agent, and the lenders and other agents named therein, which was originally scheduled to terminate on March 8, 2027. On March 6, 2026, Oracle entered into a new $10.0 billion, five-year revolving credit agreement (the Revolving Credit Agreement) among Oracle, as borrower, Bank of America, N.A., as administrative agent, and the lenders and other agents named therein, which provides for an unsecured $10.0 billion, five-year revolving credit facility (the Revolving Facility) to Oracle for working capital purposes and for other general corporate purposes.

Subject to certain conditions stated in the Revolving Credit Agreement, Oracle may borrow, prepay and reborrow amounts under the Revolving Facility during the term of the Revolving Credit Agreement. All amounts borrowed under the Revolving Credit Agreement will become due on March 6, 2031, unless the commitments are terminated earlier either at the request of Oracle or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Interest is based on either (a) a Term Secured Overnight Financing Rate (SOFR)-based formula plus a margin of 87.5 basis points to 150.0 basis points, depending on the credit rating assigned to Oracle’s long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis point to 50.0 basis points, depending on the same such credit rating, each as set forth in the Revolving Credit Agreement.

The Revolving Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the ratio of “Consolidated EBITDA” to “Consolidated Net Interest Expense” (each term as defined in the Revolving Credit Agreement) of Oracle and its subsidiaries shall not be less than 3.0 to 1.0 at the end of any fiscal quarter during the period that the Revolving Credit Agreement is effective. If an event of default occurs under the Revolving Credit Agreement and is not cured within applicable grace periods or waived, any unpaid amounts under the Revolving Credit Agreement may be declared immediately due and payable and the commitments under the agreement may be terminated.

At this time, Oracle has not borrowed any funds under the Revolving Credit Agreement.

Commercial Paper Program

On March 6, 2026, Oracle increased its commercial paper program to $10.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas.

As of February 28, 2026, $3.8 billion of commercial paper notes are outstanding under the commercial paper program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Quarterly Report) contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Forward-looking statements may appear throughout this Quarterly Report and include, among other things, statements regarding our future operations, financial condition and prospects, and business strategies; our expectation that, on a constant currency basis, our total cloud and software revenues generally will continue to increase due to expected growth in our cloud revenues and continued demand for our software offerings; our expectation that substantially all of our customers will renew their software support contracts upon expiration; our expectation that current and expected customer demand will require continued growth in our cloud and software expenses and capital expenditures in order to increase our existing data center capacity and establish additional data centers in new geographic locations; our expectation that the proportion of our cloud revenues relative to our total revenues will continue to increase; the sufficiency of our sources of funding, including future sales of our common stock under the at-the-market offering program and uses of such funds for working capital, capital expenditures, contractual obligations, acquisitions, dividends, stock repurchases, debt repayments and other matters; our belief that we have adequately provided under United States (U.S.) generally accepted accounting principles for outcomes related to our tax audits, that the final outcome of our tax-related examinations, agreements or judicial proceedings will not have a material effect on our results of operations and that our net deferred tax assets will likely be realized in the foreseeable future; our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any; the timing and amount of expenses we expect to incur; declarations and amounts of future cash dividend payments and the timing and amount of future stock repurchases; our ability to manage dilution associated with our at-the-market offering program; our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements; our ability to predict revenues and margins; and the amounts and percentages of remaining performance obligations that we expect to recognize as revenues over respective future periods. These and other forward-looking statements may be preceded by, followed by or include the words “anticipates,” “believes,” “commits,” “continues,” “could,” “endeavors,” “estimates,” “expects,” “focus,” “forecasts,” “future,” “goal,” “intends,” “is designed to,” “likely,” “maintains,” “may,” “ongoing,” “plans,” “possible,” “potential,” “projects,” “seeks,” “shall,” “should,” “strives,” “will” and similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.

These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including in Part 1, Item 1A beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 as well as in other sections of such report and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2026, which runs from June 1, 2025 to May 31, 2026. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Quarterly Report should be read in conjunction with those filings.

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud Services has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related software support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud revenues relative to our total revenues has increased and we expect this trend to continue. Cloud revenues represented 52% and 50% of our total revenues for the three- and nine-month periods ended February 28, 2026, respectively, and 44% and 43% of our total revenues for the three- and nine-month periods ended February 28, 2025, respectively.

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

During the first nine months of fiscal 2026, there were no significant changes to our critical accounting estimates. Refer to “Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for a more complete discussion of our critical accounting estimates.

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

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2025, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2026 and 2025, our financial statements would reflect reported revenues of $1.18 million in the first nine months of fiscal 2026 (using 1.18 as the applicable average exchange rate for the period) and $1.05 million in the first nine months of fiscal 2025 (using 1.05 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first nine months of fiscal 2026 and 2025 using the May 31, 2025 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Total Revenues by Geography:
Americas	$11,361	26%	25%	$9,000	$31,490	20%	19%	$26,305
EMEA(1)	3,964	16%	6%	3,421	11,204	12%	5%	10,029
Asia Pacific	1,865	9%	7%	1,709	5,479	6%	6%	5,162
Total revenues	17,190	22%	18%	14,130	48,173	16%	14%	41,496
Total Operating Expenses	11,726	20%	18%	9,772	33,700	17%	15%	28,927
Total Operating Margin	$5,464	25%	19%	$4,358	$14,473	15%	11%	$12,569
Total Operating Margin %	32%			31%	30%			30%
% Revenues by Geography:
Americas	66%			64%	66%			63%
EMEA	23%			24%	23%			24%
Asia Pacific	11%			12%	11%			13%
Total Revenues by Business:
Cloud and software	$15,033	24%	20%	$12,136	$41,793	18%	16%	$35,525
Hardware	714	2%	-2%	703	2,160	4%	1%	2,086
Services	1,443	12%	8%	1,291	4,220	9%	7%	3,885
Total revenues	$17,190	22%	18%	$14,130	$48,173	16%	14%	$41,496
% Revenues by Business:
Cloud and software	88%			86%	87%			86%
Hardware	4%			5%	4%			5%
Services	8%			9%	9%			9%

(1)
Comprised of Europe, the Middle East and Africa

Total revenues increased by $3.1 billion and $6.7 billion in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. These increases in reported currency were due to a $2.9 billion and a $6.3 billion increase in cloud and software revenues, a $11 million and a $74 million increase in hardware revenues and a $152 million and a $335 million increase in services revenues, in each case during the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year period. The increase in our cloud and software business revenues was primarily due to growth in our cloud revenues as customers purchased our applications and infrastructure technologies and also renewed their related cloud contracts. In constant currency, cloud applications contributed 15% and 18% and cloud infrastructure contributed 85% and 82% to the growth in cloud revenues in the third quarter and the first nine months of fiscal 2026, respectively. In our hardware business, the increase in revenues was primarily due to the growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings, partially offset by the continued emphasis we placed on the marketing and sale of our growing cloud-based infrastructure technologies. In our services business, the increase in revenues was attributable to an increase in our consulting services revenues. The Americas region contributed 87% and 86% and the EMEA region contributed 8% and 9% to the constant currency total revenue growth during the third quarter and the first nine months of fiscal 2026, respectively, and the Asia Pacific region contributed 5% to the constant currency total revenue growth during each of the fiscal 2026 periods presented.

Total GAAP operating expenses increased by $2.0 billion and $4.8 billion in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. The increase in GAAP operating expenses in reported currency was primarily due to a $1.9 billion and a $4.1 billion increase in cloud and software expenses primarily due to higher infrastructure expenses; a $178 million and a $452 million increase in research and development expenses primarily due to an increase in employee-related expenses, including stock-based compensation expenses and an increase in computer equipment expenses; and a $90 million and a $741 million increase in restructuring expenses, in each case during the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year period. These increases in GAAP operating expenses in reported currency were partially offset by a $135 million and a $524 million decrease in expenses for the amortization of intangible assets as certain of our assets were fully amortized; and a $67 million and an $82 million decrease in sales and marketing expenses.

Our total operating margin increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to higher revenues as discussed above. Total margin as a percentage of revenues increased in the third quarter of fiscal 2026, relative to the corresponding prior year period, due to higher revenues as discussed above. Total margin as a percentage of revenues remained flat in the first nine months of fiscal 2026, relative to the corresponding prior year period.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions and certain other expenses, including stock-based compensation, that affected our GAAP net income:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2026	2025	2026	2025
Amortization of intangible assets(1)	$413	$548	$1,239	$1,763
Acquisition related and other(2)	20	28	55	72
Restructuring(3)	153	63	961	220
Stock-based compensation, operating segments(4)	449	422	1,231	1,186
Stock-based compensation, R&D and G&A(4)	879	776	2,377	2,188
Income tax effects(5)	(412)	(542)	(2,543)	(2,042)
	$1,502	$1,295	$3,320	$3,387

(1)
Represents the amortization of intangible assets, all of which were acquired in connection with our acquisitions. As of February 28, 2026, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2026	$421
Fiscal 2027	729
Fiscal 2028	692
Fiscal 2029	618
Fiscal 2030	580
Fiscal 2031	375
Thereafter	226
Total intangible assets, net	$3,641

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

(4)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2026	2025	2026	2025
Cloud and software	$171	$160	$478	$459
Hardware	8	8	21	21
Services	58	54	158	150
Sales and marketing	212	200	574	556
Stock-based compensation, operating segments	449	422	1,231	1,186
Research and development	785	675	2,100	1,902
General and administrative	94	101	277	286
Total stock-based compensation	$1,328	$1,198	$3,608	$3,374

(5)
For all periods presented, the applicable jurisdictional tax rates were applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring, and certain acquisition related and other items, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure; and for the first nine months of fiscal 2026, after excluding the impact of the U.S. One, Big, Beautiful Bill Act related to the remeasurement of a deferred tax liability. These adjustments resulted in effective tax rates of 17.5% and 19.7%, instead of 15.7% and 9.9%, for the third quarter and the first nine months of fiscal 2026, respectively, and 19.9% and 19.7%, instead of 14.9% and 9.9%, for the third quarter and the first nine months of fiscal 2025, respectively, which in each case represented our effective tax rates as derived per our condensed consolidated statements of operations.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Cloud and Software Revenues:
Americas	$10,117	29%	28%	$7,862	$27,782	21%	21%	$22,951
EMEA	3,362	17%	6%	2,877	9,473	13%	6%	8,378
Asia Pacific	1,554	11%	9%	1,397	4,538	8%	8%	4,196
Total revenues	15,033	24%	20%	12,136	41,793	18%	16%	35,525
Expenses:
Cloud and software(1)	4,574	70%	67%	2,690	11,799	54%	52%	7,667
Sales and marketing(1)	1,752	-4%	-7%	1,817	5,420	-1%	-3%	5,477
Total expenses(1)	6,326	40%	37%	4,507	17,219	31%	29%	13,144
Total Margin	$8,707	14%	10%	$7,629	$24,574	10%	8%	$22,381
Total Margin %	58%			63%	59%			63%
% Revenues by Geography:
Americas	67%			65%	66%			65%
EMEA	23%			24%	23%			23%
Asia Pacific	10%			11%	11%			12%
Revenues by Offerings:
Cloud applications	$4,026	13%	11%	$3,558	$11,762	12%	10%	$10,529
Cloud infrastructure	4,888	84%	81%	2,652	12,314	70%	68%	7,240
Software license	1,150	2%	-2%	1,129	2,856	-11%	-13%	3,194
Software support	4,969	4%	0%	4,797	14,861	2%	0%	14,562
Total revenues	$15,033	24%	20%	$12,136	$41,793	18%	16%	$35,525

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our cloud and software business’ total revenues increased by $2.9 billion and $6.3 billion in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods, primarily due to an increase in cloud revenues as customers purchased our applications and infrastructure technologies and renewed their related cloud contracts. Excluding the favorable impact of currency rate fluctuations of 4% in the third quarter of fiscal 2026 and 2% in the first nine months of fiscal 2026, cloud applications contributed 15% and 18% and cloud infrastructure contributed 85% and 82% to the constant currency growth in cloud revenues in the third quarter and the first nine months of fiscal 2026, respectively. The Americas region contributed 87% and 84%, the EMEA region contributed 8% and 10% and the Asia Pacific region contributed 5% and 6% to the constant currency revenue growth for this business during the third quarter and the first nine months of fiscal 2026, respectively.

Our cloud and software business’ total expenses increased by $1.8 billion and $4.1 billion in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the unfavorable effects of currency rate fluctuations of 3% in the third quarter of fiscal 2026 and 2% in the first nine months of fiscal 2026, the constant currency increase in expenses was primarily due to a $1.8 billion and a $3.9 billion increase in infrastructure expenses in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. Our cloud and software expenses have grown in recent periods, and we expect this trend to continue during fiscal 2026 and in the next few fiscal years as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and software business’ total margin increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to increases in total revenues for this business as discussed above. Total margin as a percentage of revenues in constant currency decreased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to an increase in total expenses driven by higher infrastructure expenses to support growth in our cloud infrastructure offering.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Hardware Revenues:
Americas	$328	-6%	-7%	$348	$1,053	7%	6%	$987
EMEA	236	12%	2%	211	663	3%	-4%	646
Asia Pacific	150	4%	2%	144	444	-2%	-2%	453
Total revenues	714	2%	-2%	703	2,160	4%	1%	2,086
Expenses:
Hardware products and support(1)	172	-7%	-11%	187	546	9%	6%	499
Sales and marketing(1)	57	-14%	-18%	66	170	-15%	-17%	201
Total expenses(1)	229	-9%	-13%	253	716	2%	0%	700
Total Margin	$485	8%	4%	$450	$1,444	4%	2%	$1,386
Total Margin %	68%			64%	67%			66%
% Revenues by Geography:
Americas	46%			50%	49%			47%
EMEA	33%			30%	31%			31%
Asia Pacific	21%			20%	20%			22%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total hardware revenues increased by $11 million and $74 million in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the favorable impact of currency rate fluctuations of 4% in the third quarter of fiscal 2026, the constant currency decrease in hardware revenues was primarily due to our continued emphasis on the marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of hardware support contracts sold in recent periods. Excluding the favorable impact of currency rate fluctuations of 3% in the first nine months of fiscal 2026, the constant currency increase in hardware revenues was primarily due to growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings in the first nine months of fiscal 2026, relative to the corresponding prior year period. In the third quarter of fiscal 2026, the constant currency decrease in hardware revenues in the Americas region was partially offset by a constant currency increase in hardware revenues in the EMEA and the Asia Pacific regions, while in the first nine months of fiscal 2026, the constant currency increase in hardware revenues in the Americas region was partially offset by a constant currency decrease in hardware revenues in the EMEA and the Asia Pacific regions.

Total hardware expenses decreased by $24 million and increased by $16 million in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the unfavorable currency rate fluctuations effect of 4% in the third quarter of fiscal 2026, the constant currency decrease in hardware expenses was due to a $22 million decrease in hardware product and support costs and a $12 million decrease in sales and marketing expenses during the third quarter of fiscal 2026, relative to the corresponding prior year period. Excluding the unfavorable currency rate fluctuations effect of 2% in the first nine months of fiscal 2026, hardware expenses remained flat due to the constant currency increase in hardware product and support costs, offset by the constant currency decrease in sales and marketing expenses.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to lower total expenses for this business as described above.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Services Revenues:
Americas	$916	16%	15%	$790	$2,655	12%	12%	$2,367
EMEA	366	10%	0%	333	1,068	6%	-1%	1,005
Asia Pacific	161	-5%	-6%	168	497	-3%	-3%	513
Total revenues	1,443	12%	8%	1,291	4,220	9%	7%	3,885
Total Expenses(1)	1,043	1%	-2%	1,029	3,143	-1%	-3%	3,174
Total Margin	$400	53%	48%	$262	$1,077	51%	48%	$711
Total Margin %	28%			20%	26%			18%
% Revenues by Geography:
Americas	64%			61%	63%			61%
EMEA	25%			26%	25%			26%
Asia Pacific	11%			13%	12%			13%

(1)
Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total services revenues increased by $152 million and $335 million in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the favorable impact of currency rate fluctuations of 4% in the third quarter of fiscal 2026 and 2% in the first nine months of fiscal 2026, the increase in services revenues was primarily due to increases in our consulting services revenues in the fiscal 2026 periods presented, relative to the corresponding prior year periods. The constant currency increase in services revenues in the Americas region was partially offset by a constant currency decrease in services revenues in the EMEA and the Asia Pacific regions in the fiscal 2026 periods presented.

Total services expenses increased by $14 million and decreased by $31 million in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the unfavorable effects of currency rate fluctuations of 3% in the third quarter of fiscal 2026 and 2% in the first nine months of fiscal 2026, the constant currency decrease in services expenses was primarily due to a $36 million and a $23 million decrease in employee-related expenses for the third quarter and first nine months of fiscal 2026, relative to the corresponding prior year periods. A $44 million decrease in bad debt expenses contributed to the constant currency decrease in services expenses in the first nine months of fiscal 2026, relative to the corresponding prior year period.

In constant currency, our services business’ total margin and total margin as a percentage of revenues increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, due to higher total revenues and lower total expenses for this business as described above.

Research and Development Expenses: Research and development expenses consist primarily of personnel-related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Research and development(1)	$1,822	4%	3%	$1,754	$5,558	5%	4%	$5,304
Stock-based compensation	785	16%	16%	675	2,100	10%	10%	1,902
Total expenses	$2,607	7%	7%	$2,429	$7,658	6%	6%	$7,206
% of Total Revenues	15%			17%	16%			18%

(1)
Excluding stock-based compensation

Total research and development expenses increased by $178 million and $452 million in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the unfavorable effects of currency rate fluctuations of less than 1% in each of the third quarter and the first nine months of fiscal 2026, the constant currency increase in research and development expenses was primarily due to a $163 million and a $343 million increase in employee-related expenses, including stock-based compensation, in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. A $92 million increase in computer equipment expenses further contributed to the constant currency increase in research and development expenses in the first nine months of fiscal 2026.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel-related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
General and administrative(1)	$295	2%	-1%	$289	$897	6%	4%	$849
Stock-based compensation	94	-7%	-7%	101	277	-3%	-3%	286
Total expenses	$389	0%	-2%	$390	$1,174	3%	2%	$1,135
% of Total Revenues	2%			3%	2%			3%

(1)
Excluding stock-based compensation

Total general and administrative expenses decreased by $1 million and increased by $39 million in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods. Excluding the unfavorable effects of currency rate fluctuations of 2% in the third quarter of fiscal 2026 and 1% in the first nine months of fiscal 2026, there was no material fluctuation in the constant currency general and administrative expenses for the third quarter of fiscal 2026 and the constant currency increase in general and administrative expenses for the first nine months of fiscal 2026 was primarily due to a $31 million increase in professional fees.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Cloud and software agreements and related relationships	$136	-50%	-50%	$272	$421	-53%	-53%	$904
Developed technology	153	-3%	-3%	158	460	-6%	-6%	487
Other	124	5%	5%	118	358	-4%	-4%	372
Total amortization of intangible assets	$413	-25%	-25%	$548	$1,239	-30%	-30%	$1,763

Amortization of intangible assets decreased by $135 million and $524 million in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses: Acquisition related and other expenses consist of personnel-related costs for transitional and certain other employees, certain business combination adjustments, including adjustments after the measurement period has ended, and certain other operating items, net.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Transitional and other employee-related costs	$—	0%	0%	$—	$1	-73%	-74%	$3
Business combination adjustments, net	—	-100%	-100%	1	5	*	*	(4)
Other, net	20	-25%	-24%	27	49	-33%	-34%	73
Total acquisition related and other expenses	$20	-28%	-27%	$28	$55	-24%	-25%	$72

*	Not meaningful

Acquisition related and other expenses decreased by $8 million and $17 million in reported currency in the third quarter and the first nine months of fiscal 2026, respectively, relative to the corresponding prior year periods, primarily due to lower asset impairment charges.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Restructuring expenses	$153	142%	126%	$63	$961	337%	325%	$220

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

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Interest expense	$1,180	32%	32%	$892	$3,160	22%	22%	$2,600

Interest expense increased in the fiscal 2026 periods presented, relative to the corresponding prior year periods, primarily due to higher average borrowings from the issuances of $43.0 billion of senior notes in the second and third quarters of fiscal 2026 and an aggregate of $14.0 billion of senior notes in fiscal 2025, partially offset by lower interest expense due to scheduled repayments of debt made during the first nine months of fiscal 2026 and full year of fiscal 2025. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on the issuance of senior notes during the first nine months of fiscal 2026.

Non-Operating Income (Expenses), net: Non-operating income (expenses), net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net losses and gains related to marketable and non-marketable investments, including net losses and gains attributable to equity method investments (primarily Ampere Computing Holdings LLC (Ampere)) and net other income and expenses, including net gains and losses from our investment portfolio related to our deferred compensation plan, for which an equal and offsetting amount was recorded to our operating expenses during the same period, and non-service net periodic pension income and losses.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Interest income	$196	45%	44%	$135	$491	18%	17%	$418
Foreign currency losses, net	(51)	39%	32%	(37)	(110)	15%	8%	(96)
Noncontrolling interests in income	(53)	10%	10%	(48)	(146)	6%	6%	(138)
(Losses) gains from marketable and non-marketable investments, net	(7)	-89%	-89%	(59)	2,434	*	*	(236)
Other income (expenses), net	47	*	*	(9)	203	122%	123%	91
Total non-operating income (expenses), net	$132	*	*	$(18)	$2,872	*	*	$39

*	Not meaningful

Fiscal Third Quarter 2026 Compared to Fiscal Third Quarter 2025: Our non-operating income, net increased by $150 million in reported currency in the third quarter of fiscal 2026, relative to the corresponding prior year period, primarily due to a $61 million increase in interest income, a $56 million increase in other income, net and a $52 million decrease in losses from marketable and non-marketable investments, partially offset by a $14 million increase in foreign currency losses, net.

First Nine Months Fiscal 2026 Compared to First Nine Months Fiscal 2025: Our non-operating income, net increased by $2.8 billion in reported currency in the first nine months of fiscal 2026, relative to the corresponding prior year period, primarily due to a $2.7 billion gain from the sale of our investments in Ampere. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on the Ampere transaction.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2026	Actual	Constant	2025	2026	Actual	Constant	2025
Provision for income taxes	$695	36%	27%	$512	$1,402	41%	35%	$992
Effective tax rate	15.7%			14.9%	9.9%			9.9%

Fiscal Third Quarter 2026 Compared to Fiscal Third Quarter 2025: Provision for income taxes increased in the third quarter of fiscal 2026, relative to the corresponding prior year period, primarily related to higher income before provision for income taxes of $144 million and a decrease in tax benefits of $122 million related to stock-based compensation, partially offset by the realization of a one-time tax attribute of $120 million.

First Nine Months Fiscal 2026 Compared to First Nine Months Fiscal 2025: Provision for income taxes increased in the first nine months of fiscal 2026, relative to the corresponding prior year period, primarily related to an unfavorable impact of $958 million from the enactment of the U.S. One, Big, Beautiful Bill Act, which was signed into law on July 4, 2025 that required a remeasurement of a deferred tax liability previously recorded during fiscal 2021 as part of the partial realignment of our legal entity structure, an unfavorable jurisdictional mix of earnings of $510 million, higher income before provision for income taxes of $372 million and the absence of unrecognized tax benefits associated with settlements with tax authorities and other events of $152 million, substantially offset by an increase in tax benefits of $1.5 billion related to stock-based compensation and the realization of a one-time tax attribute of $120 million.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2026	Change	May 31, 2025
Working capital	$14,137	*	$(8,064)
Cash, cash equivalents and marketable securities	$39,132	249%	$11,203

*	Not meaningful

Working capital: The increase in working capital as of February 28, 2026 in comparison to May 31, 2025 was primarily due to favorable impacts from net income; proceeds from the issuance of senior notes in September 2025 and February 2026, net of issuance costs, of $42.7 billion (refer to Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information); $5.0 billion of cash proceeds from the issuance of Mandatory Convertible Preferred Stock, net of issuance costs (refer to Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information); $4.3 billion of cash proceeds from the sale of our investments in Ampere; and $1.2 billion of net cash proceeds from our employee stock programs, partially offset by $39.2 billion of cash used for capital expenditures; $4.3 billion of cash used to pay dividends to our common stockholders; $3.3 billion of long-term borrowings that were reclassified to current liabilities; $851 million of cash used for purchases, net of sales and maturities, of non-current investments; and $95 million of cash used for repurchases of our common stock, in each case during the first nine months of fiscal 2026. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist primarily of time deposits with original maturities at the time of purchase greater than 90 days. The increase in cash, cash equivalents and marketable securities as of February 28, 2026 in comparison to May 31, 2025 was primarily due to proceeds from the issuance of senior notes in September 2025 and February 2026, net of issuance costs, of $42.7 billion; $17.4 billion of cash inflows from our operations; $5.0 billion of cash proceeds from the issuance of Mandatory Convertible Preferred Stock, net of issuance costs; $4.3 billion of cash inflows from the sale of our investments in Ampere; $4.1 billion of cash inflows from commercial paper and other short-term financing, net; $1.2 billion of net cash provided by our employee stock programs, partially offset by $39.2 billion of cash used for capital expenditures; $4.3 billion of cash used to pay dividends to our common stockholders; $2.2 billion of cash used for scheduled repayments of debt; $851 million of cash used for purchases, net of sales and maturities, of non-current investments; $215 million of cash outflows for other financing activities, net; and $95 million of cash used for repurchases of our common stock, in each case during the first nine months of fiscal 2026. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Nine Months Ended February 28,
(Dollars in millions)	2026	Change	2025
Net cash provided by operating activities	$17,357	18%	$14,664
Net cash used for investing activities	$(35,976)	187%	$(12,529)
Net cash provided by financing activities	$46,195	840%	$4,912

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their cloud and software support agreements. Over the course of a fiscal year, we also generate cash from the sales of software licenses, hardware offerings and other services. Our primary uses of cash from operating activities are typically for employee-related expenditures, expenses related to data center leases and power for our cloud business, material and manufacturing costs related to the production of our hardware products, taxes, and interest payments.

Net cash provided by operating activities increased by $2.7 billion in the first nine months of fiscal 2026, relative to the first nine months of fiscal 2025, primarily due to higher net income adjusted for certain non-cash charges, partially offset by higher cash unfavorable working capital changes, net.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our investments in capital assets to support the growth in our cloud and software business and purchases, maturities and sales of our investments in marketable securities and other instruments.

Net cash used for investing activities increased by $23.4 billion in the first nine months of fiscal 2026, relative to the first nine months of fiscal 2025, primarily due to a $27.0 billion increase in capital expenditures and an $825 million increase in cash used for purchases of investments, partially offset by $4.3 billion of cash proceeds from the sale of our investments in Ampere.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, issuance of other financing or equity instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities increased by $41.3 billion in the first nine months of fiscal 2026, relative to the first nine months of fiscal 2025, primarily due to higher proceeds from the issuance of senior notes, net of issuance costs, of $28.8 billion; proceeds from the issuance of Mandatory Convertible Preferred Stock of $5.0 billion; higher net proceeds from commercial paper and other short-term financing of $4.5 billion; lower scheduled repayments of debt of $1.9 billion; higher net cash proceeds from our employee stock programs of $1.6 billion; and lower stock repurchases of $355 million. These increases were partially offset by higher dividend payments of $945 million. Further, during the first nine months of fiscal 2025, we refinanced our term loan credit agreement that we entered into in fiscal 2023, which resulted in no net impact on financing cash flows for the period reported.

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

	Trailing Four-Quarters Ended February 28,
(Dollars in millions)	2026	Change	2025
Net cash provided by operating activities	$23,514	13%	$20,745
Capital expenditures	(48,250)	223%	(14,933)
Free cash flow	$(24,736)	*	$5,812
Net income	$16,210		$12,160
Net cash provided by operating activities as a percent of net income	145%		171%
Free cash flow as percent of net income	-153%		48%

*	Not meaningful

Recent Financing Activities:

Revolving Credit Agreement: In March 2026, we terminated our existing $6.0 billion, five-year revolving credit agreement. On the same date, we entered into a new $10.0 billion, five-year revolving credit agreement (the Revolving Credit Agreement). No amounts have been drawn pursuant to this agreement as of the date of this Quarterly Report. The description above is a summary and is qualified in its entirety by reference to the full text of the Revolving Credit Agreement, which is filed as Exhibit 10.17 to this Quarterly Report on Form 10-Q.

Commercial Paper Program: In March 2026, our commercial paper program was increased to $10.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes (Commercial Paper Notes) pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. There were $3.8 billion of outstanding Commercial Paper Notes as of February 28, 2026. We used the net proceeds from the issuance of commercial paper for general corporate purposes.

Cash Dividends: In March 2026, the Board declared a quarterly cash dividend of $1,263.89 per share of our outstanding Mandatory Convertible Preferred Stock and $0.50 per share of our outstanding common stock. The Mandatory Convertible Preferred Stock dividend is payable on April 15, 2026 to stockholders of record as of the close of business on April 1, 2026 and the common stock dividend is payable on April 24, 2026 to stockholders of record as of the close of business on April 9, 2026. Future declarations of dividends on Oracle stocks and the establishment of future record and payment dates for our common stock are subject to the final determination of the Board.

Mandatory Convertible Preferred Stock: On February 5, 2026, we issued 100,000,000 depositary shares, representing 50,000 shares of our 6.50% Series D Mandatory Convertible Preferred Stock (Mandatory Convertible Preferred Stock). We received cash proceeds of $5.0 billion, net of issuance costs. The other terms and conditions of the Mandatory Convertible Preferred Stock are set forth in the Certificate of Designations filed herewith as Exhibit 3.03 and incorporated by reference herein.

Common Stock: On February 2, 2026, we entered into an equity distribution agreement with certain sales agents party thereto, pursuant to which we may sell shares of our common stock having aggregate sales proceeds of up to $20 billion from time to time through an “at-the-market” offering program (the ATM Program). As of February 28, 2026, we have not sold any shares of our common stock under the ATM Program.

Senior Notes: During the first nine months of fiscal 2026, we issued a total of $43.0 billion par value of senior notes comprised of the following:

•
$500 million of floating rate notes due February 2029;
•
$3.0 billion of 4.55% senior notes due February 2029;
•
$3.0 billion of 4.45% senior notes due September 2030;
•
$3.5 billion of 4.95% senior notes due February 2031;
•
$3.0 billion of 4.80% senior notes due September 2032;
•
$3.0 billion of 5.35% senior notes due May 2033;
•
$4.0 billion of 5.20% senior notes due September 2035;
•
$5.0 billion of 5.70% senior notes due February 2036;
•
$2.5 billion of 5.875% senior notes due September 2045;
•
$2.25 billion of 6.55% senior notes due February 2046;
•
$3.5 billion of 5.95% senior notes due September 2055;
•
$5.0 billion of 6.70% senior notes due February 2056;
•
$2.0 billion of 6.10% senior notes due September 2065; and
•
$2.75 billion of 6.85% senior notes due February 2066.

We issued the Mandatory Convertible Preferred Stock and the senior notes for general corporate purposes, which may include capital expenditures, repayment of indebtedness, future investments or acquisitions and payment of cash dividends on or repurchases of our common stock. Refer to Notes 3, 7 and 12 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information. The other terms and conditions of the senior notes are set forth in, and the foregoing description of the senior notes is qualified in its entirety by reference to, the Officers’ Certificate filed herewith as Exhibit 4.04 and incorporated by reference herein.

Contractual Obligations: During the first nine months of fiscal 2026, we entered into certain significant leases for data centers and other contractual commitments and issued $43.0 billion of senior notes with various maturity dates. Refer to Notes 3 and 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for more information about our contractual obligations.

Capital Expenditures: Cash used for capital expenditures increased from $12.1 billion in the first nine months of fiscal 2025 to $39.2 billion in the first nine months of fiscal 2026 primarily due to the expansion of our data centers. We expect this upward trend to continue throughout the remainder of fiscal 2026 and in the next few fiscal years as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

We believe that our current cash, cash equivalents and marketable securities balances, cash generated from future sales of our common stock under the ATM Program, cash generated from operations and our borrowing arrangements will be sufficient to meet our working capital, capital expenditures and contractual obligations requirements. In addition, we believe that we could fund our future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

Remaining Performance Obligations from Contracts with Customers

Remaining performance obligations were $552.6 billion and $130.2 billion as of February 28, 2026 and 2025, respectively. The increase in remaining performance obligations as of February 28, 2026 in comparison to February 28, 2025 was primarily attributable to certain significant cloud contracts that were entered into during the period. For more information about our remaining performance obligations, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2022 has been an annualized rate of 1.4% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock-based awards vest and, if applicable, are exercised. Of the outstanding stock options as of February 28, 2026, which generally have a ten-year exercise period, the majority have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has partially offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for capital expenditures, acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. As of February 28, 2026, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 3.7%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2026. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for a more complete discussion of the market risks we encounter.

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

Conversion of our Mandatory Convertible Preferred Stock (and our depositary shares), or the payment of dividends on Mandatory Convertible Preferred Stock in shares of common stock, or the issuance of shares of our common stock under the ATM Program will dilute the ownership interest of the holders of our common stock. The conversion of some or all of our shares of Mandatory Convertible Preferred Stock and our depositary shares, or the payment of dividends on our Mandatory Convertible Preferred Stock in the form of common stock will dilute the ownership interest of the holders of our common stock. Any sales in the public market of any common stock under the ATM Program or that may be issuable upon conversion of our Mandatory Convertible Preferred Stock and our depositary shares or the payment of dividends on our Mandatory Convertible Preferred Stock in the form of common stock could adversely affect prevailing market prices of our common stock. In addition, the existence of the Mandatory Convertible Preferred Stock and our depositary shares may encourage short selling by market participants because the conversion of the Mandatory Convertible Preferred Stock or our depositary shares, as applicable, could be used to satisfy short positions, or anticipated conversion of the Mandatory Convertible Preferred Stock or our depositary shares into shares of our common stock could depress the price of our common stock.

The ATM Program, the Mandatory Convertible Preferred Stock or our depositary shares may adversely affect the market price of our common stock. The market price of our common stock is likely to be influenced by our ATM Program, the Mandatory Convertible Preferred Stock and our depositary shares. The market price of our common stock could become more volatile and could be depressed by: (1) investors’ anticipation of the potential sale or resale, as applicable, in the market of a substantial number of additional shares of common stock issued under the ATM Program or received upon conversion of the Mandatory Convertible Preferred Stock or our depositary shares; (2) possible sales of our common stock by investors who view the Mandatory Convertible Preferred Stock or our depositary shares as a more attractive means of equity participation in us than owning shares of common stock; and (3) hedging or arbitrage trading activity that we expect to develop involving the Mandatory Convertible Preferred Stock or our depositary shares and our common stock.

Our common stock ranks junior to our Mandatory Convertible Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, winding-up or dissolution. This means that, unless accumulated dividends have been paid or set aside for payment on all our outstanding Mandatory Convertible Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, winding-up or dissolution, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Mandatory Convertible Preferred Stock a liquidation preference equal to $100,000 per share plus accumulated and unpaid dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of February 28, 2026, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. There was no stock repurchase activity for the three months ended February 28, 2026.

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

Item 5. Other Information

The material set forth in Note 12 (pertaining to the Revolving Credit Agreement and commercial paper program) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Rule 10b5-1 Trading Plans

Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of Oracle stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended February 28, 2026, the following Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K under Exchange Act):

•
Michael Sicilia, our Chief Executive Officer and Director, adopted a new trading plan on December 24, 2025. Mr. Sicilia’s plan is scheduled to terminate on October 9, 2026, subject to early termination for certain specified events set forth in the plan. The trading plan is intended to permit Mr. Sicilia to sell up to 40% of restricted stock units scheduled to vest on future dates (approximately 161,886 gross shares) net of taxes, subject to certain limit prices set forth in the plan;
•
Jeffrey O. Henley, our Executive Vice Chair of the Board of Directors, adopted a new trading plan on January 2, 2026. Mr. Henley’s plan is scheduled to terminate on June 30, 2026, subject to early termination for certain specified events set forth in the plan. The trading plan is intended to permit Mr. Henley to exercise and sell up to 400,000 Oracle stock options expiring on June 30, 2026; and
•
Stuart Levey, our Executive Vice President, Chief Legal Officer, adopted a new trading plan on January 13, 2026. Mr. Levey’s plan is scheduled to terminate on October 15, 2026, subject to early termination for certain specified events set forth in the plan. The trading plan is intended to permit Mr. Levey to sell up to 15,000 vested shares, subject to certain limit prices set forth in the plan.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Oracle’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangement will be disclosed publicly in future Section 16 filings with the SEC.

Item 6. Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

3.03	Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective February 5, 2026	8-K	001-35992	3.1	2/5/26	Oracle Corporation

4.01	Form of Certificate for the 6.50% Series D Mandatory Convertible Preferred Stock	8-K	001-35992	4.1	2/5/26	Oracle Corporation

4.02	Deposit Agreement, dated as of February 5, 2026, by and among Oracle Corporation, Equiniti Trust Company, LLC, acting as depositary, and the holders from time to time of the depositary receipts described therein	8-K	001-35992	4.2	2/5/26	Oracle Corporation

4.03	Form of Depositary Receipt for the Depositary Shares	8-K	001-35992	4.3	2/5/26	Oracle Corporation

4.04	Forms of Floating Rate Notes due 2029, 4.550% Notes due 2029, 4.950% Notes due 2031, 5.350% Notes due 2033, 5.700% Notes due 2036, 6.550% Notes due 2046, 6.700% Notes due 2056 and 6.850% Notes due 2066, together with an Officers’ Certificate issued February 4, 2026 setting forth the terms of the Notes	8-K	001-35992	4.1	2/4/26	Oracle Corporation

10.17‡*	$10,000,000,000 5-Year Revolving Credit Agreement dated as of March 6, 2026 among Oracle Corporation and the lenders and agents named therein

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 28, 2026 and May 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended February 28, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2026 and 2025 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, formatted in Inline XBRL and included in Exhibit 101

‡	Filed herewith.
†	Furnished herewith.
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

ORACLE CORPORATION

Date: March 11, 2026	By:	/s/ Douglas Kehring
Douglas Kehring Executive Vice President, Principal Financial Officer (Principal Financial Officer)

Date: March 11, 2026	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)