Form 10-K
period 2026-05-31
ORACLE CORP
filed 2026-06-22
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $346,760,150,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2026, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 28, 2025, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 12, 2026: 2,880,471,000.

Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended May 31, 2026.

ORACLE CORPORATION

FISCAL YEAR 2026

FORM 10-K

ANNUAL REPORT

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding our business, strategy, customer demand, products and services, results of operations, financial condition, cash flows, capital expenditures and other future events or results, are forward-looking statements. Words such as “anticipates,” “believes,” “continues,” “could,” “expects,” “future,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause or contribute to such differences are discussed in Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report and in our other filings with the U.S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements.

Item 1. Business

Oracle provides products and services that build, run and support enterprise information technology (IT) frameworks. Our products and services include enterprise applications and infrastructure offerings that incorporate and are enhanced by artificial intelligence (AI) technologies, including embedded AI-driven automation and analytics and generative AI capabilities. These offerings are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include cloud-based, on-premise and hybrid deployments, such as Oracle Exadata Cloud@Customer and multicloud options that enable customers to use Oracle cloud offerings in conjunction with other public clouds. We provide choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies. We believe that offering customers broad, comprehensive, flexible and interoperable deployment models for Oracle applications and infrastructure technologies is important to our growth strategy, an important element of our corporate strategy and better addresses customer needs relative to our competitors.

Oracle cloud offerings include Oracle Cloud Applications (OCA) and Oracle Cloud Infrastructure (OCI, and collectively with OCA, Oracle Cloud), which provide comprehensive and integrated applications and infrastructure services, enabling our customers to choose the best option that meets their specific business needs. Oracle Cloud integrates IT components in a cloud-based IT environment that Oracle deploys and manages for customers and is accessible by utilizing common web browsers via a broad spectrum of devices. AI technologies embedded in Oracle Cloud offerings are designed to support the improvement of our customers’ existing and new workflows and business processes, including automation and data analyses. Oracle Cloud is designed to be:

•
rapidly deployable to enable customers shorter time to innovation;
•
intuitive for both casual and experienced users;
•
easily maintainable to reduce upgrade, integration and testing work;
•
connectable among differing deployment models to enable interoperability and extensibility to easily move workloads among the Oracle Cloud, multicloud and other IT environments;
•
cost-effective by lowering upfront customer investments and implementing usage-based resource consumption costs; and
•
highly performant and secure, standards-based and reliable.

Oracle software offerings include Oracle Applications, Oracle AI Database and Oracle Middleware software license offerings, among others, which customers deploy using IT infrastructure from the Oracle Cloud or their own IT environments. Substantially all customers opt to purchase software support contracts when they purchase an Oracle software license.

Oracle hardware products include Oracle Engineered Systems, servers, storage and industry-specific products, among others. Customers generally opt to purchase hardware support contracts when they purchase Oracle hardware products.

Oracle also offers professional services to assist our customers and partners to maximize the performance of their investments in Oracle products and services.

Our global customer base includes businesses of various sizes and industries, government agencies, educational institutions and resellers that we market and sell to directly through our worldwide sales force or indirectly through the Oracle Partner Network. Using Oracle technologies, our customers build, deploy, run, manage and support their products and services and critical business operations. We feature a wide range of customer success stories using Oracle technologies to modernize and transform their businesses at www.oracle.com/customers.

Our investments in and innovation with respect to Oracle products and services that we offer through our three businesses (cloud and software, hardware and services businesses, described further below) are another important element of our corporate strategy. In fiscal 2026, 2025 and 2024, we invested $10.3 billion, $9.9 billion and $8.9 billion, respectively, in research and development to enhance our existing portfolio of offerings and to develop new technologies and services. We have a deep understanding of how applications and infrastructure technologies interact and function with one another, including using OCI to power our OCA, which we and our customers use to run internal business processes. We focus our development efforts on improving the performance, security, reliability, operation, integration and cost-effectiveness of our offerings relative to our competitors; facilitating the ease with which organizations are able to deploy, use, manage and maintain our offerings; and incorporating emerging technologies, such as AI, within our offerings to enable leaner business processes, automation and innovation.

After an initial purchase of Oracle products and services, our customers can continue to benefit from our offerings, research and development efforts and deep IT expertise by electing to purchase and renew Oracle support offerings for their software and hardware deployments, which may include unspecified product upgrades and enhancements that we periodically deliver to our products, and by renewing their Oracle Cloud contracts with us.

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

Oracle Applications and Infrastructure Technologies

Oracle applications and infrastructure technologies, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure products and services, are based upon industry standards and are designed to be enterprise-grade, reliable, scalable and secure. These technologies are the building blocks of Oracle Cloud, our partners’ cloud services and our customers’ cloud IT environments. Oracle applications and infrastructure offerings are marketed and sold through our cloud and software and hardware businesses, and are delivered through the Oracle Cloud or other IT deployment models chosen by our customers.

We believe that our Oracle Cloud offerings, which have built-in AI capabilities, represent opportunities for us to continue to expand our business. We believe that our customers increasingly recognize the value of access to the latest versions of Oracle cloud-based applications and infrastructure capabilities via a cost-effective, rapidly deployable, flexible and interoperable services model that Oracle provisions, manages, upgrades and maintains on our customers’ behalf. We believe that we can market and sell our Oracle Cloud offerings together to help new and existing customers migrate their extensive installed base of on-premise and cloud-based applications and infrastructure technologies to the Oracle Cloud and we believe we are in the early stages of what we expect will be a material migration of our existing Oracle customer base from on-premise applications and infrastructure products and services to the Oracle Cloud. The proportion of our cloud revenues relative to our total revenues has increased, and our cloud revenues represented 51%, 43% and 37% of our total revenues during fiscal 2026, 2025 and 2024, respectively. We expect these trends to continue. During the past three fiscal years, customers with annual software support contracts that migrated to the Oracle Cloud contributed to the increase in annualized cloud revenue by $5.4 billion. In addition, we also believe we can market our Oracle Cloud offerings to a broader ecosystem of small and medium-sized businesses, non-IT lines of business purchasers, developers and partners due to the highly performant and available, intuitive design, ease-of-access, low touch and cost-effective characteristics of the Oracle Cloud.

In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud deployment models has increased. To address customer demand and enable customer choice, we have introduced certain programs for customers to pivot their applications and infrastructure software licenses and software support contracts to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads.

Customers, partners and other interested parties may elect to subscribe to Oracle applications and infrastructure training and certification programs through learning subscriptions offered by Oracle University. Learners generally have unlimited access to course content delivered during the subscription period.

Oracle Applications Technologies

Oracle applications technologies are marketed, sold, delivered and supported through our cloud and software business. Oracle applications offerings include our OCA offerings, which are available for customers as a subscription, and Oracle applications software license offerings, which are available for customers to purchase for use within the Oracle Cloud and other cloud-based and on-premise IT environments, and include the option to purchase related software support. Our applications technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable performance, agility, compatibility and extendibility. The applications technologies that we offer are generally designed using industry standard architectures to manage and automate core business functions across the enterprise and a broad range of industries, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. We also offer industry-specific applications, which provide solutions to customers in the automotive, communications, construction and engineering, consumer packaged goods, defense and intelligence, education, financial services, government, healthcare, high technology, hospitality, industrial manufacturing, life sciences, media and entertainment, oil and gas, professional services, public safety, restaurant, retail, travel and logistics, utilities and wholesale distribution industries, among others.

Oracle Cloud Applications (OCA)

The broad spectrum of OCA offerings provides customers with a choice of software applications delivered via a cloud-based IT environment that we deploy and manage and that customers purchase by entering into a subscription agreement with us for a stated period. Our OCA offerings represent an industry-leading business innovation platform leveraging OCI and include a broad suite of modular, next-generation cloud software applications spanning all core business functions. Our OCA offerings include:

•
Oracle Fusion Cloud Enterprise Resource Planning (ERP), which includes Oracle Fusion Cloud Enterprise Performance Management (EPM) and Oracle Fusion Cloud Supply Chain and Manufacturing Management (SCM), is designed to provide complete financial, project and risk management solutions to help organizations manage finance and accounting functions, to optimize back-office operations by utilizing a single data and security model with a common user interface and to optimize and digitize their supply chains and manufacturing operations;
•
Oracle Fusion Cloud Human Capital Management (HCM), which is designed to help organizations find, develop and retain their talent, enable collaboration, provide workforce insights, improve business process efficiency and enable users to connect to an integrated suite of HCM applications from a broad range of devices;
•
Oracle Fusion Cloud Customer Experience (CX), which is designed to allow organizations to deliver consistent and personalized customer experiences across their customer channels, touch points and interactions through sales, service and marketing modules;

•
NetSuite Applications Suite, which is generally marketed to small to medium-sized organizations and is designed to be a unified, cloud-based applications suite to run a company’s entire business, includes modules for managing financials, supply chains, customer relationships, workforces, professional services and commerce, among others; and
•
Oracle Health applications, which are designed to enable medical professionals to deliver better healthcare to individual patients and communities.

In addition, we offer several cloud-based industry solutions to address specific customer needs within certain industries including communications, construction and engineering, education, financial services, government, healthcare, hospitality, utilities and retail, among others.

OCA offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application accessibility, integration and development. Customers access OCA offerings utilizing common web browsers via a broad spectrum of devices.

Our cloud applications revenues represented 47%, 58% and 65% of our total cloud revenues during fiscal 2026, 2025 and 2024, respectively. We believe that the comprehensiveness and breadth of our cloud applications offerings differentiate us from many of our competitors that offer more limited or specialized applications. Our cloud applications offerings are designed to support connected business processes in the cloud and are centered on an intuitive and conversational user experience, a responsive, open and flexible business core and a common data model. We believe Oracle Fusion Cloud ERP is a strategic suite of applications that is foundational to facilitating and extracting more business value out of the adoption of other OCA offerings, such as Oracle Fusion Cloud HCM and Oracle Fusion Cloud CX, as customers realize the value of a common data model that spans across core business applications. We believe our cloud applications offerings together remove business boundaries between front- and back-office activities. Our cloud applications offerings are designed to deliver a secure data isolation architecture and flexible upgrades; self-service access controls for users; a Service-Oriented Architecture; built-in social, mobile and business insight capabilities (analytics); and a high performance, high availability infrastructure based on OCI. These cloud applications capabilities are designed to simplify customer IT environments, reduce time to implement and upgrade, enable agility, reduce risk and provide a user-friendly experience. Our cloud applications offerings incorporate advanced technologies such as AI, machine learning, blockchain, digital assistants and advances in the “human interface” and how users interact with OCA offerings within a business context or to augment human capabilities to enhance productivity.

Oracle Applications Software Licenses

Customers have the ability to buy software licenses for Oracle Applications, including Oracle E-Business Suite, PeopleSoft, JD Edwards and Siebel applications, among others, for use within the Oracle Cloud or within their own cloud-based or on-premise IT environments. These applications are designed to manage and automate core business functions across the enterprise, including HCM, ERP, EPM, SCM, CX and industry-specific applications, as described above, among others.

Oracle Infrastructure Technologies

Oracle infrastructure technologies are marketed, sold and delivered through our cloud and software and hardware businesses. Our infrastructure technologies are designed to be flexible, cost-effective, standards-based, secure and highly-performant to facilitate the development, deployment, integration, management and extension across an organization’s cloud-based, on-premise and hybrid IT environments. Our infrastructure technologies offerings include Oracle AI Database and MySQL Database, the world’s most popular database management systems; Java, the computer industry’s most widely used language for cloud-native development; and middleware development tools and a range of hardware products, such as Oracle Engineered Systems, enterprise servers, storage solutions and industry-specific hardware. We also offer a portfolio of operating systems, including Oracle Linux, virtualization and other hardware-related software and a range of management technologies and products, including Oracle Enterprise Manager and the Oracle Cloud Observability and Management platform. These infrastructure technologies are available either through subscriptions to our OCI offerings or through the purchase of software licenses and hardware products and related support, giving customers the flexibility to deploy in cloud-based, on-premise or hybrid IT environments. Our customers leverage these comprehensive offerings to run their internal business operations and to deliver products and services to their customers. Our cloud infrastructure revenues represented 53%, 42% and 35% of our total cloud revenues during fiscal 2026, 2025 and 2024, respectively.

We design our infrastructure technologies to work in our customers’ on-premise IT environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach also provides Oracle customers with a choice as to how they can utilize and deploy Oracle infrastructure technologies: through the use of Oracle Cloud offerings; on-premise in our customers’ data centers; or a hybrid combination of these two deployment models, such as in the Oracle Exadata Cloud@Customer deployment model (described further below). We focus on the operation and integration of Oracle infrastructure technologies to make them easier to deploy, extend, interconnect, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. For example, the Oracle Exadata Database Machine integrates multiple Oracle technology components to work together to deliver improved performance, availability, scalability, security and operational efficiency of Oracle AI Database workloads relative to our competitors’ products. Our primary infrastructure offerings are further described below.

Oracle Cloud Infrastructure (OCI)

OCI offerings are designed to deliver our infrastructure technologies, including compute, storage, networking, and cloud-native services, along with new and innovative solutions such as AI Infrastructure, generative AI and agentic AI. OCI offerings include our Oracle Autonomous AI Database offerings, among others, that Oracle runs, manages, upgrades and supports on behalf of the customer. We also offer a portfolio of specialized databases to address specific customer requirements, including MySQL, the world’s most popular open source database, as a cloud service with Oracle MySQL HeatWave. By utilizing OCI, customers can leverage the Oracle Cloud for enterprise-grade, high-performance, scalable, cost-effective and secure infrastructure technologies that are designed to be rapidly deployable and provide real-time elasticity while reducing the amount of time and resources normally consumed by IT processes within on-premise environments. OCI is designed to be differentiated from other cloud vendors to provide better security by separating cloud control code computers from customer compute nodes. Customers use OCI to build and operate new applications ranging from low-code to AI-powered cloud-native applications, to run new workloads and to move their existing Oracle or non-Oracle workloads to the Oracle Cloud from their on-premise data centers or other cloud-based IT environments, among other uses. We continue to invest in OCI to improve features and performance; to expand the catalog of cloud-based infrastructure tools and services that we provide; to increase the capacity and geographic footprint to deliver these services; to simplify the processes for migrating workloads to the Oracle Cloud; and to provide customers with the ability to run workloads across different IT environments, the Oracle Cloud as well as other third-party clouds in both multicloud and hybrid deployment models.

Oracle customers and partners utilize OCI offerings for platform-related services that are based upon the Oracle AI Database, Java and Oracle Middleware, including open source and other tools for a variety of use cases across data management (including the use of Oracle Autonomous AI Database and Oracle MySQL HeatWave), applications development, integration, content management, analytics, IT management and governance, security and rapidly emerging technologies such as AI and machine learning. OCI AI services are designed to be embedded into customer applications for a variety of predictive use cases, including, among others, the servicing of machine parts that are at risk of failing, using generative AI for fault detection on an assembly line, improving customer experiences in the purchasing of consumer products, managing the supply chain to keep retailer store shelves refreshed, credit fraud detection and financial modeling to stay within a business’ forecasts.

OCI compute services range from virtual machines and graphics processing unit (GPU)-based offerings to bare metal servers, with options for high I/O workloads and high-performance computing to run traditional compute-intensive workloads and AI model training and inference. OCI storage offerings include block, file, object and archive storage services. In addition, our OCI offerings include networking, connectivity and edge services that help connect customers’ data centers and third-party clouds with our OCI services for the creation of distributed and multicloud architectures.

To complement the full suite of OCI offerings delivered by Oracle public cloud regions across the globe, we provide our customers with additional flexibility by offering certain OCI services in a number of deployment options, such as:

•
Oracle’s Multicloud Database offerings, which are designed to enable organizations to deploy and run Oracle AI Database services, Oracle Autonomous AI Database and Oracle Zero Data Loss Autonomous Recovery Service within other hyperscale cloud IT environments. This allows customers to leverage AI and analytics services from their cloud providers with their enterprise data;
•
Oracle Exadata Cloud@Customer, which is designed to enable customers to run Oracle Autonomous AI Database and Oracle Exadata Database Service securely in their own data centers behind their firewalls while having the services managed by Oracle;
•
OCI Dedicated Region, which is designed to enable customers to bring a self-contained OCI instance into their data centers while accessing the full portfolio of OCI and OCA offerings;
•
OCI Sovereign Cloud, which is designed to enable customers to utilize OCI services while addressing regulatory restrictions imposed upon customers that operate in certain industries, entities or jurisdictions. This capability now also allows us to offer sovereign AI to customers who want the latest in AI innovations while operating within their regulatory environments;
•
Oracle Alloy, which is engineered to enable partners to offer OCI and other cloud services to their customers while controlling the commercial and customer experience to address their specific market needs; and
•
Oracle Compute Cloud@Customer and Oracle Roving Edge Infrastructure, which are designed to enable customers to access cloud computing and storage services at the edge of networks and in generally disconnected locations in order to accelerate deployment of cloud workloads outside of the data center.

Oracle Autonomous AI Database

Oracle Autonomous AI Database is designed to deliver performance and scale for enterprise AI, analytics, and transaction processing workloads with automated database operations and policy- and AI- and machine learning-driven optimization by combining certain Oracle infrastructure technologies, including the Oracle AI Database, OCI, Oracle Exadata and native AI and machine learning capabilities, among others. Oracle Autonomous AI Database is designed to be self-driving, automating routine database administration tasks, including maintenance, tuning, patching, scaling, security and backup. Oracle Autonomous AI Database is engineered to lower labor costs and reduce human error while using machine learning-driven diagnostics for fault prediction and error handling and is also engineered to provide automatic threat detection and remediation.

Oracle Autonomous AI Database is designed to enable on-demand, automatic scaling of database resources combined with consumption-based pricing in order to help organizations lower costs by paying only for resources used. Oracle Autonomous AI Database includes Oracle APEX low-code application development service with AI Assistant, along with open interfaces and integrations, and is designed to provide developers with a modern, open platform to develop new and innovative cloud-native applications. Oracle Autonomous AI Database is available on OCI for serverless or dedicated deployments, as a hybrid deployment with Oracle Exadata Cloud@Customer and OCI Dedicated Region. In addition, Oracle Autonomous AI Database is available in multicloud deployments on other hyperscale cloud IT environments.

For analytics workloads, Oracle Autonomous AI Database is designed to provide customers with easy-to-use analytics tools, machine learning and AI-driven capabilities that are accelerated using Oracle Exadata’s scale-out infrastructure and work with Oracle Analytics Cloud and third-party analytics tools. We believe Oracle Autonomous AI Database’s built-in developer capabilities and automation can enable organizations to quickly deploy new data marts and data warehouses; move existing ones to the cloud; and create data lakes. All of these capabilities are designed to enable organizations to gain new insights into customer behavior, more accurately anticipate future demand, align workforce deployment with business activity forecasts and accelerate the pace of operations, among other benefits.

For transaction processing workloads, Oracle Autonomous AI Database is designed to enable organizations to securely run a mix of high-performance transactions of ranging complexity. It is also designed to enable organizations to efficiently support dynamic workloads, conduct real-time analysis of transactional data and lower administration costs.

We offer advanced AI functionality, such as AI Vector Search, Select AI and Private AI Agent Factory, in our recent releases of Oracle AI Database, which enables customers to leverage their data for advanced generative AI functionality without needing to duplicate and maintain such data securely in other databases or external systems, while also providing customers with an option to utilize generative AI large language models (LLMs) of their choice.

Oracle Infrastructure Software Licenses

Our primary infrastructure software license offerings include licenses to Oracle AI Database, Oracle Middleware and Java. Oracle AI Database is the world’s most popular enterprise database and is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data. Oracle AI Database is licensed throughout the world by businesses and organizations of all sizes for a multitude of purposes, including, among others, for use within the Oracle Cloud to deliver our OCA, OCI and AI offerings; for use as a software license by a number of cloud-based vendors as a component of their respective cloud offerings; for packaged and custom applications for transaction processing; and for AI, data warehousing and business intelligence. Oracle AI Database may be deployed in various IT environments, including Oracle Public Cloud, Oracle Exadata Cloud@Customer, OCI Dedicated Region, Oracle Alloy, Oracle multicloud, other cloud-based IT environments and on-premise data centers, among others.

Oracle Middleware, which is a broad family of integrated application infrastructure software, is designed to enable customers to design and integrate Oracle and non-Oracle business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence. Built with Oracle’s Java technology platform, Oracle Middleware products are designed to be a foundation for custom, packaged and composite applications, thereby simplifying and reducing time-to-deployment. Oracle Middleware is designed to protect customers’ IT investments and work with both Oracle and non-Oracle databases, middleware and applications software through an open architecture and adherence to industry standards. In addition, Oracle Middleware supports multiple development languages and tools, which enables developers to flexibly build once and deploy applications globally across websites, portals and cloud-based applications utilizing a variety of IT environments. Among our other middleware software license offerings, we license development tools, such as Oracle WebLogic Server for Java application development and Oracle Identity Manager, which automates user identity provisioning and allows enterprises to manage the end-to-end lifecycle of user identities across all enterprise resources.

Java is the world’s most popular programming language in enterprise use and is used to deliver cloud development and deployment services, microservices, analytics, data management, blockchain, security and continuous integration tools for numerous platforms and technologies, including websites, enterprise and consumer applications, embedded devices and large-scale systems. Java has been adopted by both independent software vendors (ISVs) that have built their products using Java and by enterprise organizations building custom applications or consuming Java-based ISV products.

Oracle Engineered Systems

Oracle Engineered Systems are core to our cloud-based and on-premise data center infrastructure offerings. Oracle Engineered Systems are pre-built products, combining multiple unique Oracle technology components, that may include database, storage, operating system, virtualization and management software with server, storage, networking hardware and other technologies. Oracle Engineered Systems are designed to deliver improved performance, scalability, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently; and to simplify maintenance cycles and improve security by providing a single solution for patching. For example, Oracle Exadata Database Machine and its cloud-based analogs, are integrated platforms optimized for Oracle AI Database to achieve higher performance, scalability and availability at a lower cost by combining operating system and management software with Oracle server, storage and networking hardware. We offer our Oracle Engineered Systems through flexible deployment options, including on-premise, as a cloud offering in OCI, as a platform for Oracle AI Database services in Oracle multicloud partner data centers and as a hybrid cloud offering in customer data centers.

Oracle Software and Hardware Support

We provide customers the option to purchase software support contracts in connection with the purchase of Oracle applications and infrastructure software licenses. Substantially all of our customers opt to purchase software support contracts when they purchase these software licenses. We believe our software support offerings protect and enhance our customers’ investments in Oracle applications and infrastructure technologies because they provide proactive and personalized support services and unspecified license upgrades and enhancements during the term of the support period. Substantially all software support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current software support customers are entitled to receive.

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

Oracle Services

We offer services to help customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our expertise in Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services offerings substantially include, among others:

•
consulting services, which are designed to help our customers and global system integrator partners more successfully architect and deploy our cloud and software offerings, including IT strategy alignment, enterprise architecture planning and design, implementation, integration, application development, security assessments and ongoing software enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, which involves the use of consultants from local geographies, industry specialists and consultants from our global delivery and solution centers; and
•
customer success services, which are support services provided by Oracle to a customer to enable increased performance and higher availability of a customer’s Oracle products and services.

Oracle Cloud Operations

Oracle Cloud Operations deliver our Oracle Cloud offerings to customers through a secure, reliable, scalable, enterprise grade cloud infrastructure platform managed by Oracle employees within a global network of data centers. The Oracle Cloud enables secure and isolated cloud-based instances for each of our customers to access the functionality of Oracle Cloud offerings via a broad spectrum of devices. Oracle Cloud Operations leverage automated software tools to enable the rapid delivery of the latest cloud technology capabilities to the Oracle Cloud as they become available and provide Oracle customers access to the latest Oracle releases. We have invested in the rapid expansion of the Oracle Cloud by increasing existing data center capacity and adding data centers in new geographic locations to meet current and expected customer demand. We expect this trend will continue.

Manufacturing

We rely on third-party manufacturing partners to produce most of our hardware products that we market and sell to customers and utilize internally to deliver Oracle Cloud offerings, and we distribute most of our hardware products from these partners’ facilities. Our manufacturing processes are substantially based on standardization of components across product types and centralization of assembly and distribution centers. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of suppliers. For most of our hardware products, we have existing alternative sources of supply or such sources are readily available. However, we do rely on sole and/or single sources for certain hardware components. We monitor and evaluate potential risks of disruption within our supply chain operations. Refer to Risk Factors included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our hardware products and the related risks to our businesses.

Sales and Marketing

We directly market and sell our cloud, software, hardware, support and services offerings globally to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our offerings globally through indirect channels.

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

We also market our product offerings worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Network. The Oracle Partner Network is a global program that manages our business relationships with a large, broad-based network of companies, including cloud and software, hardware and services suppliers, system integrators and resellers that deliver innovative solutions and services based upon and in conjunction with our product offerings. By offering our partners access to our product offerings, educational information, technical services, marketing and sales support, the Oracle Partner Network program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally.

Research and Development

We develop the substantial majority of our products and services offerings internally utilizing the skills and diversity of a global workforce. In addition, we have extended our products and services offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of U.S. and foreign patents and pending applications that relate to various aspects of our products and technology. However, although we believe that our patents have value, neither our business as a whole nor any of our principal businesses are materially dependent on a single patent. Rapid technological advances in cloud, software and hardware development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to develop new products and services offerings, as well as maintain and improve our current offerings. We may not receive significant revenues from our current research and development efforts for several years, if at all, and this risk is further described in Risk Factors included in Item 1A of this Annual Report.

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

Workforce

As of May 31, 2026, we employed approximately 141,000 full-time employees, of which approximately 49,000 were employed in the U.S. and approximately 92,000 were employed internationally. Our approximate employee counts by lines of business are:

26,000	Cloud and software	34,000	Services
25,000	Sales and marketing	43,000	Research and development
2,000	Hardware	11,000	General and administrative

The average tenure of our employees is approximately eight years and 31% of our employees have been employed with Oracle for ten or more years.

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

We promote regular career conversations between leaders and employees, focused on helping employees identify and take steps to grow their careers. Our Talent Review process, which runs on Oracle Fusion Cloud HCM, provides the mechanism for leaders to review and discuss opportunities and action plans to develop employees. 20% of our open non-entry level positions were filled internally in fiscal 2026, providing growth opportunities and retaining critical knowledge and talent.

We believe that helping our employees learn and apply new skills is key to retaining and engaging them. It is also critical to our ability to innovate and rapidly evolve. We believe that our easily accessible learning resources enable us to improve our employees’ learning experience and better measure learning consumption. Oracle employees received more than 4.2 million hours of training in fiscal 2026 and accessed online learning content at an average rate of approximately 2.6 million views per month. Our employees take advantage of instructor-led classes, virtual library content and online learning resources on AI, sales, business, product, market/industry, leadership, technical and compliance skills, well-being and personal development related topics.

Leaders Who Listen

We believe that an important aspect of creating a workforce that supports employee, customer and business success is listening to employee feedback. We share the results of our annual employee engagement survey with leaders, including members of our Board of Directors (the Board). In fiscal 2026, more than 105,000 employees participated in the annual survey. Leaders listen to employees, evaluate feedback and prioritize actions to enhance employee, business and customer success.

Making a Difference

Each year, through our volunteering and giving programs, Oracle employees donate tens of thousands of volunteer hours and millions of dollars (matched by Oracle) to a wide variety of causes. Oracle and our employees also rise to the occasion in times of crisis.

During fiscal 2026, Oracle donated tens of millions of dollars to advance education, promote health, strengthen communities and protect the environment. We also have two nonprofit foundations that focus on children and young people. Oracle Health Foundation makes pediatric case grants available around the world that fund medical care ranging from hearing aids to major surgeries. Oracle Education Foundation teaches young people how to innovate, solve problems with technology and shape a better future. Oracle Academy, our global philanthropic educational program, is helping build a scalable, job-ready talent pipeline for data centers by aligning education with industry needs through targeted curriculum, partnerships and educator support. Since 2014, Oracle has also partnered with Design Tech High School, a public charter school for which we built a home at our Redwood Shores, California campus in 2016. Most recently, Oracle has brought its philanthropic efforts to the communities near its data center sites, funding local nonprofit organizations that deliver a range of programs, including education, food security, housing and health.

Seasonality and Cyclicality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the IT industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. See “Cloud and Software Business” in Item 7 of this Annual Report for more information regarding the seasonality and cyclicality of the revenues, expenses and margins of our cloud and software business, which is our largest business.

Competition

We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as customer demands and competitive pressures otherwise change.

Our customers are demanding less complexity, more cost-effective and higher performance and availability in the implementation, sourcing, integration and ongoing maintenance of their IT environments. Our enterprise cloud, software and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world, including Adobe Systems Incorporated, Alphabet Inc., Amazon.com, Inc., Cisco Systems, Inc., Intel Corporation, International Business Machines Corporation, Microsoft Corporation, Salesforce, Inc. and SAP SE, as well as other companies like Hewlett-Packard Enterprise and Workday, Inc. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we face increased competition as we compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. For example, following our acquisition of Cerner Corporation, we also face competition from large healthcare IT providers such as Allscripts Healthcare Solutions, Inc., Arcadia Solutions, athenahealth, Inc., Epic Systems Corporation and InterSystems Corporation, among others. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures or repositioning of product lines—which invite even greater competition in one or more product offering categories.

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

•
market adoption of cloud-based IT offerings, including Oracle Cloud offerings;
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

This Annual Report includes several website addresses and references to additional company reports found on those websites. These website addresses are intended to provide inactive, textual references only. The information on these websites, including the information contained in the reports found on those websites, is not part of this Annual Report and is not incorporated by reference.

Information About Our Executive Officers

Our executive officers are listed below:

Name	Office(s)
Lawrence J. Ellison	Executive Chair of the Board of Directors and Chief Technology Officer
Clayton M. Magouyrk	Chief Executive Officer and Director
Michael D. Sicilia	Chief Executive Officer and Director
Mark Hura	President, Global Field Operations
Hilary Maxson	Chief Financial Officer
Safra A. Catz	Executive Vice Chair of the Board of Directors
Jeffrey O. Henley	Executive Vice Chair of the Board of Directors
Stuart Levey	Executive Vice President, Chief Legal Officer
Maria Smith	Executive Vice President, Chief Accounting Officer

Mr. Ellison, 81, has been our Executive Chair of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004.

Mr. Magouyrk, 39, has been our Chief Executive Officer since September 2025. He served as our President, Oracle Cloud Infrastructure from June to September 2025. From December 2019 to June 2025, he served as an Executive Vice President in various roles, including Executive Vice President, Cloud Infrastructure and Executive Vice President, Oracle Cloud Infrastructure Engineering. Prior to being named Executive Vice President, Mr. Magouyrk held various other positions with us since joining Oracle in 2014. Prior to joining Oracle, he was a senior engineer at Amazon and Amazon Web Services from 2008 to 2014.

Mr. Sicilia, 55, has been our Chief Executive Officer since September 2025. He served as our President, Industries from June to September 2025. From October 2019 to June 2025, he served as an Executive Vice President in various roles, including Executive Vice President, Industries and Executive Vice President, Global Business Units. Prior to being named Executive Vice President, Mr. Sicilia held various other positions with us since joining Oracle in 2009. Prior to joining Oracle, he was Chief Technology Officer at Primavera Systems and held other positions from 1993 to 2008.

Mr. Hura, 52, has been our President, Global Field Operations since September 2025. He served as Executive Vice President and General Manager of North America Cloud Infrastructure Sales from June 2023 to August 2025. He previously served as our Executive Vice President of Cloud & Technology Sales from June 2021 to June 2023. Mr. Hura held various other positions since joining Oracle in 2013. Prior to joining Oracle, Mr. Hura served as General Manager of Sales for the Digital Energy business at General Electric.

Ms. Maxson, 48, has been our Chief Financial Officer since April 2026. She served as Executive Vice President and Group Chief Financial Officer of Schneider Electric SE (Schneider) from 2020 until April 2026. Prior to that, she was Senior Vice President and Chief Financial Officer, Energy Management of Schneider from 2019 to 2020 and Senior Vice President and Chief Financial Officer, Building and IT of Schneider from 2017 to the end of 2018. Ms. Maxson serves on the board of directors of Anglo American plc.

Ms. Catz, 64, has been our Executive Vice Chair of the Board since September 2025. She served as our Chief Executive Officer from September 2014 to September 2025, President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She currently serves as a director of Paramount Skydance Corporation and she previously served as a director of The Walt Disney Company.

Mr. Henley, 81, has been our Executive Vice Chair of the Board since September 2014. He served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Levey, 63, has been our Executive Vice President, Chief Legal Officer since October 2022. Prior to joining Oracle, Mr. Levey served as Chief Executive Officer of Diem Association from August 2020 until June 2022, and as Chief Legal Officer of HSBC Holdings, plc from January 2012 to August 2020.

Ms. Smith, 60, has been our Executive Vice President, Chief Accounting Officer since December 2022. She served as our Senior Vice President, Corporate Controller from December 2020 to December 2022, as our Senior Vice President, Assistant Corporate Controller from September 2017 to December 2020 and as our Vice President, Global Controllers Organization and Mergers and Acquisitions from November 2012 to September 2017. She held various other positions with us since joining Oracle in 1999.

Item 1A. Risk Factors

We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our discussion in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future. If any of the following risks occur, our business, operating results, financial condition, and prospects could be materially and adversely affected.

Risk Factor Summary

Business and Operational Risks

•
We may be unsuccessful in developing and selling new products and services, integrating acquired products and services and enhancing our existing products and services.
•
Our AI products may not operate as anticipated, which could adversely affect our reputation, revenues and profitability.
•
If we do not successfully execute our Oracle Cloud strategy, including our offerings of Oracle Cloud, our revenues and profitability may decline.
•
If we are unable to secure data center capacity at affordable rates or do not accurately plan for and manage our infrastructure capacity requirements, our profitability may decline.
•
Our cloud offerings and hardware offerings are complex, and if we cannot successfully manage this complexity, including the sourcing of technologies and components, the results of these businesses will suffer.
•
We may not receive significant revenues from our current research and development efforts for several years, if at all.
•
Our products and services may not function properly if we experience significant coding, manufacturing or configuration errors in our cloud, software and hardware offerings.
•
If we are unable to compete effectively, the results of operations and prospects for our business could be harmed.
•
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.
•
Our periodic workforce restructurings and reorganizations can be disruptive.
•
We may lose key employees or may be unable to hire enough qualified employees.
•
There are risks associated with our cloud and software and hardware indirect sales channels which could affect our future operating results.
•
Acquisitions, joint ventures and strategic alliances present many risks and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction.
•
We are subject to risks with respect to environmental, social and governance (ESG) matters.

Data Privacy, Cybersecurity and Intellectual Property Risks

•
We are subject to business, financial and reputational risks related to cybersecurity incidents and data breaches.
•
Our business practices with respect to data could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to privacy and data protection.
•
Third parties have claimed, and in the future may claim, infringement or misuse of intellectual property rights and/or breach of license agreement provisions.
•
We may not be able to protect our intellectual property rights.

Legal and Regulatory Risks

•
Adverse litigation results could affect our business.
•
We may be subjected to increased taxes due to changes in U.S. or international tax laws, the inability to obtain or retain tax incentives, or from adverse resolutions of tax audits and controversies.
•
Our international sales and operations and global customer base subject us to additional risks, including trade restrictions, export controls and sanctions, that can adversely affect our operating results.
•
The healthcare industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could adversely affect our healthcare business.
•
Our sales to local, state, federal and foreign government customers expose us to business volatility and risks, including government budgeting cycles and appropriations, government shutdowns, procurement regulations, governmental policy shifts, early termination of contracts, audits, investigations, sanctions and penalties.
•
Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

Financial Risks

•
Our operations can be difficult for us to predict because our quarterly results of operations may fluctuate significantly based on a number of factors.
•
Changes in currency exchange rates can adversely affect customer demand and our revenues and profitability.
•
There are risks associated with our outstanding and future indebtedness.
•
If our accounting estimates and judgments turn out to be inaccurate, our future financial results could fall short of expectations, which could have a material adverse effect on our stock price.

Risks Related to our Common and Preferred Stock

•
Our stock price could become more volatile and your investment could lose value.
•
Conversion of our 6.50% Series D Mandatory Convertible Preferred Stock (Mandatory Convertible Preferred Stock) and our depositary shares, or the payment of dividends on Mandatory Convertible Preferred Stock in shares of common stock, or the issuance of shares of our common stock under the At the Market (ATM) Program will dilute the ownership interest of the holders of our common stock.
•
The ATM Program, the Mandatory Convertible Preferred Stock or our depositary shares may adversely affect the market price of our common stock, and we cannot guarantee that our ATM Program will be fully implemented.
•
Our common stock ranks junior to our Mandatory Convertible Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, winding-up or dissolution.
•
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

General Risks

•
Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.
•
Significant events in certain geographic locations could adversely affect our operating results and disrupt our business.

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
•
it takes more time or costs more than anticipated to build out the infrastructure required to deliver new or enhanced products and services;
•
supply chain costs, energy costs or other costs to develop, produce or distribute our products and services result in greater costs than anticipated;
•
we are unable to accurately anticipate, pay for, plan for and manage future data center capacity needs in a timely manner to meet current or expected customer demand;
•
we fail to meet our contractual service level commitments;
•
there is a delay in market acceptance of and difficulty in transitioning new and existing customers to new, enhanced or acquired product lines or services;
•
sanctions, tariffs, export controls, geopolitical instability, strained economic relationships between countries and related market disruptions or other regulatory, legislative or trade and non-tariff barriers, including retaliatory measures, impede or prevent us from serving certain customers based on their location, jurisdiction of incorporation, ownership, control or other ties to restricted jurisdictions, or restrict us or our customers from operating in specific jurisdictions;
•
inflation, trade policy, geopolitical conditions and other macroeconomic factors reduce customer demand or their ability to pay for our products and services or cause us to be unable to meet current or expected customer demand;
•
there are changes in IT trends that we do not adequately anticipate or timely address with our product development efforts;
•
we do not optimize complementary product lines and services in a timely manner; or
•
we fail to adequately integrate, support or enhance acquired product lines or services.

In addition, our profitability and revenues could be adversely impacted if we lose one or more of our key customers for any reason, including as a result of any of the factors discussed above, or if one or more of our key customers experiences insolvency, bankruptcy or other issues impacting their creditworthiness. Any such loss could also limit or reduce our growth in future periods.

Our AI products may not operate as anticipated, which could adversely affect our reputation, revenues and profitability. Machine learning and AI, including generative AI, agentic AI and LLMs, are increasingly driving innovations in technology, and AI technology and services are highly competitive and rapidly evolving. We are building AI into many of our product offerings and we are also making AI available for our customers to use in solutions that they build. We have made significant investments in AI initiatives, including investments in infrastructure and headcount, and we expect to continue to invest significant resources to build and support our AI products in support of our growth strategy. In addition, we rely on partners and suppliers to produce some of our AI products. If we are unable to introduce new AI products, or if our AI products fail to operate as anticipated or as well as competing products or otherwise do not meet customer needs, if our competitors’ AI products achieve higher market acceptance than ours, or if we incur costs higher than expected to build and support our AI products, we may fail to recoup our investments in AI and our business and reputation may be harmed. Further, if we do not continue to invest significant resources to develop and support our AI products, we may fall behind technological developments and evolving industry standards, which would likewise harm our ability to compete.

AI technologies are rapidly changing and present evolving legal, regulatory and ethical issues, including claims of bias, discrimination, a perceived lack of transparency, as well as sometimes unpredictable behaviors or inadvertent use or incorporation in model training or outputs of copyrighted or other protected material, such as personal and patient health information, any of which could expose us or our customers to reputational or legal risk and inhibit adoption of our AI products. Moreover, AI models and training approaches may contain errors or limitations. The data used to develop or operate AI systems may be overly broad, incomplete, or include biased or inaccurate information, which could result in outputs that are offensive, unlawful, inaccurate or otherwise harmful. If we enable or offer AI products that draw controversy due to their perceived or actual impact on society, or if we are unable to develop, implement and maintain effective internal policies and frameworks relating to the responsible development and use of AI, we may experience brand or reputational harm, competitive harm or legal liability.

Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. For example, the U.S. AI regulatory framework remains in development and has been introduced at the federal level through executive orders and legislation has been introduced and enacted at the state level. Additionally, obligations under the EU AI Act have gone into effect and will continue to be implemented in phases through 2030, and other jurisdictions have passed or are considering similarly focused legislation. Regulatory uncertainty, including the lack of comprehensive federal legislation and a patchwork of existing and proposed frameworks and regulatory initiatives in numerous jurisdictions, may expose us to compliance challenges, costs and uncertainties requiring us to manage varying and sometimes conflicting expectations in the U.S. and globally, including potential government restrictions on AI infrastructure, compute resources, model weights, cross-border AI services, customer access and localization or nationalization initiatives. Our failure to adapt to these changes, or any failure by our employees, contractors, partners, suppliers, customers or agents to comply with laws and regulations applicable to our AI products or our related policies and procedures, could result in legal, financial and reputational consequences including, but not limited to, being required to adjust or limit our product offerings or our use of AI in certain jurisdictions to comply with new and evolving AI laws and regulations.

If we do not successfully execute our Oracle Cloud strategy, including our offerings of Oracle Cloud, our revenues and profitability may decline. We provide our cloud and other offerings to customers worldwide via a variety of deployment models, including via our cloud-based OCA and OCI offerings. As these business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of various cloud offering models by us and our competitors may unfavorably impact the pricing of our cloud and software offerings. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

As customer demand for our cloud offerings increases, we experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our software license and hardware product arrangements relative to our cloud offering arrangements. Customers predominantly purchase our cloud offerings on a subscription basis, and revenues from these offerings are generally recognized ratably or as services are consumed over the terms of the subscriptions. Consequently, any deterioration in sales activity associated with our cloud offerings may not be immediately observable in our consolidated statements of operations. This is in contrast to revenues associated with our license and hardware product arrangements, which are generally recognized in full at the time of delivery of the related licenses and hardware products. In addition, we may not be able to accurately anticipate customer transitions from, or be able to sufficiently backfill reduced customer demand for, our software, hardware and support offerings relative to the expected increase in customer adoption of and demand for our Oracle Cloud, which could adversely affect our revenues and profitability.

If we are unable to secure data center capacity at affordable rates or do not accurately plan for and manage our infrastructure capacity requirements, our profitability may decline. To grow our OCI business, which requires increased computing capacity, we must incur significant capital and operating expenditures to increase our existing data center capacity and to establish data centers in new geographic locations. In connection with these investments, we have entered, and expect to continue to enter, into long-term lease commitments with third-party data center providers and other significant commitments with suppliers of chips and other data center infrastructure. If we underestimate customer demand or our data center capacity needs, we may face shortages of available infrastructure, limiting our ability to support customer growth and potentially causing us to lose business to competitors. Conversely, if we overestimate customer demand or any of our key customers are unable to pay or otherwise perform under their contracts with us, we could be locked into multi-year commitments for excess data center space and related capital expenditures, as well as associated financings, without receiving corresponding revenue. In addition, the terms, renewal options and pricing adjustments in our long-term data center leases typically do not align with the duration and pricing of customer contracts, and if customers do not renew their contracts, we may be unable to re-lease, repurpose or assign such capacity on acceptable terms, if at all. Our business is, and may continue to be, exposed to risks of customer non-payment and non-performance. Our customer base and our policies and procedures to manage our exposure to credit risk, including through receipt of prepayments under some of our committed contracts, credit analysis and monitoring procedures, cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our business, operating results and financial condition. In addition, some of our customers may be highly leveraged and subject to their own operating and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience risks of non-payment and non-performance in our dealings with such parties. In certain OCI offerings, we are more concentrated among a number of large customers, which could increase these risks.

Our data center expansion depends on access to suitable, permitted build sites; reliable and predictable power sources; networking hardware; and server availability, including graphics processing units, memory devices and other critical components. Data centers in geographies that we rely on may be unavailable on commercially reasonable terms or at all. Government-imposed limits or moratoria on data center construction in a given market could hinder our ability to execute our expansion plans or prevent us from completing planned data center projects. Even where suitable sites and capacity are available, our data center expansion plans are complex and subject to execution risks, including, among others, delays or cost increases related to design, engineering, permitting, construction, utility interconnection, equipment delivery and contractor performance. Our ability to build and operate data centers also may be affected by existing and evolving laws, regulations and policies relating to land use and zoning, environmental permitting, energy usage, grid reliability, greenhouse gas emissions, water usage, building codes, health and safety, tax incentives and data localization. These requirements, or changes in their interpretation or enforcement, could increase our capital and operating costs, delay or prevent planned projects, limit where or how we build or operate data centers, or adversely affect our ability to meet customer commitments and anticipated demand.

In addition, we depend on third parties to develop and deliver certain data center capacity and related infrastructure, and their inability to obtain financing, complete construction on schedule or manage construction cost overruns could delay the availability of data center space or increase our costs. We have faced, and may continue to face, challenges with securing reliable and cost-effective power sources for our data center energy demands, which are constrained globally due to the significant increase in demand for and limited availability of energy to power AI compute. These constraints on available power sources could disrupt operations at affected data centers or restrict our capacity to grow, adversely impacting our business, operating results, financial condition and prospects. In addition, power prices can be volatile, including due to extreme weather events and market structure in certain regions, and increases in energy costs can adversely affect our margins, particularly where customer pricing is fixed or committed. We also may enter into long-term power supply arrangements, including power purchase agreements or similar arrangements, that may extend beyond customer contract terms and expose us to counterparty risk, pricing risk and potential collateral or credit support requirements. We also may be unable to secure sufficient energy resources on acceptable terms to meet customer expectations or our sustainability goals. These investments and commitments may require significant cash outlays before, or in excess of, the revenues or cash flows generated by the related capacity, which could adversely affect our cash flows, increase our need for external financing or require us to reduce, delay or reprioritize other investments.

We also rely on third-party suppliers to provide equipment and components required to outfit these data centers on a timely basis. We do not control the operation of these third-party data centers, and they may suffer interruptions in service from events beyond our control, including from acts of government, natural events, power loss, break-ins or misconduct by those third parties. Ongoing or future delays or the inability to meet customer demand could cause the loss of additional sales, delay our revenue recognition or increase our costs, all of which could adversely affect the margins of our business. We typically depreciate these assets over their estimated useful lives, which could be shortened should our cloud strategies change, which could adversely affect our profitability. Further, evolving customer requirements and technological changes in data center design and equipment may require retrofits or other incremental capital expenditures, and physical damage to data centers or key energy infrastructure from natural disasters, geopolitical events, terrorist events or other catastrophic events could adversely affect our profitability.

Our cloud offerings and hardware offerings are complex, and if we cannot successfully manage this complexity, including the sourcing of technologies and components, the results of these businesses will suffer. We depend on suppliers to develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products that we market and sell to our customers and that we use as a part of our cloud infrastructure to deliver our cloud offerings, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. Our supply chain operations are affected by industry consolidation and component constraints or shortages, natural disasters, political unrest (such as conflicts in the Middle East and the tensions between China and Taiwan), public health crises, changes to trade laws or regulations, tariffs and customs controls, port stoppages, shipping interruptions or other transportation disruptions or slowdowns, and other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped. If disruption caused by one or more of the risks described above occurs, our cloud and software business and hardware business and related operating results could be materially and adversely affected.

Supply chain shortages have in some instances resulted in increases to the costs of production of our hardware products that we may not be able to pass on to our customers. In addition, we have in some instances responded to such shortages by committing to higher purchases and balances of hardware products that we market and sell to our customers and that we use as a part of our cloud infrastructure to deliver our cloud offerings, relative to our historical positions. For example, industry supply capacity for AI accelerators, including graphics processing units, as well as memory devices, is competitive, and we at times have to accept less favorable terms with suppliers to minimize supply constraints. While this permits us to secure cloud infrastructure capacity, it has increased excess and obsolescence risk of such hardware products and could adversely impact our profitability and cash flows. We expect these factors will continue to impact us in the future. In addition, the actual useful lives, performance characteristics or failure rates of certain components may differ from our expectations, and we may incur unplanned repair, replacement or refreshment costs, including in some cases outside applicable warranty coverage. Delays in delivery of critical components could cause us to incur operating costs for data center capacity that is not yet revenue-generating and, in some cases, could subject us to penalties or other contractual remedies.

We outsource most of our manufacturing, assembly, delivery and technology of, and certain component designs for, our hardware products to a variety of companies, many of which are located outside the U.S. From time to time, these partners experience production problems or delays or cannot meet our demand for products on a timely or cost-effective basis, including as a result of changes to trade laws or regulations, tariffs, sanctions and export or import controls. Ongoing or future delays or cost increases in manufacturing could cause the loss of additional sales, delayed revenue recognition or an increase in our hardware products expenses, all of which could adversely affect the margins of our cloud and software business and hardware business. These challenges could arise if we alter our manufacturing strategies, suppliers, or locations. We also store inventory and equipment in third-party logistics, warehousing or staging facilities, and these assets may be subject to damage, theft, break-ins or other losses that may not be fully covered by insurance.

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

Our products and services may not function properly if we experience significant coding, manufacturing or configuration errors in our cloud, software and hardware offerings. Despite testing prior to the release and throughout the lifecycle of a product or service, our cloud, software and hardware offerings sometimes contain coding, manufacturing or configuration errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released cloud, software or hardware offerings can be time consuming and costly. Errors in our cloud, software or hardware offerings, or errors embedded in third-party software products or services incorporated into our own products, can affect their ability to properly function, integrate or operate with other cloud, software or hardware offerings; result in service interruptions, delays or outages of our cloud offerings; create security vulnerabilities in our products or services; delay the development or release of new products or services or new versions of products or services; and adversely affect market acceptance of our products or services. If we experience any of these errors, or if there are delays in releasing our cloud, software or hardware offerings or new versions of these offerings, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our and our customers’ abilities to conduct business operations and to ensure accuracy in financial processes and reporting, and may result in unanticipated costs and interruptions. Enterprise customers rely on our cloud, software and hardware offerings and related services to run their businesses, and errors in our cloud, software and hardware offerings and related services could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed. We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Our enterprise cloud, software and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world, many of which have well-developed customer bases and strong brand recognition. In addition, due to the low barriers to entry in many of our market segments, new technologies and new, agile and growing competitors frequently emerge to challenge our offerings. We believe many vendors spend amounts in excess of what Oracle spends to develop and market applications and infrastructure technologies including databases, middleware products, application development tools, business applications, collaboration products and business intelligence, compute, storage and networking products, among others, which compete with Oracle applications and infrastructure offerings.

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

If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices, introduce pricing models and offerings or offer other terms that are less favorable to us to compete successfully. Any such changes may reduce revenues and margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud delivery models offered by us and our competitors may unfavorably impact the pricing of our other cloud, software, hardware and services offerings, and we have incurred increased cloud delivery expenses as we expand our cloud operations and update our infrastructure, all of which could reduce our revenues and profitability. Our software support fees and hardware support fees are generally priced as a percentage of our net software license fees and net new hardware products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings. If we do not adapt our pricing models to reflect changes in customer use of our products, changes in customer demand or increased competition, our revenues could decrease.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results. Our customers depend on our support organization to resolve technical issues related to our applications and infrastructure offerings. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services or resolve issues efficiently. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. Any failure to maintain high-quality technical support, or even the perception that our support is insufficient, could adversely affect our reputation, negatively impact our relationships with our customers, hinder our ability to sell and renew our applications and infrastructure offerings to existing and prospective customers, and negatively impact our business, operating results and financial position.

Our periodic workforce restructurings and reorganizations can be disruptive. We have an existing restructuring plan in place under which we have made, and will continue to make, adjustments to our workforce in response to management changes, product changes, performance issues, changes in strategies, acquisitions and other internal and external considerations. We may initiate new restructuring plans in the future. In addition, the adoption and deployment of AI technologies across our operations have resulted, and may continue to result, in reductions to our workforce.

These types of restructurings have resulted, and may in the future result, in increased restructuring costs and reduced productivity. These types of restructurings may also lead to shortages of sufficiently skilled employees in certain roles, loss of valuable institutional knowledge and damage to employee morale and retention. Hiring freezes or slowdowns can also result in decreased productivity while existing employees take on additional roles and responsibilities, and may also lead to a shortage of sufficiently skilled employees in certain roles. In addition, we may not achieve or sustain the expected growth, resource redeployment or cost savings benefits of these restructurings, or may not do so within our expected timeframe. These effects could recur in connection with future acquisitions and other restructurings, and our revenues and other results of operations could be negatively affected.

We may lose key employees or may be unable to hire enough qualified employees. We rely on hiring qualified employees and retaining our senior management, including our Executive Chair of the Board, Chief Technology Officer and founder; our Chief Executive Officers; other executive team members; and key employees. In the technology industry, especially in the AI field, competition for highly skilled business, product development and technical personnel is intense and ongoing. For example, in recent years, recruiting, hiring and retaining employees with expertise in the AI computing industry has become increasingly difficult as the demand for AI computing infrastructure has increased as a result of the increase in AI and machine learning development, deployment and demand. In addition, implementation of AI tools may require new skills and capabilities, and we may not be successful in reskilling current employees.

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

Our general compensation program includes restricted stock units (RSUs), stock options and performance-based equity, which are important tools in attracting and retaining employees in our industry. Our stock price has been volatile in recent periods, and if it were to stagnate or further decline, our ability to retain or attract employees may be harmed. We continually evaluate our compensation practices and consider changes from time to time, which may have an impact on our ability to retain employees and the amount of stock-based compensation expense that we record. Any changes in our compensation practices or those of our competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

There are risks associated with our cloud and software and hardware indirect sales channels which could affect our future operating results. Our cloud and software and hardware indirect channel networks consist primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and ISVs. Our relationships with these channel participants are important elements of our cloud, software and hardware marketing and sales efforts. Our financial results could be adversely affected if:

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

Acquisitions, joint ventures and strategic alliances present many risks and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction. We regularly review and consider strategic acquisitions, joint ventures and strategic alliances. These transactions present material risks and challenges, including but not limited to:

•
business disruption and management distraction;
•
introduction of additional compliance obligations or new risks, including with respect to increased privacy and data collection concerns, content moderation and censorship, and system outages;
•
challenges in managing acquired technologies or lines of business, entering new markets where we have no, or limited, direct prior experience or market positions, or retaining key personnel from the acquired companies;
•
transactions that do not meet strategic expectations, including due to difficulties integrating acquired companies, negative impacts from imposed business practices or different go-to-market strategies, and the risk of overpaying or failing to realize expected returns on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition, including intangible assets and goodwill;
•
negative financial impacts from (1) assumed claims or liabilities; (2) assumed costly or disruptive pre-existing contractual relationships; and (3) unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s business practices;
•
failure to identify or accurately assess significant liabilities or shortcomings prior to finalization of an acquisition;
•
failure to realize expected revenue growth from a strategic transaction for a number of reasons, including (1) more customers than expected declining to renew or terminating their contracts; (2) difficulty selling acquired products or service offerings to our customer base; (3) acquired customers declining to purchase our technologies due to differing business practices; or (4) contract models utilized by an acquired company conflicting with our revenue recognition methods;
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

We are subject to risks with respect to environmental, social and governance (ESG) matters. We are subject to evolving, and sometimes conflicting, laws, executive orders, regulations, policies and stakeholder expectations relating to matters beyond our core products and services, including ESG matters, such as environmental sustainability, climate change, human capital and workforce matters. The Nomination and Governance Committee of our Board oversees and periodically reviews our ESG programs and our management evaluates if climate or environmental risks could significantly impact our core or strategic business functions, including service delivery and support, product development and deployment, supply chain management, facility operations, employee recruitment and retention or brand reputation. Any failure to identify and address these risks could adversely affect our reputation, business, financial performance and growth.

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

Data Privacy, Cybersecurity and Intellectual Property Risks

We are subject to business, financial and reputational risks related to cybersecurity incidents and data breaches. Our products and services, including Oracle Cloud, store, retrieve, process and manage third-party data, such as our customers’ data, as well as our own data. We believe that Oracle has been and is a target for computer hackers, cyberattacks and other perpetrators or threat actors because Oracle stores and processes large amounts of data, including sensitive data such as health sciences (including patient health information), financial services, retail, hospitality, telecommunications and government data. We and our third-party vendors are regularly subject to attacks by third parties (which may include individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations, nation-states and individuals sponsored by them) designed to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems. Such malicious attacks can lead, and have led, to the compromise of personal information or the confidential information or data of Oracle or our customers. Attacks of this nature typically involve IT-related viruses, worms, and other malicious software programs that attack networks, systems, products and services, exploit potential security vulnerabilities of networks, systems, products and services, create system disruptions and cause shutdowns or denials of service. Third parties seek to attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other credentials to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, our customers, suppliers or partners. They also seek to access or modify improperly our products and services, including our Oracle Cloud; these actions can occur in a variety of ways, including as a result of customer, partner, employee, contractor or supplier error or malfeasance.

When a cyberattack or other security event or incident results in unauthorized access to, or modification, loss, destruction or exfiltration of, our customers’ or suppliers’ data, other external data, our own data or our IT systems, or if the services we provide to our customers are disrupted, or if our products or services are reported to have (or are perceived as having) security vulnerabilities, we have incurred and may continue to incur significant expenses and may suffer substantial damage to our brand and reputation. If our customers lose confidence in the security and reliability of our products and services, including our cloud offerings, they may reduce or terminate their spending with us. In addition, cyberattacks and other security events or incidents have resulted and could result in: significant investigation and remediation costs; loss or destruction of data; operational disruptions; inappropriate use of proprietary and sensitive data; lawsuits; indemnity obligations; regulatory investigations and financial penalties; and increased legal liability, including in some cases contractual costs for customer notification and fraud monitoring.

Because the techniques used to obtain unauthorized access to, or sabotage IT systems, constantly evolve, grow more complex over time, and often are not detected until launched against a target, we may be unable to anticipate or implement adequate measures to prevent such techniques. The increasing use of AI technologies may also introduce or accelerate existing cybersecurity and operational risks. AI systems may be susceptible to the introduction of malicious code, manipulation, or other misuse, and may be used by third parties to develop or deploy more sophisticated attacks. In addition, the rapid pace at which AI-related risks can emerge and evolve may challenge our ability to timely identify, assess and mitigate such risks. If we are unable to adapt our processes, controls and technologies effectively, our systems, data and operations could be adversely affected. Our internal IT systems continue to evolve and we are often early adopters of new technologies. However, our business policies and internal security controls may not keep pace with emerging threats. We may not detect or confirm any security breach and loss of information or fully remediate the impact for a significant period of time after the security breach. Our remediation efforts may not be successful.

Our products operate in conjunction with and are dependent on a wide variety of third-party products, components and services. If a security vulnerability exists in one of these components, a targeted exploit could lead to increased costs, liability claims, customer dissatisfaction, reduced revenues, or harm to our reputation or competitive position, including as a result of business interruption, data loss or unauthorized access to, or disclosure of, data. We also have an active acquisition, joint venture and strategic alliance program and have entered into a number of strategic transactions with respect to companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to such companies, products, services and technologies, we may still face such risks and additional or unidentified vulnerabilities when we integrate such companies or partner with such third parties.

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

Following the European Union (EU)’s General Data Protection Regulation (GDPR), the rate of global consideration and adoption of privacy laws has increased, giving rise to more global jurisdictions in which regulatory inquiries and audits may be requested of Oracle, and if we are not deemed to be in compliance, could result in enforcement actions and/or fines. This is true in the U.S. where, for example, a number of states have enacted privacy laws, the U.S. Congress has been considering several privacy and security-related bills at the federal level, the federal government is pursuing a range of cybersecurity initiatives pertaining to critical infrastructure companies and government contractors, and a number of other state legislatures have passed or are considering privacy laws. Regulators globally are also imposing greater monetary fines for privacy violations. The GDPR provides for monetary penalties of up to €20 million, or up to 4% of an organization’s worldwide revenue of the preceding financial year, whichever is greater. These penalties can be significant. For example, a U.S.-based technology company was fined €1.2 billion for alleged GDPR violations in 2023. The U.S. Federal Trade Commission continues to fine companies for unfair and deceptive data protection practices, and these fines may increase in size. Taken together, the laws or regulations associated with the enhanced protection of personal and other types of data could greatly increase the size of potential fines related to data protection, and our cost of providing our products and services could result in changes to our business practices or even prevent us from offering certain services in jurisdictions in which we operate. Although we have implemented contracts, diligence programs, policies and procedures designed to address compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, partners, suppliers, data providers or agents will not violate such laws and regulations or our contracts, policies and procedures. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products and services. For example, numerous jurisdictions, including the EU, have passed or are considering laws and regulations that would impose additional data privacy and other compliance requirements on the use of AI and could require us to adjust or limit our product offerings in such jurisdictions.

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

We may be subjected to increased taxes due to changes in U.S. or international tax laws, the inability to obtain or retain tax incentives, or from adverse resolutions of tax audits and controversies. As a multinational corporation, we incur income taxes as well as non-income-based taxes (such as payroll, sales, use, property and value-added taxes) in both the U.S. and various foreign jurisdictions. We also apply for and may obtain various U.S. state and local and foreign country income, property, sales and other tax incentives for infrastructure or other investments and business activities. Significant uncertainties exist with respect to the application of the various taxes to the businesses in which we engage and our intercompany transactions and arrangements, often requiring that we make judgments in determining our tax liabilities and worldwide provision for income taxes. We are regularly under audit by tax authorities in the U.S. and internationally, which has led to disagreements regarding our treatment of, or positions taken with respect to, various items, including foreign tax credits, foreign-earned profits, intercompany transfer prices and transactions, and the applicability of sales or use taxes or withholding taxes to our operations and intercompany transactions. Any unfavorable resolution of these tax audits and controversies, or the loss of any tax incentives obtained or anticipated, could cause our tax liabilities to increase and may have a material, adverse impact on our provision for income taxes and effective tax rate and on our business. Although we believe that our income and non-income-based tax estimates are reasonable, there is no assurance that the final determination of tax audits or disputes will not be different from what is reflected in our historical income tax provisions and tax accruals.

The U.S. federal and state governments, as well as governments of countries around the world and organizations such as the Organisation for Economic Co-operation and Development (OECD), continually consider and make changes to relevant tax, accounting and other laws, treaties, regulations, guidance and interpretations. For example, countries outside the U.S. may change their tax laws in a manner that could negatively affect us by increasing taxes imposed on our international revenue streams, operations and cross-border transactions, including by imposing taxes targeted at digital technology businesses and changing their withholding tax rules. Further, certain governments and the OECD continue to consider the impacts of digital technologies and business models on the existing international tax framework and rules and may propose or enact changes to tax laws, treaties and guidance or introduce new tax measures that would increase the level of income or other taxes on our international revenues and profits. If U.S. or other tax authorities make any of such changes or successfully challenge how or where our profits are currently recognized, our overall tax liabilities could increase. Such possible unfavorable tax changes also create the potential for added volatility in our quarterly provision for income taxes.

Our future income tax provisions and effective tax rate could materially increase as a result of tax changes such as those discussed above or if any other changes are made to applicable tax laws and rules in the U.S. or in other countries in which we do business. Our provision for income taxes also could be adversely affected by changes in the mix of income earned or losses incurred in jurisdictions with differing statutory tax rates, fluctuations in our stock price and level of stock-based compensation expense, changes in the valuation of our deferred tax assets or liabilities and by other factors.

Our international sales and operations and global customer base subject us to additional risks, including trade restrictions, export controls and sanctions, that can adversely affect our operating results. We derive a substantial portion of our revenues from, and have significant operations, outside of the U.S., and in both our U.S. and non-U.S. operations we serve customers based in or with ties to numerous jurisdictions around the world. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These laws and regulations include data privacy requirements, labor relations laws, tax laws, foreign currency-related regulations, competition/antitrust regulations, anti-bribery laws and other laws prohibiting payments to governmental officials such as the U.S. Foreign Corrupt Practices Act (FCPA), market access regulations, tariffs, and import, export and general trade regulations, including but not limited to sanctions and embargos. Violations of these laws and regulations can result in monetary fines, civil and/or criminal penalties, enforcement actions against us, our officers or our employees, and prohibitions on the conduct of our business, including disgorgement, the loss of trade privileges, and other remedial measures. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries or territories or to certain entities, and any such violations (or even an allegation of violations) could result in us exiting a market or segment, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Changes to sanctions or export control regulations or their enforcement in the U.S. and the other jurisdictions where we currently operate or have dealings, or in the future may operate or have dealings, can require suspension or termination of business (including financial transactions) in or with certain countries and territories or with certain customers. In addition, we continue to closely monitor international relations and it is difficult to anticipate the effect geopolitical developments may have on us. Evolving restrictions and rules governing access to cloud-based infrastructure or GPU-enabled services by customers in certain jurisdictions, could require additional compliance controls or limit our ability to provide, lease, host or otherwise make available such resources to affected customers. Compliance with any further sanctions, export controls or other regulatory restrictions (and any countermeasures thereto) taken by the U.S. or other countries could prevent us from serving certain customers or restrict us or our customers from operating in specific jurisdictions, which could have an adverse effect on our operations and results of operations.

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
•
political unrest, terrorism and war, including but not limited to the current Middle East conflicts and the Russia-Ukraine war and its potential economic and geopolitical impacts on Europe, where a material portion of our business is carried out;
•
the potential for other hostilities, including but not limited to further destabilization in the Middle East and Venezuela and tensions between China and Taiwan;
•
the potential for worsening trade and economic relations between the U.S. and China, including the imposition of additional tariffs, export controls, sanctions, retaliatory measures or other trade restrictions;
•
public health, social and supporting infrastructure stability risks, particularly in areas in which we have significant operations;
•
fluctuations in currency exchange rates and related impacts on customer demand and our operating results;
•
difficulties in accessing or transferring funds from or converting currencies in certain countries that could lead to a devaluation of our net assets, in particular our cash assets, in that country’s currency, including as a result of exchange controls, seizure, nationalization or other restrictions;
•
losses arising from bank failures, uninsured or underinsured deposit balances, fraud, theft, employee misconduct, or errors in initiating or processing payments or fund transfers;
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

The healthcare industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could adversely affect our healthcare business. As a participant in the healthcare industry, certain of our products, operations and relationships, and those of our customers, are regulated by several U.S. federal, state, local and foreign governmental entities. These regulations impact us both directly and indirectly, including government program requirements applicable to our customers for the use of health IT. There are significant, wide-ranging and rapidly evolving regulations worldwide, covering healthcare fraud, information sharing, e-prescribing, medical claims processing and transmission, healthcare devices, the use of AI in healthcare, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our products, operations and relationships or the business practices of our customers. Specific risks include, but are not limited to, the following:

•
We have medical devices registered with the U.S. Food and Drug Administration and other foreign medical device regulators, and certain other products and solutions may now or in the future be regulated under the Federal Food, Drug and Cosmetics Act, as amended, and other foreign medical device laws. In instances where our healthcare products and services qualify as medical devices in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities, including labeling, manufacturing, adverse event reporting and pre-market regulatory approval, clearance or notification.
•
Certified electronic health record technology (CEHRT) requirements continue to evolve and remain necessary to participate in federal healthcare programs to receive reimbursement for health items and services provided by certain of our customers to Medicare and Medicaid beneficiaries. Certification involves complex and specific requirements related to various types of requests for the access, exchange or use of Electronic Health Information. The 21st Century Cures Act, as amended, allows for penalties for stakeholders, including but not limited to, health IT developers and providers who do not comply with the act. We expect the regulations establishing the certification and interoperability standards for CEHRT will continue to be updated to emphasize interoperability, consumer engagement, patient safety and health information privacy and security.
•
The federal Anti-Kickback Statute (AKS) prohibits us from knowingly and willfully soliciting, receiving, offering or providing remuneration (including any kickback or price concession) in exchange for referrals or the purchase, order, or recommendation of any products or services which are paid for by federal healthcare programs such as Medicare and Medicaid. The Centers for Medicare & Medicaid Services has stated that kickbacks have led to overutilization and increased costs of healthcare services, corruption of medical decision making, steering patients away from valid services or therapies and unfair, non-competitive service delivery. Certain of our products and services may now, or in the future, be subject to the AKS, the federal False Claims Act (FCA) and other fraud and abuse laws. In addition, a claim including products or services resulting from a violation of AKS constitutes a violation of the FCA. Companies can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against federal and state healthcare programs, including a variety of coverage, reimbursement, billing and coding errors, fraud and conduct.

The healthcare industry is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate concerning industry regulation. We have been, and in the future may become involved in routine, regular and special governmental inquiries, audits, reviews and assessments. Negative publicity may damage our reputation and expose us to regulatory scrutiny.

Complying with healthcare industry regulations globally is expensive and could subject us to unanticipated and significant delays or disruption to availability of our health products/services. If we fail to comply sufficiently with these and other regulations, it could negatively impact our ability to continue to develop, distribute and deliver certain of our healthcare products and services, and we could suffer fines or penalties and/or result in product recalls.

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

Governmental entities are variously pursuing policies that affect our ability to sell our products and services. Changes in government procurement policy, priorities, regulations, technology initiatives and/or requirements may negatively impact our potential for growth in the government sector. For example, the U.S. government imposes evolving cybersecurity requirements, including the FedRAMP authorization process and the Department of War (DoW) Cybersecurity Maturity Model Certification. These requirements may impact our lines of business in the U.S. federal government market. Compliance with these cybersecurity requirements is complex and costly, and any failure or alleged failure to meet, or delays in meeting, the required security controls could result in liability, limit our ability to sell products and services, directly or indirectly, to the DoW and other federal and state government entities that implement similar cybersecurity requirements and adversely affect our reputation and sales.

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

There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending as governments continue to face significant deficit reduction pressures. This may adversely impact spending on government programs and result in termination of government contracts, delays in contract awards and pausing of payments during cost efficiency reviews. In addition, extended federal government shutdowns in the U.S. have caused, and may in the future cause, delays in approvals and decision making, which could negatively impact our results of operations.

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

Compliance with these ever-changing and sometimes divergent ESG laws in a timely manner could increase our product design, development, procurement, manufacturing, delivery, cloud operations, insurance premiums and administration costs, limit our ability to manage excess and obsolete inventory, change our sales activities, or otherwise impact future financial results of our cloud and hardware businesses. Failure to comply with these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products and services in certain regions. Additionally, new or updated regulated disclosure requirements could result in revisions to our previous ESG-related disclosure, which could expose us to liability or reputational harm.

Financial Risks

Our operations can be difficult for us to predict because our quarterly results of operations may fluctuate significantly based on a number of factors. Our revenues, particularly certain of our software license revenues and hardware revenues, can be difficult to forecast. A substantial portion of our software license and hardware contracts is completed in the latter part of a quarter. Because a significant portion of our cost structure is largely fixed in the short term, sales and revenue shortfalls tend to have a disproportionately negative impact on our profitability. We typically have a number of large transactions each quarter, which increases the risk of fluctuations in our quarterly results. If our cloud infrastructure buildout takes longer than expected, our cloud revenue forecasts will be affected. If we lose one or more of our key customers for any reason, are unable to recognize revenues for contracted products or services or experience a delay in even a small number of these large transactions, our quarterly sales, revenues and profitability could fall significantly short of our predictions. In addition, sudden shifts in regional or global economic or political activity may cause our sales forecasts to be inaccurate. Our quarterly results may also be affected by changes in the timing and amount of our capital expenditures, which may vary materially from changes to supplier pricing, tariffs and supply chain and construction timelines.

In addition, we hold a portfolio of marketable and non-marketable debt and equity investments. It may take longer than expected to realize the full economic benefits from these investments or the benefits may ultimately be smaller than we expected. Any impairment charges and effect of changes in the fair values of certain of these investments are recorded as unrealized gains or losses as a component of consolidated net income in each period. The timing and amount of impairment charges or changes in fair value, if any, of these investments depends on factors beyond our control, including regulatory risks, the perceived and actual performance of the companies or funds in which we invest, and are also subject to the general conditions of public and private equity markets, which are uncertain and have in the past varied, and may in the future vary, materially by period. Changes in the fair values of these investments have contributed, and may in the future contribute, to volatility in our net income that is not reflective of our core businesses.

Changes in currency exchange rates can adversely affect customer demand and our revenues and profitability. We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Australian Dollar, British Pound, Brazilian Real, Canadian Dollar, Euro, Indian Rupee, Japanese Yen and Saudi Riyal, relative to the U.S. Dollar can significantly affect our total assets, revenues, operating results and cash flows, which are reported in U.S. Dollars. Fluctuations in foreign currency rates, including the strengthening of the U.S. Dollar against the Euro and most other major international currencies, adversely affects our revenue growth by reducing the U.S. Dollar value of our foreign currency earnings and affecting actual demand for our products and services as they may become relatively more expensive for foreign currency-based enterprises to purchase. Currency variations can also negatively impact profit margins on sales of our products in countries outside of the U.S. Generally, a stronger U.S. Dollar adversely affects, and a weaker U.S. Dollar favorably affects, our reported revenues and operating results. In addition, our reported assets generally are adversely affected when the dollar strengthens relative to other currencies as a portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies and reported in U.S. Dollars.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged to earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency exposures. We may suspend the program from time to time. As part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. Our foreign currency forward contracts and other hedging activities may not fully offset, and may in some cases increase, the adverse financial effects of currency movements. A large portion of our consolidated operations is international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts, including the cost to obtain such contracts. For example, we experience foreign currency gains and losses when it is not possible or cost-effective to hedge our foreign currency exposures, our hedging efforts are ineffective or we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and any related fees paid to purchase such contracts, and other factors.

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

There are risks associated with our outstanding and future indebtedness. As of May 31, 2026, we had an aggregate of $129.5 billion of outstanding indebtedness that will mature between calendar year 2026 and calendar year 2066. We may incur additional indebtedness from time to time to finance capital expenditures, future investments or acquisitions, to finance the payment of cash dividends on or repurchases of our common stock, to refinance existing debt or for other purposes. Future financing or funding needs could differ from our projections. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this Risk Factors section. There can be no assurance that we will be able to manage any of these risks successfully. The incurrence of additional indebtedness will also result in increased fixed obligations and increased interest expense and could also include covenants or other restrictions that may impede our ability to manage our operations. Some of our indebtedness may bear interest at variable rates, and increases in interest rates could increase our debt service obligations. In addition, changes in interest rates could adversely affect the economics of certain long-term commitments or customer arrangements, particularly where pricing is fixed or committed.

We have been refinancing portions of our outstanding debt as it matures, and we may continue to do so in the future. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. More broadly, disruptions in credit markets, including reduced liquidity, changes in creditor sentiment or lender concentration limits, could increase our borrowing costs or limit our ability to access debt financing on acceptable terms, or at all.

Should we incur future increases in interest expense, our ability to utilize certain of our foreign tax credits to reduce our U.S. federal income tax could be limited, which could unfavorably affect our provision for income taxes and effective tax rate. In addition, changes to our outlook or credit rating or a withdrawal by any rating agency could negatively affect the value of both our debt and equity securities and increase the interest amounts we pay on certain outstanding or future debt. A downgrade could also reduce our access to, or increase the cost of, commercial paper or other short-term financing, affect the terms or availability of certain long-term commitments (including data center leases), limit eligibility to contract with certain customers, and increase collateral, letter of credit or other credit support requirements under certain contractual arrangements. These risks could adversely affect our financial condition and results of operations.

If our accounting estimates and judgments turn out to be inaccurate, our future financial results could fall short of expectations, which could have a material adverse effect on our stock price. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make certain estimates, judgments and assumptions that can affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates, judgments and assumptions on information available to us at the time that they are made, as discussed in “Critical Accounting Estimates” under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Significant Accounting Policies” discussed in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report. For example, we make certain judgments related to revenue recognition and remaining performance obligations. While we believe these judgments and assumptions are reasonable under the circumstances, they are subject to uncertainties and actual results may differ.

Risks Related to Our Common and Preferred Stock

Our stock price could become more volatile and your investment could lose value. All of the factors discussed within this Risk Factors section have affected and could in the future affect our stock price. The timing of announcements in the public market by us or by our competitors regarding new cloud services, AI advancements, products, product enhancements, technological advances, data center capacity, acquisitions, joint ventures and strategic alliances or major transactions could also affect our stock price. Changes in the amounts and frequency of stock repurchases or dividends could affect our stock price. Our stock price could also be affected by factors, some of which are beyond our control, including, among others: speculation in the press, social media and the analyst community; changes in recommendations or earnings-related estimates by financial analysts; changes in investors’ or analysts’ valuation measures for our stock; negative analyst surveys or channel check surveys; earnings announcements where our financial results differ from our guidance or investors’ expectations; our credit ratings; dissemination of inaccurate information or misinformation about our business and results of operations (including through the malicious use of generative AI tools); the enforcement or non-enforcement of laws and regulations; and market trends unrelated to our performance. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We are a named defendant, along with certain of our officers and a director, in a putative class action brought by an alleged stockholder that alleges various violations of securities laws in connection with a drop in our stock price. Additional information regarding this lawsuit is discussed under Note 15 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This litigation, and any future similar litigation, could expose us to substantial costs and divert management’s attention and resources, which could adversely affect our business.

Conversion of our Mandatory Convertible Preferred Stock (and our depositary shares), or the payment of dividends on Mandatory Convertible Preferred Stock in shares of common stock, or the issuance of shares of our common stock under the ATM Program will dilute the ownership interest of the holders of our common stock. The conversion of some or all of our shares of Mandatory Convertible Preferred Stock and our depositary shares, or the payment of dividends on our Mandatory Convertible Preferred Stock in the form of common stock or the issuance of shares of our common stock under the ATM Program will dilute the ownership interest of the holders of our common stock and may depress the market price of our common stock.

The ATM Program, the Mandatory Convertible Preferred Stock or our depositary shares may adversely affect the market price of our common stock, and we cannot guarantee that our ATM Program will be fully implemented. The market price of our common stock is likely to be influenced by our ATM Program, the Mandatory Convertible Preferred Stock and our depositary shares. The market price of our common stock could become more volatile and could be depressed by: (1) investors’ anticipation of the potential sale or resale, as applicable, in the market of a substantial number of additional shares of common stock issued under the ATM Program or received upon conversion of the Mandatory Convertible Preferred Stock or our depositary shares; (2) possible sales of our common stock by investors who view the Mandatory Convertible Preferred Stock or our depositary shares as a more attractive means of equity participation in us than owning shares of common stock; and (3) any hedging or arbitrage trading activity involving the Mandatory Convertible Preferred Stock or our depositary shares and our common stock. Our ATM Program may not be fully implemented. Disruptions in equity markets, including reduced liquidity or changes in investor sentiment, could limit our ability to access equity financing on acceptable terms, or at all.

Our common stock ranks junior to our Mandatory Convertible Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, winding-up or dissolution. This means that, unless accumulated dividends have been paid or set aside for payment on all our outstanding Mandatory Convertible Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock, subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, winding-up or dissolution, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Mandatory Convertible Preferred Stock a liquidation preference equal to $100,000 per share plus accumulated and unpaid dividends.

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

Macroeconomic developments such as the global or regional economic effects resulting from elevated inflation and interest rates, limited liquidity, adverse developments affecting financial institutions, the current wars and conflicts, evolving trade policies between the U.S. and international trade partners, including the imposition of tariffs and other trade measures or restrictions, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. If any parties with whom we conduct business or invest our cash or cash equivalents are unable to meet their obligations to us, our business could be adversely affected. Bank failures or issues in the broader U.S. or global financial systems may have an impact on the broader capital markets and, in turn, our ability to access those markets.

In addition, international, regional or domestic political unrest and the related potential impact on global stability, trade wars, terrorist attacks and the potential for other hostilities in various parts of the world, public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of software license, hardware and related services and, to a lesser extent, also may affect our renewal rates for software support and our subscription-based cloud offerings.

Significant events in certain geographic locations could adversely affect our operating results and disrupt our business. A significant portion of our critical business operations are concentrated in a few geographic areas, some of which include emerging market international locations that may be less stable relative to running such business operations solely within the U.S. We are a highly automated business and a disruption or failure of our systems, supply chains and processes could cause delays in completing sales, providing services, including some of our cloud offerings, and enabling a seamless customer experience with respect to our customer facing back-office processes. Although the Oracle Cloud is designed to automatically redirect traffic to an alternate facility, in the event of a severe impact to one facility, a major natural disaster, political, social or other disruption to infrastructure that supports our operations or other catastrophic event or the effects of climate change (such as increased storm severity, drought and pandemics) that results in the destruction or disruption of any of our critical business operations, supply chains or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

During fiscal 2026, Oracle experienced cybersecurity incidents that, to date, have not had a material impact on our business, including our business strategy, results of operations or financial condition.

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

As an element of its information security risk management oversight activities, the F&A Committee reviews the results of our incident response control tests, external and internal audits and penetration testing and oversees our vendor risk management program. The F&A Committee also receives quarterly updates regarding cybersecurity matters from senior management. In turn, the F&A Committee reports to the full Board on a quarterly basis regarding the F&A Committee’s cybersecurity risk oversight activities. We also have Board members with expansive knowledge and expertise in the area of cybersecurity. In addition to these regularly scheduled updates, our Chief Privacy Officer and Senior Vice President, Oracle Security and Governance Risk Compliance may also report to the F&A Committee on how certain information security risks are being managed and progress towards agreed mitigation goals, as well as any potential material risks from cybersecurity threats that have been detected by the information security team.

Jeppe Larsen, Senior Vice President, Oracle Security and Governance Risk Compliance is responsible for the day-to-day identification, assessment and management of the information security risks we face. Mr. Larsen has extensive experience in building and managing hyperscale cloud services, as well as overseeing security and risk management. Mr. Larsen has overseen cybersecurity matters at Oracle since 2023. He has been consequential in shaping our security and governance, risk, and compliance strategy related to cybersecurity, identity and encryption. Mr. Larsen holds a Master of Science degree in Applied Mathematics from the Technical University of Denmark and holds several U.S. patents.

Our Senior Vice President, Oracle Security and Governance Risk Compliance is supported by team members who have relevant educational and industry experience. These team members provide regular reports to the Senior Vice President, Oracle Security and Governance Risk Compliance and work closely with our Chief Privacy Officer and include personnel dedicated to information security, product security, and physical security. Informed by the processes and practices discussed under “Risk Management and Strategy” above, team members escalate cybersecurity threats and incidents to the Senior Vice President, Oracle Security and Governance Risk Compliance who assesses the severity of such threats and incidents for inclusion in quarterly update to the F&A Committee where appropriate. In addition to the ordinary-course Board and F&A Committee reporting and oversight described above, we also maintain disclosure controls and procedures designed for prompt reporting to the Board and timely public disclosure, as appropriate, of material events covered by our risk management framework, including cybersecurity risks.

Item 2. Properties

Our properties consist of owned and leased facilities for cloud operations, sales, support, research and development, services, manufacturing and administrative and other functions. Our headquarters facility consists of approximately 0.9 million square feet in Austin, Texas, all of which we own. We also own or lease office facilities for current use consisting of approximately 25.4 million square feet in various other locations in the U.S. and abroad. Approximately 11.9 million square feet, or 45%, of our total owned and leased office facilities are sublet or are being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Additionally, we have approximately 181 data center locations globally, substantially all of which are leased and used to deliver our Oracle Cloud offerings. We believe that our facilities are in good condition and suitable for the conduct of our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 6,219 stockholders of record as of May 31, 2026.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Program

Our Board has approved a program for us to repurchase shares of our common stock. As of May 31, 2026, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. There was no stock repurchase activity for the three months ended May 31, 2026.

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

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Total Return Index for each of the last five fiscal years ended May 31, 2026, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oracle Corporation, the S&P 500 Index and the Dow Jones U.S. Technology Total Return Index

*$100 INVESTED ON MAY 31, 2021 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/21	5/22	5/23	5/24	5/25	5/26
Oracle Corporation	100.0	92.7	138.9	155.9	222.7	306.8
S&P 500 Index	100.0	99.7	102.6	131.5	149.3	193.8
Dow Jones U.S. Technology Total Return Index	100.0	96.0	114.1	160.0	184.0	289.9

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our businesses and significant trends. This overview is followed by a summary of our critical accounting estimates that we believe are important to understanding significant assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition for fiscal 2026 compared to fiscal 2025. A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, as filed with the SEC on June 18, 2025, which is available free of charge on the SEC’s website at www.sec.gov and on our Investor Relations website at www.oracle.com/investor.

Business Overview

Oracle provides products and services that build, run and support enterprise information technology (IT) frameworks. Our products and services include enterprise applications and infrastructure offerings that incorporate and are enhanced by artificial intelligence (AI) technologies, including embedded AI-driven automation and analytics and generative AI capabilities. These offerings are delivered worldwide through a variety of flexible and interoperable IT deployment models. These models include cloud-based, on-premise and hybrid deployments. We provide choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies. Through our worldwide sales force and Oracle Partner Network, we sell to customers all over the world, including businesses of various sizes and industries, government agencies, educational institutions and resellers.

We have three businesses: cloud and software (formerly referred to as cloud and license); hardware; and services; each of which is comprised of a single operating segment. The descriptions set forth below as a part of this Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Item 1 Business and Note 13 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which are our Chief Executive Officers and Chief Technology Officer, view our operating results and allocate resources.

Cloud and Software Business

Our cloud and software business, which represented 87% and 86% of our total revenues in fiscal 2026 and 2025, respectively, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and software offerings. Revenue streams included in our cloud and software business are:

•
Cloud revenues, which are earned by providing customers access to Oracle Cloud applications and infrastructure technologies via cloud-based deployment models that Oracle develops, provides unspecified updates and enhancements for, deploys, hosts, manages and supports and that customers access by entering into a subscription agreement with us for a stated period. Oracle Cloud Applications and Oracle Cloud Infrastructure (collectively Oracle Cloud) arrangements generally: have durations of one to five years; are renewed at the customer’s option; and are recognized as revenues ratably over the contractual period of the cloud contract or, in the case of usage model contracts, as the cloud services are consumed over time; and
•
Software revenues, which include:
o
software license revenues, which are generated from licensing our software products, including Oracle Applications, Oracle Database, Oracle Middleware and Java, among others, for deployment by our customers in cloud-based, on-premise or other IT environments. Our software license transactions are generally perpetual in nature and are generally recognized as revenues up front at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct software licenses are recognized at the point in time when the software end user usage occurs. The timing of a few large software license transactions can substantially affect our quarterly software license revenues due to the point-in-time nature of revenue recognition for software license transactions. Software license customers have the option to purchase and renew software support contracts, as further described below; and
o
software support revenues, which are generated by providing Oracle software support services to customers that have elected to purchase support services in connection with the purchase of Oracle applications and infrastructure software licenses. Substantially all software support customers renew their support contracts with us upon expiration in order to continue to benefit from technical support services and the periodic issuance of unspecified updates and enhancements, which current software support customers are entitled to receive. Software support contracts are generally: priced as a percentage of the net fees paid by the customer to purchase a software license; billed in advance of the support services being performed; renewed at the customer’s option; and recognized as revenues ratably over the contractual period that the support services are provided, which is generally one year.

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related software support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud revenues relative to our total revenues has increased and we expect this trend to continue. Cloud revenues represented 51% and 43% of our total revenues during fiscal 2026 and 2025, respectively.

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

We believe these factors should contribute to future growth in our cloud and software business’ total revenues, which should enable us to continue to make investments in research and development and our cloud operations to develop, improve, increase the capacity of and expand the geographic footprint of our cloud and software products and services. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market certain of our cloud and software offerings through indirect channels.

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

Our cloud and software business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our cloud and software business’ revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term. The historical upward trend of our cloud and software business’ revenues over the course of the four quarters within a particular fiscal year is primarily due to the addition of new cloud and software support contracts to the customer contract base, which we generally recognize as revenues ratably or based upon customer usage over the respective contractual terms and the renewal of existing customers’ cloud and software support contracts over the course of each fiscal year, which we generally recognize as revenues in a similar manner; and the historical upward trend of our software license revenues, which we generally recognize at a point in time upon delivery; in each case over those four fiscal quarterly periods. Our margin for this business may be adversely impacted due to increases in supply chain and energy costs, the impact of tariffs and other trade barriers on our costs, and our ability to pass such costs on to customers; inflation; foreign currency rate fluctuations; governmental budgetary constraints; trade policy and other factors.

Hardware Business

Our hardware business, which represented 5% of our total revenues in each of fiscal 2026 and 2025, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers, and we also market and sell our hardware products through our direct sales force. We expect to continue to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

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

Services Business

Our services business, which represented 8% and 9% of our total revenues in fiscal 2026 and 2025, respectively, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and customer success services (formerly referred to as advanced customer services). Services revenues are generally recognized over time as the services are performed. The cost of providing our services consists primarily of personnel-related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses. Our services business has lower margins than our cloud and software and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and software and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

Acquisitions

Our selective acquisition program is another element of our corporate strategy. Historically, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. As compelling opportunities become available, we may acquire companies, products, services and technologies in furtherance of our corporate strategy. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flows and return on invested capital targets, among others, before deciding to move forward with an acquisition.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We have critical accounting estimates in the area of income taxes. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for more discussion of our significant accounting policies.

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

We account for uncertain tax issues pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings and refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, restructuring and other expenses, interest expense, non-operating income, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 13 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for more information about our operating segments and a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our consolidated statements of operations for fiscal 2026 and 2025.

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2025, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2026 and 2025, our financial statements would reflect reported revenues of $1.16 million in fiscal 2026 (using 1.16 as the applicable average exchange rate for the period) and $1.13 million in fiscal 2025 (using 1.13 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2026 results using the fiscal 2025 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Total Revenues by Geography:
Americas	$44,478	22%	22%	$36,339
EMEA(1)	15,297	9%	3%	14,025
Asia Pacific	7,582	8%	8%	7,035
Total revenues	67,357	17%	16%	57,399
Total Operating Expenses	46,751	18%	17%	39,721
Total Operating Margin	$20,606	17%	13%	$17,678
Total Operating Margin %	31%			31%
% Revenues by Geography:
Americas	66%			63%
EMEA	23%			25%
Asia Pacific	11%			12%
Total Revenues by Business:
Cloud and software	$58,530	19%	17%	$49,230
Hardware	3,084	5%	3%	2,936
Services	5,743	10%	8%	5,233
Total revenues	$67,357	17%	16%	$57,399
% Revenues by Business:
Cloud and software	87%			86%
Hardware	5%			5%
Services	8%			9%

(1)
Comprises Europe, the Middle East and Africa

Total revenues increased by $10.0 billion in reported currency in fiscal 2026 relative to fiscal 2025 due to a $9.3 billion increase in cloud and software revenues, a $510 million increase in services revenues and a $148 million increase in hardware revenues, in each case during fiscal 2026 relative to fiscal 2025. The increase in our cloud and software business revenues was primarily due to growth in our cloud revenues as customers purchased our applications and infrastructure technologies and also renewed their related cloud contracts. In constant currency, cloud applications and cloud infrastructure contributed 16% and 84%, respectively, to the growth in cloud revenues in fiscal 2026. In our hardware business, the increase in revenues was primarily due to the growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings. In our services business, the increase in revenues was attributable to an increase in our consulting services revenues. The Americas, the EMEA and the Asia Pacific regions contributed 88%, 5% and 7%, respectively, to the constant currency total revenue growth during fiscal 2026.

Total GAAP operating expenses increased by $7.0 billion in reported currency in fiscal 2026 relative to fiscal 2025. The increase in GAAP operating expenses in reported currency was primarily due to a $6.0 billion increase in cloud and software expenses primarily due to higher infrastructure expenses; a $1.5 billion increase in restructuring and other expenses primarily due to higher restructuring expenses; a $412 million increase in research and development expenses primarily due to an increase in employee-related expenses and an increase in computer equipment expenses; an $86 million increase in hardware expenses; and a $16 million increase in general and administrative expenses, in each case during fiscal 2026 relative to fiscal 2025. These increases in GAAP operating expenses in reported currency were partially offset by a $636 million decrease in expenses for the amortization of intangible assets as certain of our assets were fully amortized; a $320 million decrease in sales and marketing expenses primarily due to lower employee related expenses; and a $20 million decrease in services expenses.

Our total operating margin increased in fiscal 2026 relative to fiscal 2025 due to higher revenues as discussed above. Total margin as a percentage of revenues remained flat in fiscal 2026 relative to fiscal 2025.

Supplemental Disclosure Related to Certain Charges

To supplement our consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future.

Our operating results reported pursuant to GAAP included the following items that affected our GAAP net income:

	Year Ended May 31,
(in millions)	2026	2025
Amortization of intangible assets(1)	$1,671	$2,307
Restructuring and other(2)	1,838	374
Stock-based compensation, operating segments(3)	1,618	1,597
Stock-based compensation, R&D and G&A(3)	3,193	3,077
Income tax effects(4)	(3,070)	(2,514)
	$5,250	$4,841

(1)
Represents the amortization of intangible assets, all of which were acquired in connection with our acquisitions. As of May 31, 2026, estimated future amortization related to intangible assets was as follows (in millions):

Fiscal 2027	$731
Fiscal 2028	694
Fiscal 2029	620
Fiscal 2030	582
Fiscal 2031	377
Thereafter	225
Total intangible assets, net	$3,229
(2)
Restructuring and other expenses in fiscal 2026 consist of employee severance costs in connection with the Fiscal 2026 Oracle Restructuring Plan (2026 Restructuring Plan) and certain other operating expenses, net. Restructuring and other expenses in fiscal 2025 consist of employee severance in connection with the Fiscal 2024 Oracle Restructuring Plan (2024 Restructuring Plan) and certain other operating expenses, net. Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring and Other Expenses,” and in Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(3)
Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2026	2025
Cloud and software	$622	$609
Hardware	27	29
Services	210	202
Sales and marketing	759	757
Stock-based compensation, operating segments	1,618	1,597
Research and development	2,805	2,638
General and administrative	388	439
Total stock-based compensation	$4,811	$4,674
(4)
For fiscal 2026 and 2025, the applicable jurisdictional tax rates were applied to our income before income taxes after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring and other expenses, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure; and for fiscal 2026, after excluding the impact of the U.S. One, Big, Beautiful Bill Act related to the remeasurement of a deferred tax liability. These adjustments resulted in an effective tax rate of 19.9%, instead of 12.6%, for fiscal 2026 and 19.7%, instead of 12.1%, for fiscal 2025, which in each case represented our effective tax rates as derived per our consolidated statements of operations.

Cloud and Software Business

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Cloud and Software Revenues:
Americas	$39,304	24%	23%	$31,714
EMEA	12,951	10%	4%	11,773
Asia Pacific	6,275	9%	10%	5,743
Total revenues	58,530	19%	17%	49,230
Expenses:
Cloud and software(1)	16,850	56%	54%	10,827
Sales and marketing(1)	7,212	-3%	-5%	7,473
Total expenses(1)	24,062	31%	30%	18,300
Total Margin	$34,468	11%	10%	$30,930
Total Margin %	59%			63%
% Revenues by Geography:
Americas	67%			64%
EMEA	22%			24%
Asia Pacific	11%			12%
Revenues by Offerings:
Cloud applications	$15,888	11%	10%	$14,272
Cloud infrastructure	18,101	77%	75%	10,234
Software license	4,737	-9%	-10%	5,201
Software support	19,804	1%	-1%	19,523
Total revenues	$58,530	19%	17%	$49,230

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our cloud and software business’ total revenues increased by $9.3 billion in reported currency in fiscal 2026 relative to fiscal 2025 primarily due to an increase in cloud revenues as customers purchased our applications and infrastructure technologies and renewed their related cloud contracts. Excluding the favorable impact of currency rate fluctuations of 2% in fiscal 2026, cloud applications and cloud infrastructure contributed 16% and 84%, respectively, to the constant currency growth in cloud revenues in fiscal 2026. The Americas, the EMEA and the Asia Pacific regions contributed 87%, 6% and 7%, respectively, to the constant currency revenue growth for this business during fiscal 2026.

Our cloud and software business’ total expenses increased by $5.8 billion in reported currency in fiscal 2026 relative to fiscal 2025. Excluding the unfavorable effects of currency rate fluctuations of 1% in fiscal 2026, the constant currency increase in expenses was primarily due to a $5.7 billion increase in infrastructure expenses in fiscal 2026 relative to fiscal 2025. Our cloud and software expenses have grown in recent periods, and we expect this trend to continue during fiscal 2027 and in the next few fiscal years as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and software business’ total margin increased in fiscal 2026 relative to fiscal 2025 due to increases in total revenues for this business as discussed above. Total margin as a percentage of revenues in constant currency decreased in fiscal 2026 relative to fiscal 2025 due to an increase in total expenses driven by higher infrastructure expenses to support growth in our cloud infrastructure offering.

Hardware Business

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Hardware Revenues:
Americas	$1,518	5%	5%	$1,441
EMEA	923	3%	-2%	893
Asia Pacific	643	7%	7%	602
Total revenues	3,084	5%	3%	2,936
Expenses:
Hardware(1)	832	12%	9%	742
Sales and marketing(1)	235	-15%	-17%	276
Total expenses(1)	1,067	5%	2%	1,018
Total Margin	$2,017	5%	3%	$1,918
Total Margin %	65%			65%
% Revenues by Geography:
Americas	49%			49%
EMEA	30%			30%
Asia Pacific	21%			21%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total hardware revenues increased by $148 million in reported currency in fiscal 2026 relative to fiscal 2025. Excluding the favorable impact of currency rate fluctuations of 2% in fiscal 2026, the increase in hardware revenues was primarily due to the growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings. Geographically, we experienced a constant currency increase in hardware revenues in the Americas and the Asia Pacific regions, partially offset by a constant currency decrease in hardware revenues in the EMEA region in fiscal 2026.

Total hardware expenses increased by $49 million in reported currency in fiscal 2026 relative to fiscal 2025. Excluding the unfavorable currency rate fluctuations effect of 3% in fiscal 2026, the constant currency increase in hardware expenses during fiscal 2026 relative to fiscal 2025 was due to a $69 million increase in hardware product and support costs, partially offset by a $47 million decrease in sales and marketing expenses.

In constant currency, our hardware business’ total margin and total margin as a percentage of revenues increased in fiscal 2026 relative to fiscal 2025 due to higher total revenues for this business as described above.

Services Business

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Services Revenues:
Americas	$3,656	15%	14%	$3,184
EMEA	1,423	5%	-1%	1,359
Asia Pacific	664	-4%	-3%	690
Total revenues	5,743	10%	8%	5,233
Total Expenses(1)	4,210	-1%	-2%	4,240
Total Margin	$1,533	54%	51%	$993
Total Margin %	27%			19%
% Revenues by Geography:
Americas	64%			61%
EMEA	25%			26%
Asia Pacific	11%			13%

(1)
Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total services revenues increased by $510 million in reported currency in fiscal 2026 relative to fiscal 2025. Excluding the favorable impact of currency rate fluctuations of 2% in fiscal 2026, the increase in services revenues was primarily due to increases in our consulting services revenues in fiscal 2026 relative to fiscal 2025. The constant currency increase in services revenues in the Americas region was partially offset by a constant currency decrease in services revenues in the EMEA and the Asia Pacific regions in fiscal 2026.

Total services expenses decreased by $30 million in reported currency in fiscal 2026 relative to fiscal 2025. Excluding the unfavorable effects of currency rate fluctuations of 1% in fiscal 2026, the constant currency decrease in services expenses was primarily due to a $54 million decrease in employee-related expenses and a $53 million decrease in bad debt expenses, partially offset by a $37 million increase in external contractor expenses, in each case during fiscal 2026 relative to fiscal 2025.

In constant currency, our services business’ total margin and total margin as a percentage of revenues increased in fiscal 2026 relative to fiscal 2025 due to higher total revenues and lower total expenses for this business as described above.

Research and Development Expenses: Research and development expenses consist primarily of personnel-related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Research and development(1)	$7,467	3%	3%	$7,222
Stock-based compensation	2,805	6%	6%	2,638
Total expenses	$10,272	4%	4%	$9,860
% of Total Revenues	15%			17%

(1)
Excluding stock-based compensation

Total research and development expenses increased by $412 million in reported currency in fiscal 2026 relative to fiscal 2025. Excluding the favorable effects of currency rate fluctuations of less than 1% in fiscal 2026, the constant currency increase in research and development expenses was primarily due to a $234 million increase in employee-related expenses, including stock-based compensation, and a $132 million increase in computer equipment expenses in fiscal 2026 relative to fiscal 2025.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel-related expenditures for IT, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
General and administrative(1)	$1,230	6%	4%	$1,163
Stock-based compensation	388	-12%	-12%	439
Total expenses	$1,618	1%	0%	$1,602
% of Total Revenues	2%			3%

(1)
Excluding stock-based compensation

Total general and administrative expenses increased by $16 million in reported currency in fiscal 2026 relative to fiscal 2025. Excluding the unfavorable effects of currency rate fluctuations of 1% in fiscal 2026, general and administrative expenses in constant currency remained flat in fiscal 2026 relative to fiscal 2025.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Cloud and software agreements and related relationships	$558	-53%	-53%	$1,176
Developed technology	627	-2%	-2%	642
Other	486	-1%	-1%	489
Total amortization of intangible assets	$1,671	-28%	-28%	$2,307

Amortization of intangible assets decreased by $636 million in reported currency in fiscal 2026 relative to fiscal 2025 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Restructuring and Other Expenses: Restructuring and other expenses consist of restructuring expenses for employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively resulted from the execution of management-approved restructuring plans that were developed for certain strategic initiatives and/or to improve operational efficiencies; and other operating expenses, net. For additional information regarding our restructuring plans, see Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Restructuring	$1,779	496%	486%	$299
Other, net	59	-22%	-22%	75
Total restructuring and other expenses	$1,838	391%	384%	$374

Restructuring and other expenses increased by $1.5 billion in reported currency in fiscal 2026 relative to fiscal 2025 primarily due to higher restructuring expenses from actions we took in fiscal 2026 relative to fiscal 2025. Restructuring activities in fiscal 2026 primarily related to the 2026 Restructuring Plan, while restructuring activities in fiscal 2025 primarily related to the 2024 Restructuring Plan, which is substantially complete.

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

Interest Expense:

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Interest expense	$4,599	29%	29%	$3,578

Interest expense increased in fiscal 2026 relative to fiscal 2025 primarily due to higher average borrowings from the issuances of $43.0 billion of senior notes in fiscal 2026 and an aggregate of $14.0 billion of senior notes in fiscal 2025, partially offset by lower interest expense due to scheduled repayments of debt made during fiscal 2026 and 2025.

Non-Operating Income, net: Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net gains and losses related to marketable and non-marketable investments, including net gains and losses attributable to equity method investments and net other income and expenses, including net gains and losses from our investment portfolio related to our deferred compensation plan, for which an equal and offsetting amount was recorded to our operating expenses during the same period, and non-service net periodic pension income and losses.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Interest income	$780	35%	35%	$578
Foreign currency losses, net	(131)	-11%	-17%	(147)
Noncontrolling interests in income	(222)	21%	21%	(184)
Gains (losses) from marketable and non-marketable investments, net	2,811	*	*	(278)
Other income, net	309	241%	242%	91
Total non-operating income, net	$3,547	*	*	$60

*	Not meaningful

Our non-operating income, net increased by $3.5 billion in reported currency in fiscal 2026 relative to fiscal 2025 primarily due to a $2.7 billion gain from the sale of our investment in Ampere Computing Holdings LLC (Ampere), a $380 million gain from other investments, net, a $205 million increase in gains from our investment portfolio related to our deferred compensation plan included in other income, net and a $202 million increase in interest income. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information on the Ampere transaction.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Provision for income taxes	$2,467	44%	39%	$1,717
Effective tax rate	12.6%			12.1%

Provision for income taxes increased in fiscal 2026 relative to fiscal 2025 primarily related to an unfavorable impact of $933 million from the enactment of the U.S. One, Big, Beautiful Bill Act, which was signed into law on July 4, 2025 that required a remeasurement of a deferred tax liability previously recorded during fiscal 2021 as part of the partial realignment of our legal entity structure, an unfavorable jurisdictional mix of earnings of $589 million, higher income before provision for income taxes of $584 million and a net change in unrecognized tax benefits associated with settlements with tax authorities and other events of $240 million, substantially offset by an increase in tax benefits related to stock-based compensation of $1.5 billion and the realization of a one-time tax attribute of $125 million.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2026	Change	2025
Working capital	$4,803	*	$(8,064)
Cash, cash equivalents and marketable securities	$31,894	185%	$11,203

*	Not meaningful

Working capital: The increase in working capital as of May 31, 2026 in comparison to May 31, 2025 was primarily due to favorable impacts from net income; proceeds from the issuance of senior notes, net of issuance costs, of $42.7 billion during fiscal 2026; $5.0 billion of cash proceeds from the issuance of Mandatory Convertible Preferred Stock, net of issuance costs; $4.9 billion of cash proceeds from the sale of our investments, primarily in Ampere; and $1.3 billion of net cash proceeds from our employee stock programs, partially offset by $55.7 billion of cash used for capital expenditures; $5.8 billion of cash used to pay dividends to our preferred and common stockholders; $5.7 billion of long-term borrowings that were reclassified to current liabilities; $864 million of cash used for purchases of non-current investments; and $95 million of cash used for repurchases of our common stock, in each case during fiscal 2026. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist primarily of time deposits with original maturities at the time of purchase greater than 90 days. The increase in cash, cash equivalents and marketable securities as of May 31, 2026 in comparison to May 31, 2025 was primarily due to proceeds from the issuance of senior notes, net of issuance costs, of $42.7 billion during fiscal 2026; $32.0 billion of cash inflows from our operations; $5.0 billion of cash proceeds from the issuance of Mandatory Convertible Preferred Stock, net of issuance costs; $4.9 billion of cash inflows from the sale of our investments, primarily in Ampere; $3.3 billion of cash inflows from short-term financing related to capital expenditures, net; and $1.3 billion of net cash provided by our employee stock programs, partially offset by $55.7 billion of cash used for capital expenditures; $5.8 billion of cash used to pay dividends to our common and preferred stockholders; $5.0 billion of cash used for scheduled repayments of debt; $851 million of cash used for repayment of commercial paper, net; $337 million of cash outflows for other financing activities, net; $864 million of cash used for purchases of non-current investments; and $95 million of cash used for repurchases of our common stock, in each case during fiscal 2026. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Year Ended May 31,
(Dollars in millions)	2026	Change	2025
Net cash provided by operating activities	$31,977	54%	$20,821
Net cash used for investing activities	$(51,854)	139%	$(21,711)
Net cash provided by financing activities	$40,284	*	$1,098

*	Not meaningful

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their cloud and software support agreements. Over the course of a fiscal year, we also generate cash from the sales of software licenses, hardware offerings and other services. Our primary uses of cash from operating activities are typically for employee-related expenditures, expenses related to data center leases and power for our cloud business, taxes, and interest payments.

Net cash provided by operating activities increased by $11.2 billion in fiscal 2026 relative to fiscal 2025 primarily due to higher net income adjusted for certain non-cash charges and higher cash favorable working capital changes, net, which includes $4.6 billion cash inflows from customer prepayments with significant financing component.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our investments in capital assets to support the growth in our cloud and software business and purchases, maturities and sales of our investments in marketable securities and other instruments.

Net cash used for investing activities increased by $30.1 billion in fiscal 2026 relative to fiscal 2025 primarily due to a $34.4 billion increase in capital expenditures, partially offset by $4.3 billion of cash proceeds from the sale of our investment in Ampere.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, issuance of other financing or equity instruments, stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities increased by $39.2 billion in fiscal 2026 relative to fiscal 2025 primarily due to an increase of $28.8 billion in proceeds from the issuance of senior notes, net of issuance costs; lower scheduled repayments of debt of $5.2 billion; proceeds from the issuance of Mandatory Convertible Preferred Stock of $5.0 billion; higher net cash proceeds from short-term financing related to capital expenditures of $1.9 billion; higher net cash proceeds from our employee stock programs of $1.6 billion; and lower stock repurchases of $505 million, in each case during fiscal 2026 relative to fiscal 2025. These increases were partially offset by higher repayments of commercial paper notes, net of issuances, of $2.7 billion and higher dividend payments of $1.0 billion. Further, during fiscal 2025, we refinanced our term loan credit agreement that we entered into in fiscal 2023, which resulted in no net impact on financing cash flows for the period reported.

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

	Year Ended May 31,
(Dollars in millions)	2026	Change	2025
Net cash provided by operating activities	$31,977	54%	$20,821
Capital expenditures	(55,663)	162%	(21,215)
Free cash flow	$(23,686)	*	$(394)
Net income	$17,087		$12,443
Net cash provided by operating activities as a percent of net income	187%		167%
Free cash flow as percent of net income	-139%		-3%

*	Not meaningful

Recent Financing Activities:

Revolving Credit Agreement: In March 2026, we terminated our existing $6.0 billion, five-year revolving credit agreement. On the same date, we entered into a new $10.0 billion, five-year revolving credit agreement (the Revolving Credit Agreement). As of May 31, 2026, we did not have any outstanding borrowings under the Revolving Credit Agreement. The description above is a summary and is qualified in its entirety by reference to the full text of the Revolving Credit Agreement, which is incorporated by reference herein as Exhibit 10.14.

Commercial Paper Program: In March 2026, our commercial paper program was increased to $10.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes (Commercial Paper Notes) pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas. There were $1.5 billion of outstanding Commercial Paper Notes as of May 31, 2026. We used the net proceeds from the issuance of commercial paper for general corporate purposes.

Cash Dividends: In fiscal 2026, we declared and paid aggregate cash dividends of $1,263.89 per share of outstanding Mandatory Convertible Preferred Stock that totaled $63 million and $2.00 per share of outstanding common stock that totaled $5.7 billion. In June 2026, our Board of Directors (the Board) declared a quarterly cash dividend of $1,625 per share of our outstanding Mandatory Convertible Preferred Stock and $0.50 per share of our outstanding common stock. The Mandatory Convertible Preferred Stock dividend is payable on July 15, 2026 to stockholders of record as of the close of business on July 1, 2026 and the common stock dividend is payable on July 24, 2026 to stockholders of record as of the close of business on July 10, 2026. Future declarations of dividends on Oracle securities and the establishment of future record and payment dates for our common stock are subject to the final determination of the Board.

Mandatory Convertible Preferred Stock: On February 5, 2026, we issued 100,000,000 depositary shares, representing 50,000 shares of our 6.50% Series D Mandatory Convertible Preferred Stock (Mandatory Convertible Preferred Stock). We received cash proceeds of $5.0 billion, net of issuance costs. The other terms and conditions of the Mandatory Convertible Preferred Stock are set forth in the Certificate of Designations, which is incorporated by reference herein as Exhibit 3.03.

Common Stock: On February 2, 2026, we entered into an equity distribution agreement with certain sales agents party thereto, pursuant to which we may sell shares of our common stock having aggregate sales proceeds of up to $20 billion from time to time through an “at-the-market” offering program (the ATM Program). As of May 31, 2026, we have not sold any shares of our common stock under the ATM Program.

Senior Notes: During fiscal 2026, we issued a total of $43.0 billion par value of senior notes comprising the following:

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

We issued the Mandatory Convertible Preferred Stock and the senior notes for general corporate purposes, which may include capital expenditures, repayment of indebtedness, future investments or acquisitions and payment of cash dividends on or repurchases of our common stock. Refer to Notes 6 and 10 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. The other terms and conditions of the senior notes are set forth in, and the foregoing description of the senior notes is qualified in its entirety by reference to, the Officers’ Certificates incorporated by reference herein as Exhibits 4.17 and 4.21.

Common Stock Repurchase Program: The Board has approved a program for us to repurchase shares of our common stock. As of May 31, 2026, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 0.4 million shares for $93 million and 3.9 million shares for $600 million in fiscal 2026 and 2025, respectively. Our stock repurchase authorization does not have an expiration date and the pace of any future repurchase activity will depend on factors such as our working capital needs, our cash requirements for capital expenditures, acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 trading plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations: Our largest contractual obligations as of May 31, 2026 consisted of:

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

In addition, as of May 31, 2026, we had $13.2 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, the nature of which is uncertain with respect to settlement or release with the relevant tax authorities. We are involved in claims and legal proceedings, which are inherently uncertain with respect to outcomes. Notes 6, 9, 12 and 15 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report include additional information regarding our most material contractual obligations and contingencies.

Capital Expenditures: Cash used for capital expenditures increased from $21.2 billion in fiscal 2025 to $55.7 billion in fiscal 2026 primarily due to the expansion of our data centers. We expect this upward trend to continue during fiscal 2027 and in the following fiscal years as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand for our cloud offerings.

We believe that our current cash, cash equivalents and marketable securities balances, together with cash generated from operations and available financing arrangements, will be sufficient to meet our working capital, committed capital expenditures and contractual obligations for at least the next twelve months. Thereafter, we expect that our existing sources of liquidity, together with potential access to additional financing, will continue to be sufficient for the foreseeable future. Further, we have flexibility in managing the timing of certain discretionary capital expenditures.

Remaining Performance Obligations from Contracts with Customers

Remaining performance obligations were $638 billion and $138 billion as of May 31, 2026 and 2025, respectively. The increase in remaining performance obligations as of May 31, 2026 in comparison to May 31, 2025 was primarily attributable to certain significant cloud contracts that were entered into during the period. For more information about our remaining performance obligations, see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that stock-based awards dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2023 has been an annualized rate of 1.0% per year. The potential dilution percentage is calculated as the average annualized new stock-based awards granted and assumed, net of stock-based awards forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. As of May 31, 2026, the maximum potential dilution from all outstanding stock-based awards, regardless of when granted and regardless of whether vested or unvested, was 3.5%.

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

Realized gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts, including costs incurred to enter into these foreign currency forward contracts, are included in non-operating income, net in our consolidated financial statements. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. Furthermore, as a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, in which the amounts and timing are unknown. Refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional details about our foreign currency forward contracts.

Sensitivity Analysis

The following table sets forth the hypothetical potential losses that we consider to be the most material to the reported fair values and/or future earnings of our foreign currency influenced holdings, prior to any income tax effects, resulting from hypothetical changes in relevant market rates as of or for the reporting periods below:

			Year Ended May 31,
(in millions)	Hypothetical Change	Impact	2026	2025
Foreign currency risk:
Total revenues	10% decrease in foreign currency exchange rates	Earnings	$(2,767)	$(2,379)
Cash, cash equivalents and trade receivables, net	10% decrease in foreign currency exchange rates	Fair values	$(2,384)	$(1,788)

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including our Principal Executive Officers and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on our management’s evaluation (with the participation of our Principal Executive Officers and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officers and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2026 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2026. We reviewed the results of management’s assessment with the F&A Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended May 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

The other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (2026 Proxy Statement).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2026 Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oracle Corporation (the Company) as of May 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 22, 2026 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions
Description of the matter

As discussed in Note 12 of the consolidated financial statements, the Company recognizes uncertain tax positions and measures unrecognized tax benefits related to various domestic and foreign matters. The Company uses judgment in the accounting for uncertain tax positions related to certain intercompany transfer prices and calculations, including the interpretation and application of tax laws and legal rulings in various jurisdictions.

Auditing management’s evaluation of whether these uncertain tax positions are more likely than not to be sustained and the measurement of the benefit of the tax positions was complex, involved judgment, and was based on interpretations and application of tax laws and legal rulings.

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

To test management’s assessment of these uncertain tax positions, we performed audit procedures that included, among others, evaluating management’s assumptions and analysis which detailed the basis and technical merits of the uncertain tax positions. We involved our tax subject matter professionals in assessing these positions and used our knowledge of relevant tax laws and experience with related taxing authorities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Jose, California

June 22, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oracle Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oracle Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2026, and the related notes and our report dated June 22, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

June 22, 2026

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2026 and 2025

	May 31,
(in millions, except per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$31,289	$10,786
Marketable securities	605	417
Trade receivables, net of allowances for credit losses of $542 and $557 as of May 31, 2026 and May 31, 2025, respectively	10,385	8,558
Prepaid expenses and other current assets	4,288	4,818
Total current assets	46,567	24,579
Non-current assets:
Property, plant and equipment, net	99,957	43,522
Operating lease right-of-use assets	29,690	13,145
Goodwill	62,261	62,207
Deferred tax assets	11,541	11,877
Other non-current assets	11,743	13,031
Total non-current assets	215,192	143,782
Total assets	$261,759	$168,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$7,199	$7,271
Accounts payable	10,977	5,113
Accrued compensation and related benefits	2,225	2,243
Deferred revenues	9,916	9,387
Other current liabilities	11,447	8,629
Total current liabilities	41,764	32,643
Non-current liabilities:
Notes payable and other borrowings, non-current	122,342	85,297
Income taxes payable	11,771	10,269
Operating lease liabilities	26,648	11,536
Other non-current liabilities	16,178	7,647
Total non-current liabilities	176,939	114,749
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value and additional paid in capital—authorized: 1.0 shares; outstanding: 0.05 shares as of May 31, 2026 of 6.50% Series D Mandatory Convertible Preferred Stock (none as of May 31, 2025)	4,954	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 2,880 shares and 2,807 shares as of May 31, 2026 and 2025, respectively	43,243	37,107
Accumulated deficit	(4,309)	(15,481)
Accumulated other comprehensive loss	(1,380)	(1,175)
Total Oracle Corporation stockholders’ equity	42,508	20,451
Noncontrolling interests	548	518
Total stockholders’ equity	43,056	20,969
Total liabilities and stockholders’ equity	$261,759	$168,361

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2026, 2025 and 2024

	Year Ended May 31,
(in millions, except per share data)	2026	2025	2024
Revenues:
Cloud	$33,989	$24,506	$19,774
Software	24,541	24,724	24,690
Hardware	3,084	2,936	3,066
Services	5,743	5,233	5,431
Total revenues	67,357	57,399	52,961
Operating expenses:
Cloud and software(1)	17,597	11,569	9,427
Hardware(1)	868	782	891
Services(1)	4,556	4,576	4,825
Sales and marketing(1)	8,331	8,651	8,274
Research and development	10,272	9,860	8,915
General and administrative	1,618	1,602	1,548
Amortization of intangible assets	1,671	2,307	3,010
Restructuring and other	1,838	374	718
Total operating expenses	46,751	39,721	37,608
Operating income	20,606	17,678	15,353
Interest expense	(4,599)	(3,578)	(3,514)
Non-operating income (expenses), net	3,547	60	(98)
Income before income taxes	19,554	14,160	11,741
Provision for income taxes	2,467	1,717	1,274
Net income	$17,087	$12,443	$10,467
Preferred stock dividends	103	—	—
Net income available to common shareholders	$16,984	$12,443	$10,467
Earnings per share attributable to common shareholders:
Basic	$5.94	$4.46	$3.82
Diluted	$5.83	$4.34	$3.71
Weighted average common shares outstanding:
Basic	2,860	2,789	2,744
Diluted	2,914	2,866	2,823

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2026, 2025 and 2024

	Year Ended May 31,
(in millions)	2026	2025	2024
Net income	$17,087	$12,443	$10,467
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(232)	369	(17)
Net unrealized gains on defined benefit plans	45	13	31
Net unrealized (losses) gains on cash flow hedges	(18)	(125)	77
Other, net	—	—	(1)
Total other comprehensive (loss) income, net	(205)	257	90
Comprehensive income	$16,882	$12,700	$10,557

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2026, 2025 and 2024

	Preferred and Common Stock and Additional Paid in Capital				Accumulated Other		Total
(in millions, except per share data)	Preferred Stock Shares	Common Stock Shares	Amount	Accumulated Deficit	Comprehensive Loss	Noncontrolling Interests	Stockholders’ Equity
Balances as of May 31, 2023	—	2,713	$30,215	$(27,620)	$(1,522)	$483	$1,556
Common stock issued under stock-based compensation plans	—	68	545	—	—	—	545
Common stock issued under stock purchase plans	—	2	197	—	—	—	197
Stock-based compensation	—	—	3,974	—	—	—	3,974
Repurchases of common stock	—	(11)	(117)	(1,083)	—	—	(1,200)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	—	(17)	(2,040)	—	—	—	(2,040)
Cash dividends declared ($1.60 per share)	—	—	—	(4,391)	—	—	(4,391)
Other, net	—	—	(10)	(1)	90	(134)	(55)
Net income	—	—	—	10,467	—	186	10,653
Balances as of May 31, 2024	—	2,755	32,764	(22,628)	(1,432)	535	9,239
Common stock issued under stock-based compensation plans	—	62	447	—	—	—	447
Common stock issued under stock purchase plans	—	1	206	—	—	—	206
Stock-based compensation	—	—	4,674	—	—	—	4,674
Repurchases of common stock	—	(4)	(47)	(553)	—	—	(600)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	—	(7)	(900)	—	—	—	(900)
Cash dividends declared ($1.70 per share)	—	—	—	(4,743)	—	—	(4,743)
Other, net	—	—	(37)	—	257	(201)	19
Net income	—	—	—	12,443	—	184	12,627
Balances as of May 31, 2025	—	2,807	37,107	(15,481)	(1,175)	518	20,969
Mandatory convertible preferred stock issued	— (1)	—	4,954	—	—	—	4,954
Common stock issued under stock-based compensation plans	—	72	1,241	—	—	—	1,241
Common stock issued under stock purchase plans	—	1	208	—	—	—	208
Stock-based compensation	—	—	4,811	—	—	—	4,811
Repurchases of common stock	—	—	(6)	(87)	—	—	(93)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	—	—	(111)	—	—	—	(111)
Preferred stock dividends ($1,263.89 per share)	—	—	—	(103)	—	—	(103)
Common stock dividends ($2.00 per share)	—	—	—	(5,725)	—	—	(5,725)
Other, net	—	—	(7)	—	(205)	(192)	(404)
Net income	—	—	—	17,087	—	222	17,309
Balances as of May 31, 2026	— (1)	2,880	$48,197	$(4,309)	$(1,380)	$548	$43,056

(1)
We issued 50,000 shares of our 6.50% Series D Mandatory Convertible Preferred Stock on February 5, 2026. As of May 31, 2026, 50,000 shares were outstanding.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2026, 2025 and 2024

	Year Ended May 31,
(in millions)	2026	2025	2024
Cash flows from operating activities:
Net income	$17,087	$12,443	$10,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,623	3,867	3,129
Amortization of intangible assets	1,671	2,307	3,010
Deferred income taxes	(917)	(1,637)	(2,139)
Stock-based compensation	4,811	4,674	3,974
Gains from investments and other, net	(2,433)	667	720
Changes in operating assets and liabilities:
Increase in trade receivables, net	(2,190)	(653)	(965)
Decrease in prepaid expenses and other assets	2,179	266	542
Decrease in accounts payable and other liabilities	(240)	(608)	(594)
Decrease in income taxes payable	(256)	(659)	(127)
Increase in deferred revenues from customer prepayments with significant financing component	4,592	—	—
Increase in other deferred revenues	50	154	656
Net cash provided by operating activities	31,977	20,821	18,673
Cash flows from investing activities:
Purchases of marketable securities and other investments and acquisitions	(2,039)	(1,272)	(1,066)
Proceeds from sales and maturities of marketable securities and other investments	5,848	776	572
Capital expenditures	(55,663)	(21,215)	(6,866)
Net cash used for investing activities	(51,854)	(21,711)	(7,360)
Cash flows from financing activities:
Proceeds from issuances of common stock	1,449	653	742
Payments for repurchases of common stock	(95)	(600)	(1,202)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(111)	(900)	(2,040)
Proceeds from issuances of mandatory convertible preferred stock, net of issuance costs	4,954	—	—
Payments of dividends to stockholders	(5,787)	(4,743)	(4,391)
(Repayments of) proceeds from issuances of commercial paper, net	(2,285)	1,889	(167)
Proceeds from short-term financing related to capital expenditures, net	3,345	1,422	—
Proceeds from issuances of senior notes, term loan credit agreements and other borrowings, net of issuance costs	46,093	19,548	—
Repayments of senior notes, term loan credit agreements and other borrowings	(6,942)	(15,841)	(3,500)
Other financing activities, net	(337)	(330)	4
Net cash provided by (used for) financing activities	40,284	1,098	(10,554)
Effect of exchange rate changes on cash and cash equivalents	96	124	(70)
Net increase in cash and cash equivalents	20,503	332	689
Cash and cash equivalents at beginning of period	10,786	10,454	9,765
Cash and cash equivalents at end of period	$31,289	$10,786	$10,454
Non-cash investing activities:
Unpaid capital expenditures	$5,279	$2,970	$1,637
Supplemental schedule of cash flow data:
Cash paid for income taxes	$3,704	$4,020	$3,560
Cash paid for interest	$3,896	$3,374	$3,655

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

1.
ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation provides products and services that build, run and support enterprise information technology (IT) frameworks. Our products and services include enterprise applications and infrastructure offerings that incorporate and are enhanced by artificial intelligence (AI) technologies. We deliver our products and services to customers worldwide through a variety of flexible and interoperable IT deployment models. These models include cloud-based, on-premise and hybrid deployments. Oracle cloud offerings include Oracle Cloud Applications and Oracle Cloud Infrastructure (collectively Oracle Cloud), which provide comprehensive and integrated applications and infrastructure services, enabling our customers to choose the best option that meets their specific business needs. Customers may also elect to purchase Oracle software licenses and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software licenses may elect to purchase software support contracts, which provide our customers with rights to unspecified license upgrades and enhancements during the term of the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates and can include product repairs, maintenance services and technical support services. We also offer customers a broad set of services offerings that are designed to maximize the performance of their investments in Oracle technologies.

Oracle Corporation conducts business globally and was incorporated in the state of Delaware.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have not been presented separately and instead are included as a component of non-operating income (expenses), net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated. We reclassed certain prior year amounts and balances and their related disclosures to conform to the current period’s presentation for all periods presented in our consolidated financial statements. Such reclassifications did not affect total revenue, income from operations or net income.

In fiscal 2026, we adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis. ASU 2023-09 requires certain additional disclosure. Refer to Note 12 for additional information.

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

Revenue Recognition

Our sources of revenues are:

•
cloud and software revenues, comprising of: cloud revenues, which includes cloud applications and cloud infrastructure revenues; and software revenues, which includes software license and software support revenues;
•
hardware revenues, which include the sale of hardware products, including Oracle Engineered Systems, servers and storage products, and industry-specific hardware; and hardware support revenues; and
•
services revenues, which are earned from providing cloud-, software- and hardware-related services including consulting and customer success services.

Cloud revenues include revenues from Oracle Cloud offerings, which deliver applications and infrastructure technologies via cloud-based deployment models that we develop functionality for, provide unspecified updates and enhancements for, deploy, host, manage, upgrade and support and that customers access by entering into a subscription agreement with us for a stated period.

Software revenues primarily represent revenues earned from granting customers perpetual licenses to use our applications or infrastructure offerings, such as our database, middleware, application and industry-specific software products, and the sale of support contracts related to these licenses, which are purchased by our customers at their option. Customers may deploy their software license in a cloud-based, on-premise or hybrid IT environment. Software support contracts provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period and include access to technical content and support. Software support contracts are generally priced as a percentage of the net software license fees. Substantially all of our customers elect to purchase and renew their software support contracts annually.

Hardware revenues include revenues from the sale of hardware products and the sale of our hardware support offerings. Hardware support contracts are generally priced as a percentage of the net hardware products fees.

Our services are offered to customers as standalone arrangements or as a part of arrangements to customers buying other products and services. Our consulting services are designed to help our customers to, among others, deploy, architect, integrate, upgrade and secure their investments in Oracle applications and infrastructure technologies. Our customer success services are designed to provide supplemental support services, performance services and higher availability for Oracle products and services.

We apply the provisions of ASC 606, Revenue from Contracts with Customers (ASC 606) as a single standard for revenue recognition that applies to all of our cloud, software, hardware and services arrangements and generally require revenues to be recognized upon the transfer of control of promised goods or services provided to our customers, reflecting the amount of consideration we expect to receive for those goods or services. Pursuant to ASC 606, revenues are recognized upon the application of the following steps:

•
identification of the contract, or contracts, with a customer;
•
identification of the performance obligations in the contract;
•
determination of the transaction price;
•
allocation of the transaction price to each performance obligation in the contract; and
•
recognition of revenues when, or as, the contractual performance obligations are satisfied.

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable, which is included within accounts receivable on our consolidated balance sheets, when revenue is recognized prior to invoicing. We record deferred revenues on our consolidated balance sheets when revenues are to be recognized subsequent to cash collection for an invoice. Our standard payment terms are generally net 30 days but may vary. Invoices for software licenses and hardware products are generally issued when the license is made available for customer use or upon delivery to the customer of the hardware product. Invoices for software support and hardware support contracts are generally invoiced annually in advance. Cloud applications and cloud infrastructure contracts are generally invoiced annually, quarterly or monthly. Services are generally invoiced in advance or as the services are performed. Contracts that contain a significant financing component (either because the customer has made significant prepayment before the corresponding performance obligations are delivered or because we have provided long-term payment plans to the customer) have adjustments to the transaction price to reflect the time value of money. The related interest component is recorded as either interest expense or interest income in non-operating income (expenses), net within our consolidated statements of operations based on applicable interest rates for such contracts.

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

Revenue Recognition for Cloud Services

Revenues from cloud offerings provided on a subscription basis are generally recognized ratably over the contractual period that the services are delivered, beginning on the date our service is made available to a customer. We recognize revenue ratably because the customer receives and consumes the benefits of the cloud offerings throughout the contract period. Revenues from infrastructure cloud offerings that are provided on a consumption basis are generally recognized based on the utilization of the services by the customer.

Revenue Recognition for Software – License and Support

Revenues from distinct software license performance obligations are generally recognized upfront at the point in time when the software is made available to the customer to download and use. Revenues from usage-based royalty arrangements for distinct software licenses are recognized at the point in time when the software end user usage occurs. For usage-based royalty arrangements with a fixed minimum guarantee amount, the minimum amount is generally recognized upfront when the software is made available to the royalty customer.

Oracle’s primary performance obligations with respect to software support contracts is to provide customers with technical support as needed and unspecified software product upgrades, maintenance releases and patches during the term of the support period, if and when they are available. Oracle is obligated to make the software support services available continuously throughout the contract period. Therefore, revenues for software support contracts is generally recognized ratably over the contractual periods that the support services are provided.

Revenue Recognition for Hardware – Product and Support

The hardware product and related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product is delivered and ownership is transferred to the customer.

Oracle’s primary performance obligations with respect to hardware support contracts are to provide customers with technical support as needed and unspecified firmware upgrades, maintenance releases and patches during the term of the support period, if and when they are available, and hardware product repairs. Oracle is obligated to make the hardware support services available continuously throughout the contract period. Therefore, revenues for hardware support contracts are generally recognized ratably over the contractual periods that the support services are provided.

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

We use judgment in determining the SSP for products and services. For substantially all performance obligations except certain cloud offerings and software licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. For certain cloud offerings, SSP is estimated using an expected cost plus a reasonable margin approach. Our software licenses have not historically been sold on a standalone basis, as the vast majority of all customers elect to purchase software support contracts at the time of a software license purchase. Software support contracts are generally priced as a percentage of the net fees paid by the customer to access the license. We are unable to establish the SSP for our software licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for a software license included in a contract with multiple performance obligations is generally determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to software license revenues.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowance for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our consolidated balance sheets as of May 31, 2026 and 2025. The revenues recognized during the year ended May 31, 2026 and 2025 that were included in the opening deferred revenues balances as of May 31, 2025 and 2024 were approximately $9.4 billion and $9.3 billion, respectively. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial during each year ended May 31, 2026, 2025 and 2024.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. We have elected the optional exemption to not disclose the variable consideration for contracts in which the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations. The volumes and amounts of customer contracts that we book and total revenues that we recognize are impacted by a variety of seasonal factors and the timing of booking of large contracts. In each fiscal year, the amounts and volumes of contracting activity, other than the impact of booking of large contracts, and our total revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. These seasonal impacts and the timing of booking of large contracts influence how our remaining performance obligations change over time and, combined with foreign exchange rate fluctuations and other factors, influence the amount of remaining performance obligations that we report at a point in time. As of May 31, 2026, our remaining performance obligations were $638 billion, of which we expect to recognize approximately 12% as revenues over the next twelve months, 34% over the subsequent month 13 to month 36, 34% over the subsequent month 37 to month 60 and the remainder thereafter.

Customer Prepayments and Sales of Financing Receivables

Certain of our customer contracts include a significant financing component either because the customer has made significant prepayment before the corresponding performance obligations are delivered or because we have provided long-term payment plans to the customer. In determining whether a contract contains a significant financing component, we consider: (1) the expected timing between transfer of goods and services and customer payment; (2) the difference between the promised consideration and the cash selling price; and (3) prevailing market interest rates. We apply the practical expedient and do not adjust the promised amount of consideration for the effects of a significant financing component when the period between transfer of goods or services and customer payment is one year or less. During fiscal 2026, we received $4.6 billion of prepayments from customers that included a significant financing component. No prepayments were received from customers that included a significant financing component during fiscal 2025 and 2024. We recognize interest expense related to significant financing components separately from revenue. During fiscal 2026, such amounts were immaterial. We determine the discount rate based on a rate that reflects the credit characteristics of the party receiving financing, which is generally consistent with our incremental borrowing rate. The effects of significant financing components are reflected in deferred revenues and recognized over the period of performance.

We offer certain of our customers the option to acquire certain of our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During fiscal 2026, 2025 and 2024, $1.9 billion, $1.6 billion and $1.4 billion, respectively, of our financing receivables were sold to financial institutions.

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

Investments in equity securities, other than any equity method investments, are generally recorded at their fair values, if the fair values are readily determinable. Non-marketable equity securities for which the fair values are not readily determinable and where we do not have control of, nor significant influence in, the investee are recorded at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer with any gains or losses recorded as a component of non-operating income (expenses), net as of and for each reporting period. For investments through which we have significant influence in, but not control of, the investee, we account for such investments pursuant to the equity method of accounting whereby we record our proportionate share of the investee’s earnings or losses; amortization of certain differences between our investment basis and underlying equity in net assets of the investee; and impairment, if any, as a component of non-operating income (expenses), net for each reporting period. As per ASC 850, Related Party Disclosures, equity method investees are considered as related parties.

Our investments in marketable debt and equity securities totaled $605 million and $417 million as of May 31, 2026 and 2025, respectively, and are included in current assets in the accompanying consolidated balance sheets.

Our non-marketable debt investments and equity securities and related instruments totaled $2.3 billion and $2.1 billion as of May 31, 2026 and 2025, respectively, and substantially all of the balance is included in other non-current assets in the accompanying consolidated balance sheets and is subject to periodic credit losses and impairment reviews. The majority of the non-marketable debt and equity investments we held as of May 31, 2025 were with Ampere Computing Holdings LLC (Ampere), an equity method investee. On November 25, 2025, SoftBank Group Corp. acquired all of the equity interests of Ampere (the Ampere Acquisition). We received cash proceeds of $4.3 billion in exchange for our equity, debt and call option interests in Ampere in the Ampere Acquisition. We recorded $2.7 billion of realized gain, which is included in the non-operating income (expenses), net line item in our consolidated statements of operations for the year ended May 31, 2026. We have no remaining investment in Ampere as of May 31, 2026. The substantial majority of the non-marketable investments we held as of May 31, 2026 were with TikTok USDS Joint Venture LLC, an equity method investee in which we have an ownership interest of 15%.

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

Allowances for Credit Losses

We record allowances for credit losses based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, collection history and current economic conditions. We write-off a receivable and charge it against its recorded allowance when we have exhausted our collection efforts without success.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives, trade receivables and non-marketable investments. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair values of these contracts fluctuate from contractually established thresholds. Refer to “Marketable and Non-Marketable Investments” section above for additional information on our non-marketable investments. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2026, 2025 or 2024. We enter into certain large, long-term customer cloud arrangements that require us to make significant infrastructure investments, including data center capacity. For discretionary capital expenditures, the timing of such expenditures can be adjusted based on our liquidity position and access to additional financing. The economic returns on these investments are dependent on customer demand and the ability of our key customers to meet their contractual obligations. Changes in customer demand or the ability of our key customers to meet their contractual obligations may adversely affect operating margins, cash flows and could require evaluation of the recoverability of related long-lived assets.

We outsource the manufacturing, assembly and delivery of the substantial majority of our hardware products that we sell to our customers as well as use internally to deliver our cloud services to a variety of companies, many of which are located outside the U.S. Further, we have simplified our supply chain processes by reducing the number of third-party manufacturing partners and the number of locations where these third-party manufacturers build our hardware products. Any inability of these third-party manufacturing partners to deliver the contracted services for our hardware products could adversely impact future operating results of our cloud and software and hardware businesses.

Deferred Sales Commissions

We defer sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining a cloud, software support and hardware support contract. Initial sales commissions for the majority of these aforementioned contracts are generally deferred and amortized on a straight-line basis over an average benefit period that we estimate to be four years. We determine the period of benefit by taking into consideration the historical and expected durations of our customer contracts, the expected useful lives of our technologies and other factors. Sales commissions for renewal contracts relating to certain of our cloud-based arrangements are generally deferred and then amortized on a straight-line basis over the related contractual renewal period, which is generally one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our consolidated statements of operations and asset balances for deferred sales commissions are included in other current assets and other non-current assets in our consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Costs incurred are accumulated as construction in progress until the asset is brought into the condition and at the location for its intended use. Once the asset is in the condition and at the location for its intended use, it is amortized using the straight-line method of depreciation based on estimated useful lives of the assets, which range from one to 40 years. Finance lease Right-of-Use (ROU) assets are amortized over the lease term. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable at an appropriate asset or asset group level. We did not recognize any significant property impairment charges in fiscal 2026, 2025 or 2024. Note 4 below provides additional information regarding our Property, Plant and Equipment.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are itemized in Note 5 below and are amortized over their useful lives, which generally range from one to 10 years. At least annually, we assess the useful lives of our finite lived intangible assets and may adjust the period over which these assets are amortized whenever events or changes in circumstances indicate that a shorter amortization period is more reflective of the period in which these assets contribute to our cash flows. Intangible assets are included within other non-current assets on our consolidated balance sheets.

The carrying amounts of our goodwill and intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors considered for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. To determine the fair value of each reporting unit we utilize estimates, judgments and assumptions including estimated future cash flows the reporting unit is expected to generate on a discounted basis; the discount rate used as a part of the discounted cash flow analysis; future economic and market conditions; and market comparables of peer companies, among others. If, as per the quantitative test, the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Our most recent goodwill impairment analysis was performed on March 1, 2026 and did not result in a goodwill impairment charge. We did not recognize impairment charges in fiscal 2025 or 2024.

Recoverability of finite lived intangible assets is evaluated by comparison of the carrying amount of the asset to the future undiscounted cash flows that are expected to be generated by the lowest level associated asset grouping. Recoverability of indefinite lived intangible assets is evaluated by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2026, 2025 or 2024.

Derivative Financial Instruments

During fiscal 2026, 2025 and 2024, we used derivative financial instruments to manage foreign currency and interest rate risks. We do not use derivative financial instruments for trading purposes. We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of each reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as certain types of hedges).

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

Leases

We apply the provisions of ASC 842, Leases (ASC 842), in accounting for our leases. Accordingly, we determine if an arrangement is a lease at its inception. Lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. ROU assets related to our leases are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. For operating leases, we generally recognize the lease expense on a straight-line basis over the lease term and classify both the ROU assets amortization and imputed interest as operating expenses. For finance leases, ROU assets are amortized on a straight-line basis over the lease term and are classified as operating expense and imputed interest is classified as interest expense. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components as a single lease component. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year. An impairment charge is recorded for an abandoned ROU asset.

ROU assets related to operating and finance leases are included in operating lease ROU assets and property, plant and equipment, net, respectively; short-term operating and finance lease liabilities are included in other current liabilities; and long-term operating and finance lease liabilities are included in operating lease liabilities and other non-current liabilities, respectively, in our consolidated balance sheets.

Cash flow movements related to operating lease activities are included in operating cash flows and those related to finance leases are included in operating cash flows for the interest component and in financing cash flows for the principal payment component in our consolidated statements of cash flows for the years ended May 31, 2026, 2025 and 2024. Note 9 below provides additional information regarding our leases.

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

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the U.S. are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the U.S. are translated into U.S. Dollars using exchange rates at the balance sheet dates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of AOCL in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating income (expenses), net in the accompanying consolidated statements of operations were $131 million, $147 million and $228 million in fiscal 2026, 2025 and 2024, respectively.

Stock-Based Compensation

We account for share-based payments to employees, including grants of service-based restricted stock unit (RSU) awards, service-based employee stock options, performance-based stock options (PSOs) and purchases under employee stock purchase plans in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. Beginning in fiscal 2026, most Oracle employees who received equity awards were given a choice to receive their awards in the form of (1) 100% stock options, (2) 100% RSUs or (3) a combination of 50% stock options and 50% RSUs (the Employee Choice Program). The Compensation Committee of our Board of Directors has determined that a ratio of four stock options to one RSU should be used, consistent with its historic approach, for equity awards granted to Oracle employees. We account for forfeitures of stock-based awards as they occur.

For our service-based stock awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

For our PSOs, we recognize stock-based compensation expense on a straight-line basis for tranches that are probable of achievement over the estimated implicit service period for performance-metric achievement. During our interim and annual reporting periods, stock-based compensation expense is recorded based on expected attainment of performance targets. Changes in our estimates of the expected attainment of performance targets that result in a change in the number of shares that are expected to vest, or changes in our estimates of implicit service periods, may cause the amount of stock-based compensation expense that we record for each interim reporting period to vary. Any changes in estimates that impact our expectation of the number of shares that are expected to vest are reflected in the amount of stock-based compensation expense that we recognize for each PSO tranche on a cumulative catch-up basis during each interim reporting period in which such estimates are altered.

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

Research and Development Costs and Software Development Costs

Research and development costs are generally expensed as incurred in accordance with ASC 730, Research and Development. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2026, 2025 and 2024.

Non-Operating Income (Expenses), net

Non-operating income (expenses), net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Corporation Japan), net gains and losses related to marketable and non-marketable investments, including net gains and losses attributable to equity method investments and net other income and expenses, including net gains and losses from our investment portfolio related to our deferred compensation plan, for which an equal and offsetting amount was recorded to our operating expenses during the same period, and non-service net periodic pension income and losses.

	Year Ended May 31,
(in millions)	2026	2025	2024
Interest income	$780	$578	$451
Foreign currency losses, net	(131)	(147)	(228)
Noncontrolling interests in income	(222)	(184)	(186)
Gains (losses) from marketable and non-marketable investments, net	2,811	(278)	(303)
Other income, net	309	91	168
Total non-operating income (expenses), net	$3,547	$60	$(98)

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

2.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, including time deposits and money market funds with original maturities of 90 days or less. Marketable securities primarily consist of time deposits with original maturities at the time of purchase greater than 90 days.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2026 and 2025. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2026, 2025 and 2024. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2026	2025
Money market funds	$23,387	$2,220
Time deposits and other	739	585
Total investments	$24,126	$2,805
Investments classified as cash equivalents	$23,521	$2,388
Investments classified as marketable securities	$605	$417

As of May 31, 2026 and 2025, all of our marketable debt securities investments mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of May 31, 2026 and 2025 and our consolidated statements of cash flows for the years ended May 31, 2026, 2025 and 2024 was immaterial.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2026			May 31, 2025
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$23,387	$—	$23,387	$2,220	$—	$2,220
Time deposits and other	68	671	739	59	526	585
Derivative financial instruments	—	36	36	—	54	54
Total assets	$23,455	$707	$24,162	$2,279	$580	$2,859
Liabilities:
Derivative financial instruments	$—	$—	$—	$—	$26	$26

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

Based on the trading prices of the $128.1 billion and $90.3 billion of senior notes and other long-term borrowings and the related fair value hedges, if any, that we had outstanding as of May 31, 2026 and 2025, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges, if any, using Level 2 inputs at May 31, 2026 and 2025 were $114.4 billion and $81.3 billion, respectively.

4.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Life	2026	2025
Computer, network, machinery and equipment	1-6 years(1)	$59,634	$30,345
Buildings and improvements	1-40 years	21,263	10,881
Furniture, fixtures and other	5-15 years	452	466
Land	—	1,329	1,352
Construction in progress(2)	—	39,973	16,510
Total property, plant and equipment	1-40 years	122,651	59,554
Accumulated depreciation		(22,694)	(16,032)
Total property, plant and equipment, net		$99,957	$43,522

(1)
Comprised primarily of servers and networking equipment with estimated useful life of six years.
(2)
Comprised primarily of servers, networking equipment and leasehold improvements to be deployed at our data centers.

Depreciation expense on property, plant and equipment in fiscal 2026, 2025 and 2024 were $7.6 billion, $3.9 billion and $3.1 billion, respectively. Property, plant and equipment, net includes ROU assets recorded in connection with lease arrangements that are accounted for as finance leases, totaling $7.5 billion and $2.9 billion as of May 31, 2026 and 2025, respectively.

5.
INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2026 and the net book value of intangible assets as of May 31, 2026 and 2025 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net
(in millions)	May 31, 2025	Additions	Retirements	May 31, 2026	May 31, 2025	Expense	Retirements	May 31, 2026	May 31, 2025	May 31, 2026
Cloud and software agreements and related relationships	$9,670	$—	$(1,794)	$7,876	$(6,471)	$(558)	$1,794	$(5,235)	$3,199	$2,641
Developed technology	4,143	287	(425)	4,005	(3,509)	(627)	425	(3,711)	634	294
Other	2,827	26	(173)	2,680	(2,073)	(486)	173	(2,386)	754	294
Total intangible assets, net	$16,640	$313	$(2,392)	$14,561	$(12,053)	$(1,671)	$2,392	$(11,332)	$4,587	$3,229

As of May 31, 2026, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2027	$731
Fiscal 2028	694
Fiscal 2029	620
Fiscal 2030	582
Fiscal 2031	377
Thereafter	225
Total intangible assets, net	$3,229

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for fiscal 2026 and 2025 were as follows:

(in millions)	Cloud and Software	Hardware	Services	Total Goodwill
Balances as of May 31, 2024	$57,072	$2,732	$2,426	$62,230
Goodwill adjustments, net(1)	(23)	—	—	(23)
Balances as of May 31, 2025	57,049	2,732	2,426	62,207
Goodwill adjustments, net(1)	65	—	(11)	54
Balances as of May 31, 2026	$57,114	$2,732	$2,415	$62,261

(1)
Amounts include any changes in goodwill balances for the period presented that resulted from foreign currency translations.

6.
NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31,
		2026		2025
(Amounts in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate senior notes:
€750, 3.125%, due July 2025(1)	July 2013	$—	N.A	$841	3.17%
$1,000, 5.80%, due November 2025	November 2022	—	N.A	1,000	5.93%
$2,750, 1.65%, due March 2026	March 2021	—	N.A	2,750	1.67%
$3,000, 2.65%, due July 2026	July 2016	3,000	2.73%	3,000	2.73%
$2,250, 2.80%, due April 2027	April 2020	2,250	2.87%	2,250	2.87%
$2,750, 3.25%, due November 2027	November 2017	2,750	3.29%	2,750	3.29%
$2,000, 2.30%, due March 2028	March 2021	2,000	2.36%	2,000	2.36%
$750, 4.50%, due May 2028	February 2023	750	4.60%	750	4.60%
$1,500, 4.80%, due August 2028	February 2025	1,500	4.94%	1,500	4.94%
$3,000, 4.55%, due February 2029(3)	February 2026	3,000	4.74%	—	N.A
$1,500, 4.20%, due September 2029	September 2024	1,500	4.27%	1,500	4.27%
$1,250, 6.15%, due November 2029	November 2022	1,250	6.21%	1,250	6.21%
$3,250, 2.95%, due April 2030	April 2020	3,250	3.00%	3,250	3.00%
$750, 4.65%, due May 2030	February 2023	750	4.75%	750	4.75%
$500, 3.25%, due May 2030	May 2015	500	3.35%	500	3.35%
$3,000, 4.45%, due September 2030(3)	September 2025	3,000	4.55%	—	N.A
$3,500, 4.95%, due February 2031(3)	February 2026	3,500	5.08%	—	N.A
$3,250, 2.875%, due March 2031	March 2021	3,250	2.92%	3,250	2.92%
$1,250, 5.25%, due February 2032	February 2025	1,250	5.36%	1,250	5.36%
$3,000, 4.80%, due September 2032(3)	September 2025	3,000	4.87%	—	N.A
$2,250, 6.25%, due November 2032	November 2022	2,250	6.32%	2,250	6.32%
$1,500, 4.90%, due February 2033	February 2023	1,500	4.95%	1,500	4.95%
$3,000, 5.35%, due May 2033(3)	February 2026	3,000	5.42%	—	N.A
$1,750, 4.30%, due July 2034	July 2014	1,750	4.30%	1,750	4.30%
$1,750, 4.70%, due September 2034	September 2024	1,750	4.77%	1,750	4.77%
$1,250, 3.90%, due May 2035	May 2015	1,250	4.00%	1,250	4.00%
$1,750, 5.50%, due August 2035	February 2025	1,750	5.55%	1,750	5.55%
$4,000, 5.20%, due September 2035(3)	September 2025	4,000	5.25%	—	N.A
$5,000, 5.70%, due February 2036(3)	February 2026	5,000	5.78%	—	N.A
$1,250, 3.85%, due July 2036	July 2016	1,250	3.89%	1,250	3.89%
$1,750, 3.80%, due November 2037	November 2017	1,750	3.86%	1,750	3.86%
$1,250, 6.50%, due April 2038	April 2008	1,250	6.51%	1,250	6.51%
$1,250, 6.125%, due July 2039	July 2009	1,250	6.17%	1,250	6.17%
$3,000, 3.60%, due April 2040	April 2020	3,000	3.64%	3,000	3.64%
$2,250, 5.375%, due July 2040	July 2010	2,250	5.45%	2,250	5.45%
$2,250, 3.65%, due March 2041	March 2021	2,250	3.72%	2,250	3.72%
$1,000, 4.50%, due July 2044	July 2014	1,000	4.50%	1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	2,000	4.20%	2,000	4.20%
$2,500, 5.875%, due September 2045(3)	September 2025	2,500	5.91%	—	N.A
$2,250, 6.55%, due February 2046(3)	February 2026	2,250	6.59%	—	N.A
$3,000, 4.00%, due July 2046	July 2016	3,000	4.03%	3,000	4.03%
$2,250, 4.00%, due November 2047	November 2017	2,250	4.05%	2,250	4.05%
$4,500, 3.60%, due April 2050	April 2020	4,500	3.64%	4,500	3.64%
$3,250, 3.95%, due March 2051	March 2021	3,250	3.98%	3,250	3.98%
$2,500, 6.90%, due November 2052	November 2022	2,500	6.94%	2,500	6.94%
$2,250, 5.55%, due February 2053	February 2023	2,250	5.62%	2,250	5.62%
$1,750, 5.375%, due September 2054	September 2024	1,750	5.43%	1,750	5.43%
$1,250, 4.375%, due May 2055	May 2015	1,250	4.44%	1,250	4.44%
$1,750, 6.00%, due August 2055	February 2025	1,750	6.04%	1,750	6.04%
$3,500, 5.95%, due September 2055(3)	September 2025	3,500	6.05%	—	N.A
$5,000, 6.70%, due February 2056(3)	February 2026	5,000	6.74%	—	N.A
$3,500, 3.85%, due April 2060	April 2020	3,500	3.89%	3,500	3.89%
$1,500, 4.10%, due March 2061	March 2021	1,500	4.13%	1,500	4.13%

		May 31,
		2026		2025
(Amounts in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
$1,250, 5.50%, due September 2064	September 2024	1,250	5.55%	1,250	5.55%
$1,000, 6.125%, due August 2065	February 2025	1,000	6.17%	1,000	6.17%
$2,000, 6.10%, due September 2065(3)	September 2025	2,000	6.17%	—	N.A
$2,750, 6.85%, due February 2066(3)	February 2026	2,750	6.89%	—	N.A
Floating-rate senior notes:
$500, Compounded SOFR plus 0.76%, due August 2028	February 2025	500	4.43%	500	5.28%
$500, Compounded SOFR plus 1.11%, due February 2029(3)	February 2026	500	4.78%	—	N.A
Term loan credit agreements:
$5,630, SOFR plus 1.35%, due August 2027(2)	June 2024	5,137	5.29%	5,419	6.10%
Commercial paper notes		1,468	4.35%	2,294	4.88%
Other borrowings due August 2025	November 2016	—	N.A	113	3.53%
Total senior notes and other borrowings		$130,105		$92,917
Unamortized discount/issuance costs		(564)		(348)
Hedge accounting fair value adjustments(1)		—		(1)
Total notes payable and other borrowings		$129,541		$92,568
Notes payable and other borrowings, current		$7,199		$7,271
Notes payable and other borrowings, non-current		$122,342		$85,297

(1)
In fiscal 2018 we entered into certain cross-currency interest rate swap agreements that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a variable-rate, U.S. Dollar-denominated debt of $871 million based on LIBOR. The effective interest rates as of May 31, 2025 after consideration of the cross-currency interest rate swap agreements were 7.77% for the July 2025 Notes. Refer to Note 1 for a description of our accounting for fair value hedges. The July 2025 Notes were repaid in full upon maturity in July 2025.
(2)
In fiscal 2023, we entered into certain interest rate swap agreements that have the economic effect of converting our $4.7 billion of floating-rate borrowings pursuant to the Term Loan Credit Agreement (defined below) until its repayment and subsequently, borrowings under the Term Loan Credit Agreement 2 (defined below) for the same amount to fixed-rate borrowings with a fixed annual interest rate of 3.07%, plus a margin depending on the credit rating assigned to our long-term senior unsecured debt, as further discussed below. The effective interest rates after consideration of the interest rate swap agreements were 4.74% for each of fiscal 2026 and 2025, for borrowings under the Term Loan Credit Agreement 2 (defined below). Refer to Note 1 for a description of our accounting for cash flow hedges.
(3)
In fiscal 2026, we issued $43.0 billion of senior notes for general corporate purposes, which may include capital expenditures, repayment of indebtedness, future investments or acquisitions and payment of cash dividends on or repurchases of our common stock.

Future principal payments for all of our borrowings at May 31, 2026 were as follows (in millions):

Fiscal 2027	$7,210
Fiscal 2028	10,145
Fiscal 2029	5,500
Fiscal 2030	7,250
Fiscal 2031	9,750
Thereafter	90,250
Total	$130,105

Senior Notes

Interest is payable semi-annually for the senior notes listed in the above table, except for the floating-rate senior notes for which interest is payable quarterly. We may redeem some or all of the fixed-rate senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances except for the floating-rate senior notes, which may not be redeemed prior to their maturity.

The senior notes rank pari passu with all existing and future notes issued pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation, including the Revolving Credit Agreement and the Term Loan Credit Agreement 2, each as defined and described further below. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes and Commercial Paper Notes (defined below), borrowings under the Term Loan Credit Agreement 2 (defined below) and any future borrowings pursuant to the Revolving Credit Agreement. We were in compliance with all debt-related covenants at May 31, 2026.

Revolving Credit Agreement

On March 6, 2026, we terminated our existing $6.0 billion, five-year revolving credit agreement among us, as borrower, Bank of America, N.A., as administrative agent, and the lenders and other agents named therein, which was originally scheduled to terminate on March 8, 2027. On March 6, 2026, we entered into a new $10.0 billion, five-year revolving credit agreement (the Revolving Credit Agreement) among us, as borrower, Bank of America, N.A., as administrative agent, and the lenders and other agents named therein, which provides for an unsecured $10.0 billion, five-year revolving credit facility (the Revolving Facility) to us for working capital purposes and for other general corporate purposes.

Subject to certain conditions stated in the Revolving Credit Agreement, we may borrow, prepay and reborrow amounts under the Revolving Facility during the term of the Revolving Credit Agreement. All amounts borrowed under the Revolving Credit Agreement will become due on March 6, 2031, unless the commitments are terminated earlier either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events). Interest is based on either (a) a Term Secured Overnight Financing Rate (SOFR)-based formula plus a margin of 87.5 basis points to 150.0 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 0.0 basis point to 50.0 basis points, depending on the same such credit rating, each as set forth in the Revolving Credit Agreement. As of May 31, 2026, we did not have any outstanding borrowings under the Revolving Credit Agreement.

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

During fiscal 2025, we terminated our Term Loan Credit Agreement and repaid the principal amount outstanding together with interest accrued up to the date of repayment. Simultaneously, we borrowed up to the maximum commitment amount of $5.6 billion pursuant to a term loan credit agreement (Term Loan Credit Agreement 2) executed on the same date. The critical terms of the Term Loan Credit Agreement 2 are similar to the critical terms of the Term Loan Credit Agreement, except for terms related to the interest, the consolidation of two term loan facilities under Term Loan Credit Agreement into a single facility under the Term Loan Credit Agreement 2 and the options to extend the Term Loan Credit Agreement 2. Interest is based on either (a) a Term SOFR-based formula plus a margin of 112.5 basis points to 162.5 basis points, depending on the credit rating assigned to our long-term senior unsecured debt, or (b) a Base Rate formula plus a margin of 12.5 basis points to 62.5 basis points, depending on the same such credit rating, each as set forth in the Term Loan Credit Agreement 2.

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

Commercial Paper Program and Commercial Paper Notes

On March 6, 2026, our commercial paper program was increased to $10.0 billion. Our commercial paper program allows us to issue and sell unsecured short-term promissory notes (Commercial Paper Notes) pursuant to a private placement exemption from the registration requirements under federal and state securities laws pursuant to dealer agreements with various banks and an Issuing and Paying Agency Agreement with Deutsche Bank Trust Company Americas.

There were $1.5 billion and $2.3 billion of outstanding Commercial Paper Notes as of May 31, 2026 and 2025, respectively. We used the net proceeds from the issuance of commercial paper for general corporate purposes.

7.
RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses line item on our consolidated statement of operations consist of restructuring expenses for employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively. The restructuring expenses resulted from the execution of management-approved restructuring plans that were developed for certain strategic initiatives and/or to improve operational efficiencies, as further described below; and other operating expenses, net.

	Year Ended May 31,
(in millions)	2026	2025	2024
Restructuring	$1,779	$299	$404
Other, net	59	75	314
Total restructuring and other expenses	$1,838	$374	$718

Fiscal 2026 Oracle Restructuring Plan

During fiscal 2026, our management approved, committed to, initiated and further supplemented plans to restructure to implement certain strategic measures and further improve operational efficiencies, including through the adoption and integration of AI technologies across certain functions and other operational activities (2026 Restructuring Plan). The total estimated restructuring costs associated with the 2026 Restructuring Plan are up to $2.1 billion and will be recorded to the restructuring and other expense line item within our consolidated statements of operations through the end of the plan. We recorded $1.8 billion of restructuring expenses in connection with the 2026 Restructuring Plan in fiscal 2026. Any changes to the estimates of executing the 2026 Restructuring Plan will be reflected in our future results of operations.

Fiscal 2024 Oracle Restructuring Plan

During fiscal 2024, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisitions and certain other operational activities (2024 Restructuring Plan). In fiscal 2025, our management supplemented the 2024 Restructuring Plan to reflect additional actions that we expected to take. Restructuring costs associated with the 2024 Restructuring Plan were recorded to the restructuring and other expense line item within our consolidated statements of operations. We recorded $314 million and $432 million of restructuring expenses in connection with the 2024 Restructuring Plan in fiscal 2025 and 2024, respectively. Actions pursuant to the 2024 Restructuring Plan were substantially complete as of May 31, 2025.

Summary of All Plans

Fiscal 2026 Activity

	Accrued	Year Ended May 31, 2026				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2025(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2026(2)	Accrued to Date	Program Costs
Fiscal 2026 Oracle Restructuring Plan(1)
Cloud and software	$—	$601	$58	$(439)	$(1)	$219	$659	$786
Hardware	—	75	3	(49)	—	29	78	83
Services	—	290	17	(157)	(1)	149	307	399
Other	—	674	86	(591)	1	170	760	835
Total Fiscal 2026 Oracle Restructuring Plan	$—	$1,640	$164	$(1,236)	$(1)	$567	$1,804	$2,103
Total other restructuring plans(6)	$212	$—	$(25)	$(105)	$4	$86
Total restructuring plans	$212	$1,640	$139	$(1,341)	$3	$653

Fiscal 2025 Activity

	Accrued	Year Ended May 31, 2025				Accrued
(in millions)	May 31, 2024	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2025(2)
Fiscal 2024 Oracle Restructuring Plan(1)
Cloud and software	$87	$115	$(6)	$(118)	$1	$79
Hardware	4	17	—	(11)	—	10
Services	12	37	—	(28)	1	22
Other	49	153	(2)	(142)	2	60
Total Fiscal 2024 Oracle Restructuring Plan	$152	$322	$(8)	$(299)	$4	$171
Total other restructuring plans(6)	$84	$—	$(15)	$(29)	$1	$41
Total restructuring plans	$236	$322	$(23)	$(328)	$5	$212

Fiscal 2024 Activity

	Accrued	Year Ended May 31, 2024				Accrued
(in millions)	May 31, 2023	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	May 31, 2024
Fiscal 2024 Oracle Restructuring Plan(1)
Cloud and software	$—	$204	$(9)	$(108)	$—	$87
Hardware	—	9	—	(5)	—	4
Services	—	46	(1)	(33)	—	12
Other	—	188	(5)	(134)	—	49
Total Fiscal 2024 Oracle Restructuring Plan	$—	$447	$(15)	$(280)	$—	$152
Total other restructuring plans(6)	$199	$—	$(28)	$(89)	$2	$84
Total restructuring plans	$199	$447	$(43)	$(369)	$2	$236

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.

(2)
As of May 31, 2026, $581 million and $72 million were recorded in other current liabilities and other non-current liabilities, respectively, within our consolidated balance sheets. As of May 31, 2025, substantially all restructuring liabilities have been recorded in other current liabilities within our consolidated balance sheets.
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
8.
DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2026	2025
Cloud	$3,228	$2,959
Software	5,662	5,350
Hardware	521	614
Services	505	464
Deferred revenues, current	9,916	9,387
Deferred revenues, non-current (in other non-current liabilities)	5,479	1,346
Total deferred revenues	$15,395	$10,733

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

9.
LEASES, OTHER COMMITMENTS AND CERTAIN CONTINGENCIES

Leases

We have operating and finance leases that primarily relate to our data centers and real estate facilities. As of May 31, 2026, our leases substantially have remaining terms of one year to seventeen years, some of which include options to extend and/or terminate the leases.

The components of lease expense were as follows:

	Year Ended May 31,
(in millions)	2026	2025	2024
Operating lease cost	$2,794	$1,716	$1,159
Finance lease cost:
Amortization of ROU assets	$351	$48	$—
Interest on lease liabilities	279	38	—
Total finance lease cost	$630	$86	$—

Supplemental balance sheet information related to leases was as follows:

	As of May 31,
(Dollars in millions)	2026	2025
Operating leases:
Operating lease ROU assets	$29,690	$13,145
Operating lease liabilities:
Operating lease liabilities, current	$3,542	$1,914
Operating lease liabilities, non-current	26,648	11,536
Total operating lease liabilities	$30,190	$13,450
Weighted average remaining lease term	12 years	10 years
Weighted average discount rate	5.7%	5.3%
Finance leases:
Finance lease ROU assets	$7,464	$2,874
Finance lease liabilities:
Finance lease liabilities, current	$620	$257
Finance lease liabilities, non-current	7,081	2,677
Total finance lease liabilities	$7,701	$2,934
Weighted average remaining lease term	14 years	15 years
Weighted average discount rate	5.7%	5.5%

Supplemental cash flow information related to leases was as follows:

	Year Ended May 31,
(in millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$2,548	$1,685	$1,168
Finance leases	$452	$27	$—
ROU assets obtained in exchange for lease obligations:
Operating leases	$18,246	$6,970	$4,246
Finance leases	$4,946	$2,921	$—

Maturities of lease liabilities were as follows as of May 31, 2026 (in millions):

	Operating Leases	Finance Leases
Fiscal 2027	$3,712	$656
Fiscal 2028	3,603	676
Fiscal 2029	3,550	697
Fiscal 2030	3,550	718
Fiscal 2031	3,519	740
Thereafter	23,933	7,973
Total lease payments	41,867	11,460
Less: imputed interest	(11,677)	(3,759)
Total lease liability	$30,190	$7,701

29

As of May 31, 2026, we had $260 billion of additional lease commitments, substantially all related to data center arrangements, that are generally expected to commence between the first quarter of fiscal 2027 and fiscal 2029 and for terms of fifteen to nineteen years that were not reflected on our consolidated balance sheet as of May 31, 2026 or in the maturities table above. These additional lease commitments include a lease for which we have guaranteed up to $3.3 billion of the lessor’s borrowing, which matures in September 2026.

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements that are enforceable and legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

As of May 31, 2026, our unconditional purchase and certain other obligations, which were primarily related to data center power arrangements, were as follows (in millions):

Fiscal 2027	$1,841
Fiscal 2028	1,034
Fiscal 2029	1,053
Fiscal 2030	952
Fiscal 2031	896
Thereafter	7,533
Total	$13,309

As described in Note 6 above, as of May 31, 2026 we have senior notes and other borrowings that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

Subsequent to May 31, 2026, we entered into an additional $19 billion of unconditional purchase commitments for cloud infrastructure assets that commence in fiscal 2027 and have a term of five years.

Guarantees

Our cloud, software and hardware sales agreements generally include certain provisions for indemnifying customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any material liabilities related to such obligations in our consolidated financial statements. Certain of our sales agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

10.
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

Dividends are cumulative at an annual rate of 6.50% on the liquidation preference of $100,000 per share of Mandatory Convertible Preferred Stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on January 1, April 1, July 1 and October 1 immediately preceding the relevant dividend payment date.

Unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is January 15, 2029, into between 499.8126 and 624.7657 shares of our common stock, depending on the applicable market value of our common stock upon conversion and subject to certain anti-dilution adjustments. The applicable market value of our common stock will be determined based on the volume-weighted average price per share of the common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to January 15, 2029.

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

Subject to the terms and conditions of the agreement, we may sell shares of common stock through the sales agents listed in the agreement in amounts and at times to be determined by us. In addition, we may elect to sell, through the sales agents or through others (whether acting as agent or principal), shares of our common stock for forward settlement. We are not obligated to sell any of the shares of our common stock under the ATM Program. The proceeds from offerings under the ATM Program, if any, will be used for general corporate purposes, which may include capital expenditures, repayment of indebtedness, future investments or acquisitions and payment of cash dividends on or repurchases of our common stock. As of May 31, 2026, we have not sold any shares of our common stock under the ATM Program.

Common Stock Repurchases

Our Board of Directors (the Board) has approved a program for us to repurchase shares of our common stock. As of May 31, 2026, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 0.4 million shares for $93 million, 3.9 million shares for $600 million and 10.6 million shares for $1.2 billion in fiscal 2026, 2025 and 2024, respectively, under the stock repurchase program.

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

Dividends on Preferred and Common Stock

During fiscal 2026, the Board declared cash dividends of $1,263.89 per share of our outstanding Mandatory Convertible Preferred Stock which we paid during the same period. During fiscal 2026, 2025 and 2024, the Board declared cash dividends of $2.00, $1.70 and $1.60 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2026, the Board declared a quarterly cash dividend of $1,625 per share of our outstanding Mandatory Convertible Preferred Stock and $0.50 per share of our outstanding common stock. The Mandatory Convertible Preferred Stock dividend is payable on July 15, 2026 to stockholders of record as of the close of business on July 1, 2026 and the common stock dividend is payable on July 24, 2026 to stockholders of record as of the close of business on July 10, 2026. Future declarations of dividends on Oracle securities and the establishment of future record and payment dates for our common stock are subject to the final determination of the Board.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our AOCL, net of income taxes:

	May 31,
(in millions)	2026	2025
Foreign currency translation losses	$(1,566)	$(1,334)
Unrealized gains on defined benefit plans, net	150	105
Unrealized gains on cash flow hedges, net	36	54
Total accumulated other comprehensive loss	$(1,380)	$(1,175)

11.
EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

Stock Plans

In fiscal 2021, we adopted the 2020 Equity Incentive Plan, which provides for the issuance of long-term performance awards, including restricted stock-based awards, non-qualified stock options and incentive stock options, as well as stock purchase rights and stock appreciation rights, to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. In fiscal 2022 and 2024, our stockholders, upon the recommendation of the Board, approved the adoption of the Amended and Restated 2020 Equity Incentive Plan (as amended and restated, the 2020 Plan), which increased the number of authorized shares of stock that may be issued under the 2020 Plan by 300 million shares and 350 million shares, respectively. Approximately 348 million shares of common stock were available for future awards under the 2020 Plan as of May 31, 2026. Under the 2020 Plan, for each share granted as a full value award in the form of an RSU, an equivalent of 2.5 shares is deducted from our pool of shares available for grant.

As of May 31, 2026, the 2020 Plan had 77 million unvested restricted stock units (RSUs) outstanding, 3 million PSOs outstanding of which 1 million shares were vested and service-based stock options (SOs) to purchase 17 million shares of common stock outstanding of which 4 million shares were vested. To date, we have not issued any stock purchase rights or stock appreciation rights under the 2020 Plan.

The vesting schedule for all awards granted under the 2020 Plan is established by the Compensation Committee of the Board (the Compensation Committee). RSUs generally require service-based vesting over four years. The SOs were granted with an exercise price not less than the closing share price of our common stock on the grant date, generally become exercisable over four years of service, and generally expire ten years from the date of grant. The PSOs were granted with an exercise price not less than the closing share price of our common stock on the grant date and expire ten years from the date of grant.

The 1993 Directors’ Stock Plan (the Directors’ Plan) provides for the issuance of RSUs and other stock-based awards, including non-qualified SOs, to non-employee directors. The Directors’ Plan has been amended and restated from time to time. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance

(including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). Currently, we only grant RSUs that vest fully on the one-year anniversary of the date of grant. In fiscal 2016, the Directors’ Plan was amended to permit the Compensation Committee to determine the amount and form of automatic grants of stock awards, if any, to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. In fiscal 2020, the Compensation Committee reduced the maximum value of the annual automatic RSU grants to each non-employee director to $350,000 and eliminated all equity grants for chairing Board committees. As of May 31, 2026, approximately 13,000 unvested RSUs were outstanding under the Directors’ Plan. As of May 31, 2026, approximately 1 million shares were available for future stock awards under this plan.

The following table summarizes restricted stock-based award activity granted pursuant to Oracle-based stock plans for our last three fiscal years ended May 31, 2026:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2023	152	$69.09
Granted	47	$110.26
Vested and issued	(53)	$66.97
Canceled	(8)	$77.52
Balance, May 31, 2024	138	$83.43
Granted	38	$159.11
Vested and issued	(52)	$78.30
Canceled	(7)	$99.44
Balance, May 31, 2025	117	$108.91
Granted	23	$243.23
Vested and issued	(47)	$98.06
Canceled	(12)	$132.82
Balance, May 31, 2026	81	$149.88

The total grant date fair values of restricted stock-based awards that were vested and issued in fiscal 2026, 2025 and 2024 were $4.7 billion, $4.0 billion and $3.5 billion, respectively. As of May 31, 2026, total unrecognized stock-based compensation expense related to non-vested restricted stock-based awards was $8.9 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.72 years.

The following table summarizes stock option activity, including SOs and PSOs, and includes awards granted pursuant to the 2020 Plan and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2026:

	Options Outstanding
(in millions, except exercise price)	Shares Under Stock Option	Weighted-Average Exercise Price
Balance, May 31, 2023	64	$45.42
Granted and assumed	2	$113.91
Exercised	(15)	$34.84
Balance, May 31, 2024	51	$51.05
Granted	—	$—
Exercised	(10)	$44.84
Balance, May 31, 2025	41	$52.58
Granted	15	$279.53
Exercised	(25)	$50.04
Canceled	(10)	$60.51
Balance, May 31, 2026	21	$217.63

Stock options outstanding that have vested and that are expected to vest as of May 31, 2026 were as follows:

	Outstanding Stock Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	5	$49.37	1.64	$789
Expected to vest(2)	15	$275.90	9.35	95
Total	20	$223.97	7.58	$884

(1)
The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2026 of $225.78 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.
(2)
The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of May 31, 2026 was $1.8 billion and is expected to be recognized over a weighted-average period of 3.30 years. Approximately 1 million shares outstanding as of May 31, 2026 were not expected to vest.

Stock-Based Compensation Expense and Valuations of Stock-Based Awards

We estimated the fair values of our restricted stock-based awards that are solely subject to service-based vesting requirements based upon their market values as of the grant dates, discounted for the present values of expected dividends.

We estimated the fair values of our SOs and PSOs using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of SOs. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our SOs and PSOs were estimated at the grant dates. The weighted-average input assumptions used and resulting fair values of our SOs and PSOs were as follows for fiscal 2026:

Expected life (in years)	6.7
Risk-free interest rate	3.8%
Volatility	51%
Dividend yield	0.7%
Weighted-average fair value per share	$142.64

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on U.S. Treasury instruments, the annualized dividend yield input is based on the per share dividend declared by the Board and the volatility input is calculated based on the implied volatility of our publicly traded options.

Stock-based compensation expense was included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2026	2025	2024
Cloud and software	$622	$609	$525
Hardware	27	29	23
Services	210	202	167
Sales and marketing	759	757	667
Research and development	2,805	2,638	2,225
General and administrative	388	439	367
Total stock-based compensation	$4,811	$4,674	$3,974
Estimated income tax benefit included in provision for income taxes	(1,100)	(1,050)	(913)
Total stock-based compensation, net of estimated income tax benefit	$3,711	$3,624	$3,061

Tax Benefits from Exercises of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of stock option exercises was approximately $1.2 billion, $448 million and $545 million for fiscal 2026, 2025 and 2024, respectively. The total aggregate intrinsic value of restricted stock-based awards that vested and were issued and stock options that were exercised was $17.0 billion, $9.0 billion and $7.4 billion for fiscal 2026, 2025 and 2024. In connection with the vesting and issuance of restricted stock-based awards and stock options that were exercised, the tax benefits realized by us were $4.0 billion, $2.1 billion and $1.7 billion for fiscal 2026, 2025 and 2024, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2026, 33 million shares were reserved for future issuances under the Purchase Plan. We issued approximately 1 million shares in each of fiscal 2026 and 2025 and 2 million shares in fiscal 2024 under the Purchase Plan.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $478 million, $485 million and $468 million for fiscal 2026, 2025 and 2024, respectively. In the U.S., regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $194 million, $206 million and $200 million in fiscal 2026, 2025 and 2024, respectively.

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $1.4 billion and approximately $1.1 billion as of May 31, 2026 and 2025, respectively, and were presented in other non-current assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $73 million, $69 million and $71 million for fiscal 2026, 2025 and 2024, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status, which is substantially included in other non-current liabilities in our consolidated balance sheets) of our defined benefit plans as of May 31, 2026 were $1.1 billion and $256 million, respectively, and as of May 31, 2025 were $1.1 billion and $350 million, respectively.

12.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for fiscal 2026, 2025 and 2024 primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income (GILTI).

The following is a geographical breakdown of income before income taxes:

	Year Ended May 31,
(in millions)	2026	2025	2024
Domestic	$8,693	$4,376	$3,023
Foreign	10,861	9,784	8,718
Income before income taxes	$19,554	$14,160	$11,741

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2026	2025	2024
Current provision:
Federal	$1,072	$1,172	$999
State	307	196	420
Foreign	2,005	1,986	1,994
Total current provision	$3,384	$3,354	$3,413
Deferred benefit:
Federal	$(1,783)	$(2,208)	$(2,020)
State	(152)	(202)	(280)
Foreign	1,018	773	161
Total deferred benefit	$(917)	$(1,637)	$(2,139)
Total provision for income taxes	$2,467	$1,717	$1,274
Effective income tax rate	12.6%	12.1%	10.9%

In fiscal year ended May 31, 2026, we adopted ASU 2023-09 prospectively. The following table reconciles the provision for income taxes to the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes for the year ended May 31, 2026:

(Dollars in millions)	Amount	Percent
U.S. federal statutory income tax rate	$4,106	21.0%
Foreign tax effects	(77)	-0.4%
Switzerland
Statutory tax rate difference between Switzerland and U.S.	(377)	-1.9%
Other	21	0.1%
Malta
Statutory tax rate difference between Malta and U.S.	255	1.3%
Equity allowance	(546)	-2.8%
Other	(78)	-0.4%
Bermuda
Statutory tax rate difference between Bermuda and U.S.	(105)	-0.5%
Income exclusion	(263)	-1.4%
Other foreign jurisdictions	1,016	5.2%
Effect of changes in tax laws or rates enacted in the current period(1)	933	4.8%
Tax credits	(1,587)	-8.1%
Federal research and development credit	(621)	-3.2%
Foreign tax credits	(965)	-4.9%
Other	(1)	0.0%
Nontaxable or nondeductible items	(1,970)	-10.1%
Stock-based compensation	(2,062)	-10.6%
Other	92	0.5%
Changes in unrecognized tax benefits	847	4.3%
Other adjustments(2)	215	1.1%
Effective income tax rate	$2,467	12.6%

(1)
Primarily related to the tax effects of enactment of the U.S. One, Big, Beautiful Bill Act.
(2)
Includes the tax effects of changes in valuation allowances, effect of cross-border tax laws and state taxes, net of federal benefit. California, Virginia and Missouri represent the majority of the state taxes net of federal benefit.

The following table reconciles the provision for income taxes to the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes for the year ended May 31, 2025 and 2024:

	Year Ended May 31,
(Dollars in millions)	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
Tax provision at statutory rate	$2,974	$2,466
Foreign earnings at other than U.S. rates	(381)	(262)
State tax expense, net of federal benefit	128	81
Settlements and releases from judicial decisions and statute expirations, net	(149)	(124)
Tax contingency interest accrual, net	322	157
Domestic tax contingency, net	75	131
Federal research and development credit	(411)	(372)
Stock-based compensation	(801)	(624)
Realization of a one-time tax attribute	—	(235)
Other, net	(40)	56
Total provision for income taxes	$1,717	$1,274

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended May 31, 2026 was as follows (in millions):

Federal	$2,460
State(1)	249
Foreign
Korea	(262)
Japan	203
India	193
Other	861
Total cash paid for income taxes, net of refunds received	$3,704

(1)
No individual state accounted for more than 5%.

The components of our deferred tax assets and liabilities were as follows:

	May 31,
(in millions)	2026	2025
Deferred tax assets:
Accruals and allowances	$1,195	$790
Employee compensation and benefits	1,006	1,068
Differences in timing of revenue recognition	970	894
Lease liabilities	9,333	3,279
Basis of property, plant and equipment and intangible assets	6,882	7,800
Capitalized research and development	5,784	4,153
Tax credit and net operating loss carryforwards	6,602	5,857
Total deferred tax assets	31,772	23,841
Valuation allowance	(2,483)	(1,962)
Total deferred tax assets, net	29,289	21,879
Deferred tax liabilities:
Acquired intangible assets	(544)	(920)
GILTI deferred	(6,852)	(6,949)
ROU assets	(9,181)	(3,207)
Withholding taxes on foreign earnings	(424)	(364)
Other	(1,069)	(191)
Total deferred tax liabilities	(18,070)	(11,631)
Net deferred tax assets	$11,219	$10,248
Recorded as:
Non-current deferred tax assets	$11,541	$11,877
Non-current deferred tax liabilities	(322)	(1,629)
Net deferred tax assets	$11,219	$10,248

At May 31, 2026, we had an estimated deferred tax liability of approximately $2.0 billion for which U.S. income taxes have not been provided on undistributed earnings and other outside basis differences of investments in foreign subsidiaries.

Our net deferred tax assets were $11.2 billion and $10.2 billion as of May 31, 2026 and 2025, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $2.5 billion and $2.0 billion as of May 31, 2026 and 2025, respectively, primarily related to U.S., state and foreign tax credits and net operating loss carryforwards. Any subsequent reduction of the valuation allowance will be recorded to our provision for income taxes unless the conclusion of an acquisition valuation allowance and the recognition of the associated tax benefits is within the measurement period (as defined above).

At May 31, 2026, we had federal net operating loss carryforwards of approximately $374 million, which are subject to limitation on their utilization. Approximately $140 million of these federal net operating losses expire in various years between fiscal 2027 and fiscal 2038. Approximately $234 million of these federal net operating losses are not currently subject to expiration dates. We had state net operating loss carryforwards of approximately $2.7 billion at May 31, 2026, which are subject to limitations on their utilization. Approximately $2.4 billion of these state net operating losses expire in various years between fiscal 2027 and fiscal 2046. Approximately $275 million of these state net operating losses are not currently subject to expiration dates. We had total foreign net operating loss carryforwards of approximately $2.0 billion at May 31, 2026, which are subject to limitations on their utilization. Approximately $1.9 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $79 million, expire between fiscal 2027 and fiscal 2046. We had foreign capital loss carryforwards of approximately $260 million, which are not currently subject to expiration dates. We had tax credit carryforwards of approximately $1.5 billion at May 31, 2026, which are subject to limitations on their utilization. Approximately $939 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $518 million, expire in various years between fiscal 2027 and fiscal 2046.

Current income taxes payable are included in other current liabilities in our consolidated balance sheets and totaled $583 million and $2.3 billion as of May 31, 2026 and 2025, respectively.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2026	2025	2024
Gross unrecognized tax benefits as of June 1	$9,438	$8,785	$7,715
Increases related to tax positions from prior fiscal years	192	239	492
Decreases related to tax positions from prior fiscal years	(70)	(98)	(128)
Increases related to tax positions taken during current fiscal year	931	846	889
Settlements with tax authorities	(171)	(161)	(46)
Lapses of statutes of limitation	(216)	(162)	(129)
Cumulative translation adjustments and other, net	22	(11)	(8)
Total gross unrecognized tax benefits as of May 31	$10,126	$9,438	$8,785

As of May 31, 2026, 2025 and 2024, $4.9 billion, $4.5 billion and $4.2 billion, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $594 million, $321 million and $199 million during fiscal 2026, 2025 and 2024, respectively. Interest and penalties accrued as of May 31, 2026 and 2025 were $2.7 billion and $2.1 billion, respectively.

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

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, Canada, Egypt, India, Indonesia, Ireland, Israel, Pakistan, Saudi Arabia, South Korea and Spain, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

We believe that we have adequately provided under GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof.

Pursuant to the U.S. One, Big, Beautiful Bill Act that was signed into law on July 4, 2025, we recorded a net tax expense of $933 million during fiscal 2026, primarily related to the remeasurement of a deferred tax liability previously recorded during fiscal 2021 as part of the partial realignment of our legal entity structure.

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

Our cloud and software business engages in the sale, marketing and delivery of our enterprise applications and infrastructure technologies through cloud and on-premise deployment models, including our cloud offerings and our software offerings. Cloud revenues are generated from applications and infrastructure offerings that are typically contracted with customers directly, delivered to customers over time with our revenue recognition occurring over the contractual terms and renewed by customers upon completion of the contractual terms. Our cloud contracts provide customers with access to the latest technological updates as they become available and for which the customer contracted together with related technical support services over the contractual term. Software revenues represent:

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

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications and infrastructure technologies and include our consulting services and customer success services offerings. Costs associated with our services business consist primarily of personnel-related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses for each of fiscal 2026, 2025 and 2024:

	Year Ended May 31,
(in millions)	2026	2025	2024
Cloud and software:
Revenues	$58,530	$49,230	$44,464
Cloud and software expenses	16,850	10,827	8,783
Sales and marketing expenses	7,212	7,473	7,167
Margin(1)	$34,468	$30,930	$28,514
Hardware:
Revenues	$3,084	$2,936	$3,066
Hardware expenses	832	742	855
Sales and marketing expenses	235	276	296
Margin(1)	$2,017	$1,918	$1,915
Services:
Revenues	$5,743	$5,233	$5,431
Expenses	4,210	4,240	4,515
Margin(1)	$1,533	$993	$916
Totals:
Revenues	$67,357	$57,399	$52,961
Expenses	29,339	23,558	21,616
Margin(1)	$38,018	$33,841	$31,345

(1)
The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, restructuring and other expenses, stock-based compensation, interest expense or certain other non-operating income (expenses), net. Refer to the table below for a reconciliation of our total margin for operating segments to our income before income taxes as reported per our consolidated statements of operations.

The following table reconciles total margin for operating segments to income before income taxes:

	Year Ended May 31,
(in millions)	2026	2025	2024
Total margin for operating segments	$38,018	$33,841	$31,345
Research and development	(10,272)	(9,860)	(8,915)
General and administrative	(1,618)	(1,602)	(1,548)
Amortization of intangible assets	(1,671)	(2,307)	(3,010)
Restructuring and other	(1,838)	(374)	(718)
Stock-based compensation for operating segments	(1,618)	(1,597)	(1,382)
Expense allocations and other, net	(395)	(423)	(419)
Interest expense	(4,599)	(3,578)	(3,514)
Non-operating income (expenses), net	3,547	60	(98)
Income before income taxes	$19,554	$14,160	$11,741

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

The following table presents a summary of our total revenues by geographic region, which are generally based on the location of our customers:

	Year Ended May 31,
(in millions)	2026	2025	2024
Americas	$44,478	$36,339	$33,122
EMEA(1)	15,297	14,025	13,030
Asia Pacific	7,582	7,035	6,809
Total revenues	$67,357	$57,399	$52,961

(1)
Comprises Europe, the Middle East and Africa

The following table presents our software revenues by offerings:

	Year Ended May 31,
(in millions)	2026	2025	2024
Software license	$4,737	$5,201	$5,081
Software support	19,804	19,523	19,609
Total software revenues	$24,541	$24,724	$24,690

The following table presents our cloud revenues by offerings:

	Year Ended May 31,
(in millions)	2026	2025	2024
Cloud applications	$15,888	$14,272	$12,934
Cloud infrastructure	18,101	10,234	6,840
Total cloud revenues	$33,989	$24,506	$19,774

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2026, 2025 or 2024:

	As of and for the Year Ended May 31,
	2026		2025		2024
(in millions)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)
U.S.	$39,835	$102,717	$32,075	$45,439	$29,055	$24,798
United Kingdom	2,816	3,903	2,594	2,530	2,423	1,164
Germany	1,993	2,432	1,817	2,013	1,794	1,192
Japan	1,870	3,183	1,759	2,320	1,662	1,144
Other countries	20,843	21,029	19,154	7,841	18,027	3,962
Total	$67,357	$133,264	$57,399	$60,143	$52,961	$32,260

(1)
Long-lived assets exclude goodwill, intangible assets, non-marketable investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.
14.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options and shares issuable under the Purchase Plan as applicable pursuant to the treasury stock method and the dilutive effect of Mandatory Convertible Preferred Stock pursuant to the if-converted method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Year Ended May 31,
(in millions, except per share data)	2026	2025	2024
Net income	$17,087	$12,443	$10,467
Preferred stock dividends	103	—	—
Net income available to common shareholders	$16,984	$12,443	$10,467
Weighted-average common shares outstanding	2,860	2,789	2,744
Dilutive effect of employee stock plans	54	77	79
Dilutive weighted-average common shares outstanding	2,914	2,866	2,823
Basic earnings per share attributable to common shareholders	$5.94	$4.46	$3.82
Diluted earnings per share attributable to common shareholders	$5.83	$4.34	$3.71
Stock awards and shares excluded from calculation(1)	31	23	27

(1)
Consists of: (1) anti-dilutive restricted stock-based awards and stock options, both of which were service-based, as calculated using the treasury stock method, (2) anti-dilutive Mandatory Convertible Preferred Stock as calculated using the if-converted method and (3) contingently issuable shares pursuant to PSO arrangements as the performance conditions were not met. These excluded stock awards and shares could be dilutive in the future. See Note 11 for information regarding our stock-based compensation plans.

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

Securities Class Action Regarding Oracle Cloud Infrastructure

On February 3, 2026, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the District of Delaware against us, our Chief Technology Officer, our two Chief Executive Officers, two other Oracle executives, and one member of the Board. The plaintiff alleges that defendants made or are responsible for false and misleading statements regarding Oracle’s cloud infrastructure business. The plaintiff seeks a ruling that this case may proceed as a class action and seeks damages and attorneys’ fees and costs. The court entered a scheduling order, under which plaintiff is scheduled to file an amended complaint by July 14, 2026, and defendants must respond to the complaint by September 16, 2026. If defendants move to dismiss the amended complaint, that motion will be fully briefed by December 18, 2026.

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

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

3.03	Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective February 5, 2026	8-K	001-35992	3.1	2/5/26	Oracle Corporation

4.01	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.02	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.03	Form of 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Note	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.04	Form of 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Note	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.05	Form of 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Note	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.06	Form of New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

4.07	Forms of 4.30% Notes due 2034 and 4.50% Notes due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.08	Forms of 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

4.09	Forms of 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

4.10	Forms of 3.250% Notes due 2027, 3.800% Notes due 2037 and 4.000% Notes due 2047, together with Officers’ Certificate issued November 9, 2017 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/17	Oracle Corporation

4.11	Forms of 2.800% Notes due 2027, 2.950% Notes due 2030, 3.600% Notes due 2040, 3.600% Notes due 2050 and 3.850% Notes due 2060, together with Officers’ Certificate issued April 1, 2020 setting forth the terms of the Notes	8-K	001-35992	4.1	4/1/20	Oracle Corporation

4.12	Forms of 2.300% Notes due 2028, 2.875% Notes due 2031, 3.650% Notes due 2041, 3.950% Notes due 2051 and 4.100% Notes due 2061, together with Officers’ Certificate issued March 24, 2021 setting forth the terms of the Notes	8-K	001-35992	4.1	3/24/21	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.13	Forms of 6.150% Notes due 2029, 6.250% Notes due 2032 and 6.900% Notes due 2052, together with an Officers’ Certificate issued November 9, 2022 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/22	Oracle Corporation

4.14	Forms of 4.500% Notes due 2028, 4.650% Notes due 2030, 4.900% Notes due 2033 and 5.550% Notes due 2053, together with an Officers’ Certificate issued February 6, 2023 setting forth the terms of the Notes	8-K	001-35992	4.1	2/6/23	Oracle Corporation

4.15	Forms of 4.200% Notes due 2029, 4.700% Notes due 2034, 5.375% Notes due 2054 and 5.500% Notes due 2064, together with an Officers' Certificate issued September 27, 2024 setting forth the terms of the Notes	8-K	001-35992	4.1	9/27/24	Oracle Corporation

4.16	Forms of Floating Rate Notes due 2028, 4.800% Notes due 2028, 5.250% Notes due 2032, 5.500% Notes due 2035, 6.000% Notes due 2055 and 6.125% Notes due 2065, together with an Officers' Certificate issued February 3, 2025 setting forth the terms of the Notes	8-K	001-35992	4.1	2/3/25	Oracle Corporation

4.17	Forms of 4.450% Notes due 2030, 4.800% Notes due 2032, 5.200% Notes due 2035, 5.875% Notes due 2045, 5.950% Notes due 2055 and 6.100% Notes due 2065, together with an Officers’ Certificate issued September 26, 2025 setting forth the terms of the Notes	8-K	001-35992	4.1	9/26/25	Oracle Corporation

4.18	Form of Certificate for the 6.50% Series D Mandatory Convertible Preferred Stock	8-K	001-35992	4.1	2/5/26	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

4.19	Deposit Agreement, dated as of February 5, 2026, by and among Oracle Corporation, Equiniti Trust Company, LLC, acting as depositary, and the holders from time to time of the depositary receipts described therein	8-K	001-35992	4.2	2/5/26	Oracle Corporation

4.20	Form of Depositary Receipt for the Depositary Shares	8-K	001-35992	4.3	2/5/26	Oracle Corporation

4.21	Forms of Floating Rate Notes due 2029, 4.550% Notes due 2029, 4.950% Notes due 2031, 5.350% Notes due 2033, 5.700% Notes due 2036, 6.550% Notes due 2046, 6.700% Notes due 2056 and 6.850% Notes due 2066, together with an Officers’ Certificate issued February 4, 2026 setting forth the terms of the Notes	8-K	001-35992	4.1	2/4/26	Oracle Corporation

4.22	Description of Oracle Corporation’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35992	4.15	6/21/19	Oracle Corporation

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of May 3, 2022	10-K	001-35992	10.02	6/21/22	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016	10-K	001-35992	10.03	6/22/16	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on November 15, 2017	8-K	001-35992	10.04	11/17/17	Oracle Corporation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	001-35992	10.05	9/18/17	Oracle Corporation

10.06*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.07*	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of February 12, 2019	10-Q	001-35992	10.09	3/18/19	Oracle Corporation

10.08*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

10.09*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	6/25/15	Oracle Corporation

10.10*	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan for U.S. Employees	10-Q	001-35992	10.16	12/11/20	Oracle Corporation

10.11*	Oracle Corporation Amended and Restated 2020 Equity Incentive Plan, as approved on November 15, 2023	8-K	001-35992	10.18	11/17/23	Oracle Corporation

10.12*	Form of Stock Option Agreement under the Amended and Restated 2020 Equity Incentive Plan for U.S. Employees	10-Q	001-35992	10.17	9/10/25	Oracle Corporation

10.13*	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2020 Equity Incentive Plan	10-Q	001-35992	10.16	12/11/25	Oracle Corporation

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.14§	$10,000,000,000 5-Year Revolving Credit Agreement dated as of March 6, 2026 among Oracle Corporation and the lenders and agents named therein	10-Q	001-35992	10.17	3/11/26	Oracle Corporation

10.15*‡	Offer letter and employment agreement with Hilary Maxson, Chief Financial Officer, dated January 25, 2026

19‡	Oracle Corporation Insider Trading Policy

21.01‡	Subsidiaries of the Registrant

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

97	Oracle Corporation Compensation Clawback Policy	10-K	001-35992	97	6/20/24	Oracle Corporation

99.01	$5,630,000,000 Term Loan Credit Agreement dated as of June 10, 2024 among Oracle Corporation and the lenders and agents named therein	10-K	001-35992	99.01	6/20/24	Oracle Corporation

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (1) Consolidated Balance Sheets as of May 31, 2026 and 2025, (2) Consolidated Statements of Operations for the years ended May 31, 2026, 2025 and 2024, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2026, 2025 and 2024, (4) Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2026, 2025 and 2024, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2026, 2025 and 2024 and (6) Notes to Consolidated Financial Statements

104‡	The cover page from the Company’s Annual Report on Form 10-K for the year ended May 31, 2026, formatted in Inline XBRL and included in Exhibit 101

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

ORACLE CORPORATION

Date: June 22, 2026	By:	/s/ Clayton M. Magouyrk
Clayton M. Magouyrk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 22, 2026	By:	/s/ Michael D. Sicilia
Michael D. Sicilia
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clayton M. Magouyrk	Chief Executive Officer and Director (Principal Executive Officer)	June 22, 2026
Clayton M. Magouyrk

/s/ Michael D. Sicilia	Chief Executive Officer and Director (Principal Executive Officer)	June 22, 2026
Michael D. Sicilia

/s/ Hilary Maxson	Chief Financial Officer (Principal Financial Officer)	June 22, 2026
Hilary Maxson

/s/ Maria Smith	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 22, 2026
Maria Smith

/s/ Lawrence J. Ellison	Executive Chair of the Board of Directors and Chief Technology Officer	June 22, 2026
Lawrence J. Ellison

/s/ Safra A. Catz	Executive Vice Chair of the Board of Directors	June 22, 2026
Safra A. Catz

/s/ Jeffrey O. Henley	Executive Vice Chair of the Board of Directors	June 22, 2026
Jeffrey O. Henley

/s/ Awo Ablo	Director	June 22, 2026
Awo Ablo

/s/ Jeffrey S. Berg	Director	June 22, 2026
Jeffrey S. Berg

/s/ Michael J. Boskin	Director	June 22, 2026
Michael J. Boskin

/s/ Bruce R. Chizen	Director	June 22, 2026
Bruce R. Chizen

/s/ Rona A. Fairhead	Director	June 22, 2026
Rona A. Fairhead

/s/ Tomislav Mihaljevic	Director	June 22, 2026
Tomislav Mihaljevic

/s/ Charles W. Moorman IV	Director	June 22, 2026
Charles W. Moorman IV

/s/ Stephen H. Rusckowski	Director	June 22, 2026
Stephen H. Rusckowski