Form 10-Q
period 2026-08-31
ORACLE CORP
filed 2026-09-11
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

or

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

The number of shares of registrant’s common stock outstanding as of September 7, 2026 was: 3,023,736,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2026 and May 31, 2026

(Unaudited)

(in millions, except per share data)	August 31, 2026	May 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$36,369	$31,289
Marketable securities	708	605
Trade receivables, net of allowances for credit losses of $536 and $542 as of August 31, 2026 and May 31, 2026, respectively	11,394	10,385
Prepaid expenses and other current assets	7,159	4,288
Total current assets	55,630	46,567
Non-current assets:
Property, plant and equipment, net	127,845	99,957
Operating lease right-of-use assets	33,967	29,690
Goodwill	62,267	62,261
Deferred tax assets	11,625	11,541
Other non-current assets	11,925	11,743
Total non-current assets	247,629	215,192
Total assets	$303,259	$261,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and other borrowings, current	$7,625	$7,199
Accounts payable	11,063	10,977
Accrued compensation and related benefits	1,760	2,225
Deferred revenues	14,686	9,916
Other current liabilities	12,380	11,447
Total current liabilities	47,514	41,764
Non-current liabilities:
Notes payable and other borrowings, non-current	117,712	122,342
Income taxes payable	12,060	11,771
Operating lease liabilities	30,594	26,648
Other non-current liabilities	28,183	16,178
Total non-current liabilities	188,549	176,939
Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value and additional paid in capital—authorized: 1.0 shares; outstanding: 0.05 shares as of each of August 31, 2026 and May 31, 2026, of 6.50% Series D Mandatory Convertible Preferred Stock	4,954	4,954
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 3,024 shares and 2,880 shares as of August 31, 2026 and May 31, 2026, respectively	64,319	43,243
Accumulated deficit	(1,114)	(4,309)
Accumulated other comprehensive loss	(1,387)	(1,380)
Total Oracle Corporation stockholders’ equity	66,772	42,508
Noncontrolling interests	424	548
Total stockholders’ equity	67,196	43,056
Total liabilities and stockholders’ equity	$303,259	$261,759

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2026	2025
Revenues:
Cloud	$11,607	$7,186
Software	5,550	5,721
Hardware	774	670
Services	1,414	1,349
Total revenues	19,345	14,926
Operating expenses:
Cloud and software(1)	6,400	3,607
Hardware(1)	281	178
Services(1)	1,052	1,099
Sales and marketing	1,811	2,063
Research and development	2,401	2,491
General and administrative	376	376
Amortization of intangible assets	202	420
Restructuring and other	94	415
Total operating expenses	12,617	10,649
Operating income	6,728	4,277
Interest expense	(1,428)	(923)
Non-operating income, net	307	73
Income before income taxes	5,607	3,427
Provision for income taxes	847	500
Net income	$4,760	$2,927
Preferred stock dividends	81	—
Net income available to common shareholders	$4,679	$2,927
Earnings per share attributable to common shareholders:
Basic	$1.58	$1.04
Diluted	$1.56	$1.01
Weighted average common shares outstanding:
Basic	2,966	2,826
Diluted	3,000	2,909

(1)
Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

	Three Months Ended August 31,
(in millions)	2026	2025
Net income	$4,760	$2,927
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(7)	28
Net unrealized gains (losses) on cash flow hedges	2	(24)
Other, net	(2)	1
Total other comprehensive (loss) income, net	(7)	5
Comprehensive income	$4,753	$2,932

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2026	2025
Preferred stock and additional paid in capital
Balance, beginning and end of period	$4,954	$—
Common stock and additional paid in capital
Balance, beginning of period	$43,243	$37,107
Common stock issued via at-the-market program	19,909	—
Net share issuances from employee stock programs	41	1,153
Stock-based compensation	1,127	1,124
Repurchases of common stock	—	(6)
Other, net	(1)	—
Balance, end of period	$64,319	$39,378
Accumulated deficit
Balance, beginning of period	$(4,309)	$(15,481)
Repurchases of common stock	—	(87)
Preferred stock dividends	(81)	—
Common stock dividends	(1,484)	(1,413)
Net income	4,760	2,927
Balance, end of period	$(1,114)	$(14,054)
Other stockholders’ equity, net
Balance, beginning of period	$(832)	$(657)
Other, net	(131)	(1)
Balance, end of period	$(963)	$(658)
Total stockholders’ equity	$67,196	$24,666
Preferred stock dividends declared per share	$1,625	$—
Common stock dividends declared per share	$0.50	$0.50

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

	Three Months Ended August 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$4,760	$2,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,156	1,351
Amortization of intangible assets	202	420
Deferred income taxes	(73)	515
Stock-based compensation	1,127	1,124
Other, net	(4)	164
Changes in operating assets and liabilities:
Increase in trade receivables, net	(1,009)	(245)
Decrease in prepaid expenses and other assets	114	59
Decrease in accounts payable and other liabilities	(1,076)	(334)
Increase (decrease) in income taxes payable	546	(391)
Increase in deferred revenues from customer prepayments with significant financing component	11,363	—
Increase in other deferred revenues	3,997	2,550
Net cash provided by operating activities	23,103	8,140
Cash flows from investing activities:
Purchases of marketable securities and other investments	(306)	(471)
Proceeds from sales and maturities of marketable securities and other investments	225	255
Capital expenditures	(28,499)	(8,502)
Net cash used for investing activities	(28,580)	(8,718)
Cash flows from financing activities:
Proceeds from issuances of common stock via at-the-market program, net of issuance costs	19,909	—
Net proceeds from employee stock programs	41	1,153
Payments of dividends to stockholders	(1,565)	(1,413)
Repayments of commercial paper, net	—	(238)
(Repayments of) proceeds from short-term financing related to capital expenditures, net	(830)	1,958
Repayments of senior notes, term loan credit agreements and other borrowings	(4,202)	(1,052)
Other financing activities, net	(242)	(198)
Net cash provided by financing activities	13,111	210
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	27
Net increase (decrease) in cash, cash equivalents and restricted cash	7,645	(341)
Cash, cash equivalents and restricted cash at beginning of period	31,289	10,786
Cash, cash equivalents and restricted cash at end of period	$38,934	$10,445
Non-cash investing activities:
Unpaid capital expenditures	$6,247	$4,010

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2026

(Unaudited)

1.
BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending May 31, 2027. We reclassed certain prior period balances presented in our condensed consolidated financial statements to conform to the current period’s presentation. Such reclassifications did not affect total revenue, income from operations, net income, total assets or cash flows.

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

In the first quarter of fiscal 2027, we adopted Accounting Standards Update (ASU) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) on a prospective basis effective June 1, 2026. ASU 2025-06 modernizes the accounting for internal-use software costs, including the criteria for capitalizing software development costs. The adoption did not have a material impact on our condensed consolidated financial statements. There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 that had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended August 31, 2026.

Cash, Cash Equivalents and Restricted Cash

Restricted cash as of August 31, 2026 was $2.6 billion and was included within prepaid expenses and other current assets as presented within our condensed consolidated balance sheets. Restricted cash as of May 31, 2026 was immaterial.

Remaining Performance Obligations from Contracts with Customers

Trade receivables, net of allowances for credit losses, and deferred revenues are reported net of related uncollected deferred revenues in our condensed consolidated balance sheets as of August 31, 2026 and May 31, 2026. The revenues recognized during the three months ended August 31, 2026 and 2025 that were included in the opening deferred revenues balances as of May 31, 2026 and 2025 were approximately $4.0 billion during each period. Revenues recognized from performance obligations satisfied in prior periods and impairment losses recognized on our receivables were immaterial in each of the three months ended August 31, 2026 and 2025.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

Remaining performance obligations were $664 billion as of August 31, 2026, of which we expect to recognize approximately 13% as revenues over the next twelve months, 37% over the subsequent month 13 to month 36, 34% over the subsequent month 37 to month 60 and the remainder thereafter. We have elected the optional exemption to not disclose the variable consideration for contracts in which the variable consideration expected to be received over the duration of the contract is allocated entirely to the wholly unsatisfied performance obligations. Refer to Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for more information about our remaining performance obligations.

Customer Prepayments and Sales of Financing Receivables

Certain of our customer contracts include a significant financing component either because the customer has made significant prepayments before the corresponding performance obligations are delivered or because we have provided long-term payment plans to the customer. In determining whether a contract contains a significant financing component, we consider: (1) the expected timing between the transfer of goods and services and customer payment; (2) the difference between the promised consideration and the cash selling price; and (3) prevailing market interest rates. We apply the practical expedient and do not adjust the promised amount of consideration for the effects of a significant financing component when the period between the transfer of goods or services and customer payment is one year or less. During the first quarter of fiscal 2027, we received $11.4 billion of prepayments from customers that included a significant financing component. No prepayments from customers that included a significant financing component were received during the first quarter of fiscal 2026. We recognize interest expense related to significant financing components separately from revenue. During the first quarter of fiscal 2027, such amounts were immaterial. We determine the discount rate based on a rate that reflects the credit characteristics of the party receiving financing, which is generally consistent with our incremental borrowing rate. The effects of significant financing components are reflected in deferred revenues and recognized over the period of performance.

We offer certain of our customers the option to acquire certain of our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $652 million and $756 million for the three months ended August 31, 2026 and 2025, respectively.

Non-Marketable Investments

Our non-marketable equity securities and debt investments totaled $2.4 billion and $2.3 billion as of August 31, 2026 and May 31, 2026, respectively, and substantially all of the balance is included in other non-current assets in the accompanying condensed consolidated balance sheets and is subject to periodic credit losses and impairment reviews. Certain of these non-marketable equity securities are adjusted for observable price changes from orderly transactions. The substantial majority of the non-marketable investments we held as of August 31, 2026 were with TikTok USDS Joint Venture LLC, an equity method investee in which we have an ownership interest of 15%.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

	Three Months Ended August 31,
(in millions)	2026	2025
Interest income	$306	$103
Foreign currency losses, net	(16)	(31)
Noncontrolling interests in income	(53)	(47)
Gains (losses) from marketable and non-marketable investments, net	53	(52)
Other income, net	17	100
Total non-operating income, net	$307	$73

Recent Accounting Pronouncements

Income Statement: In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and also issued subsequent guidance clarifying the effective date of the initial guidance (collectively, Subtopic 220-40), which enhances the disclosures required for expense disaggregation in our annual and interim consolidated financial statements. This guidance is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. We are currently evaluating the impact of our pending adoption of Subtopic 220-40 on our consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2026			May 31, 2026
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$28,204	$—	$28,204	$23,387	$—	$23,387
Time deposits and other	85	759	844	68	671	739
Derivative financial instruments	—	38	38	—	36	36
Total assets	$28,289	$797	$29,086	$23,455	$707	$24,162

Our cash equivalents and marketable securities investments consist of money market funds, time deposits and marketable equity securities. Marketable securities as presented per our condensed consolidated balance sheets included debt securities with original maturities at the time of purchase greater than three months and the remainder of the debt securities were included in cash and cash equivalents. We classify our marketable debt securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. As of August 31, 2026 and May 31, 2026, all of our marketable debt securities investments mature within one year. Our valuation techniques used to measure the fair values of our instruments that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including reference rate yield curves, among others.

Based on the trading prices of the $125.0 billion and $128.1 billion of senior notes and other long-term borrowings and the related fair value hedges, if any, that we had outstanding as of August 31, 2026 and May 31, 2026, respectively, the estimated fair values of the senior notes and other long-term borrowings and the related fair value hedges, if any, using Level 2 inputs at August 31, 2026 and May 31, 2026 were $105.7 billion and $114.4 billion, respectively.

3.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(Dollars in millions)	Estimated Useful Life	August 31, 2026	May 31, 2026
Computer, network, machinery and equipment	1-6 years(1)	$77,755	$59,634
Buildings and improvements	1-40 years	25,539	21,263
Furniture, fixtures and other	5-15 years	427	452
Land	—	1,329	1,329
Construction in progress(2)	—	48,546	39,973
Total property, plant and equipment	1-40 years	153,596	122,651
Accumulated depreciation		(25,751)	(22,694)
Total property, plant and equipment, net		$127,845	$99,957

(1)
Comprised primarily of servers and networking equipment with estimated useful life of six years.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

(2)
Comprised primarily of servers, networking equipment and leasehold improvements to be deployed at our data centers.

Depreciation expenses on property, plant and equipment during the three months ended August 31, 2026 and 2025 were $3.2 billion and $1.4 billion, respectively. Property, plant and equipment, net includes right-of-use (ROU) assets recorded in connection with lease arrangements that are accounted for as finance leases, totaling $8.9 billion and $7.5 billion as of August 31, 2026 and May 31, 2026, respectively.

4.
RESTRUCTURING AND OTHER EXPENSES

The restructuring and other expenses line item on our condensed consolidated statement of operations consist of restructuring expenses for employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively. The restructuring expenses resulted from the execution of management-approved restructuring plans that were developed for certain strategic initiatives and/or to improve operational efficiencies, as further described below; and other operating expenses, net.

	Three Months Ended August 31,
(in millions)	2026	2025
Restructuring	$165	$402
Other, net	(71)	13
Total restructuring and other expenses	$94	$415

Fiscal 2026 Oracle Restructuring Plan

During fiscal 2026, our management approved, committed to, initiated and further supplemented plans to restructure to implement certain strategic measures and further improve operational efficiencies, including through the adoption and integration of artificial intelligence technologies across certain functions and other operational activities (2026 Restructuring Plan). The total estimated restructuring costs associated with the 2026 Restructuring Plan are up to $2.1 billion as of August 31, 2026. Subsequent to August 31, 2026, our management supplemented the 2026 Restructuring Plan by approximately $700 million to reflect additional actions that we expect to take. These costs will be recorded to the restructuring and other expense line item within our condensed consolidated statements of operations through the end of the plan. We recorded $167 million and $415 million of restructuring expenses in connection with the 2026 Restructuring Plan for the three months ended August 31, 2026 and 2025, respectively. Any changes to the estimates of executing the 2026 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

Summary of All Plans

	Accrued	Three Months Ended August 31, 2026				Accrued	Total Costs	Total Expected
(in millions)	May 31, 2026(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	August 31, 2026(2)	Accrued to Date	Program Costs
2026 Restructuring Plan(1)
Cloud and software	$219	$69	$1	$(120)	$—	$169	$729	$776
Hardware	29	10	—	(15)	—	24	88	93
Services	149	30	(1)	(75)	—	103	336	399
Other	170	52	6	(114)	—	114	818	835
Total 2026 Restructuring Plan	$567	$161	$6	$(324)	$—	$410	$1,971	$2,103
Total other restructuring plans(6)	$86	$—	$(2)	$(6)	$1	$79
Total restructuring plans	$653	$161	$4	$(330)	$1	$489

(1)
Restructuring costs recorded to each of the operating segments presented primarily related to employee severance costs. Other restructuring costs represented employee severance costs not related to our operating segments and certain other restructuring plan costs.
(2)
The balances as of August 31, 2026 and May 31, 2026 included $422 million and $581 million, respectively, recorded in other current liabilities, and $67 million and $72 million, respectively, recorded in other non-current liabilities within our condensed consolidated balance sheets.
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
5.
DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2026	May 31, 2026
Cloud	$6,348	$3,228
Software	7,284	5,662
Hardware	577	521
Services	477	505
Deferred revenues, current	14,686	9,916
Deferred revenues, non-current (in other non-current liabilities)	16,103	5,479
Total deferred revenues	$30,789	$15,395

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

6.
LEASES AND OTHER COMMITMENTS

Leases

We have operating and finance leases that primarily relate to our data centers and real estate facilities.

The components of lease expense were as follows:

	Three Months Ended August 31,
(in millions)	2026	2025
Operating lease expense	$1,101	$575
Finance lease expense:
Amortization of ROU assets	$149	$59
Interest on lease liabilities	126	48
Total finance lease expense	$275	$107

Supplemental balance sheet information related to leases was as follows:

(in millions)	August 31, 2026	May 31, 2026
Operating leases:
Operating lease ROU assets	$33,967	$29,690
Operating lease liabilities:
Operating lease liabilities, current	$4,027	$3,542
Operating lease liabilities, non-current	30,594	26,648
Total operating lease liabilities	$34,621	$30,190
Finance leases:
Finance lease ROU assets	$8,856	$7,464
Finance lease liabilities:
Finance lease liabilities, current	$749	$620
Finance lease liabilities, non-current	8,436	7,081
Total finance lease liabilities	$9,185	$7,701

Supplemental cash flow information related to leases was as follows:

	Three Months Ended August 31,
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$950	$567
Finance leases	$186	$86
ROU assets obtained in exchange for lease obligations:
Operating leases	$4,903	$3,181
Finance leases	$1,539	$1,122

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

Maturities of lease liabilities were as follows as of August 31, 2026 (in millions):

	Operating Leases	Finance Leases
Remainder of fiscal 2027	$3,219	$620
Fiscal 2028	4,135	852
Fiscal 2029	4,097	923
Fiscal 2030	4,109	947
Fiscal 2031	4,089	971
Fiscal 2032	4,030	996
Thereafter	24,371	9,886
Total lease payments	48,050	15,195
Less: imputed interest	(13,429)	(6,010)
Total lease liability	$34,621	$9,185

As of August 31, 2026, we had $288 billion of additional lease commitments, substantially all related to data center arrangements, that are generally expected to commence between the second quarter of fiscal 2027 and fiscal 2029 and for terms of fifteen to nineteen years that were not reflected on our condensed consolidated balance sheets as of August 31, 2026 or in the maturities table above.

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements that are enforceable and legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. As of August 31, 2026, our unconditional purchase and certain other obligations with terms of one year or greater, which were primarily related to long-term supply arrangements for purchasing components for cloud infrastructure assets and power supply arrangements for data centers, were as follows (in millions):

Remainder of fiscal 2027	$5,449
Fiscal 2028	6,176
Fiscal 2029	3,863
Fiscal 2030	4,318
Fiscal 2031	6,768
Fiscal 2032	954
Thereafter	6,622
Total	$34,150

7.
STOCKHOLDERS’ EQUITY

Common Stock

On February 2, 2026, we entered into an equity distribution agreement with certain sales agents party thereto, as amended on June 23, 2026, pursuant to which we may sell shares of our common stock having aggregate sales proceeds of up to $20 billion from time to time through an “at-the-market” offering program (the ATM Program).

During the first quarter ended August 31, 2026, we fully utilized the ATM Program and issued 141 million shares of common stock under the ATM Program for net proceeds of $19.9 billion. The proceeds from offerings under the ATM Program will be used for general corporate purposes, which may include capital expenditures, repayment of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

indebtedness, future investments or acquisitions and payment of cash dividends on or repurchases of our common stock.

Common Stock Repurchases

Our Board of Directors (the Board) has approved a program for us to repurchase shares of our common stock. As of August 31, 2026, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. There was no stock repurchase activity for the three months ended August 31, 2026. We repurchased 0.4 million shares for $93 million during the three months ended August 31, 2025 under the stock repurchase program.

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

Dividends on Preferred and Common Stock

In September 2026, the Board declared a quarterly cash dividend of $1,625 per share of our outstanding Mandatory Convertible Preferred Stock and $0.50 per share of our outstanding common stock. The Mandatory Convertible Preferred Stock dividend is payable on October 15, 2026 to stockholders of record as of the close of business on October 1, 2026 and the common stock dividend is payable on October 23, 2026 to stockholders of record as of the close of business on October 9, 2026. Future declarations of dividends on Oracle securities and the establishment of future record and payment dates for our common stock are subject to the final determination of the Board.

Fiscal 2027 Stock‑Based Awards Activity and Compensation Expense

During the first quarter of fiscal 2027, we issued 2 million restricted stock-based units (RSUs) and stock options (SOs) for approximately 400,000 shares of common stock, all of which are subject to service-based vesting restrictions. These fiscal 2027 stock-based award issuances were offset by stock-based award forfeitures and cancellations of 4 million shares during the first quarter of fiscal 2027.

The SOs were granted with an exercise price not less than the closing share price of our common stock on the grant date, generally become exercisable over four years of service, and generally expire ten years from the date of grant. We estimated the fair values of our SOs using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of SOs. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The RSUs that were granted during the three months ended August 31, 2026 generally vest over four years of service and were valued using methodologies of a similar nature as those described in Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2026	2025
Cloud and software	$134	$156
Hardware	6	7
Services	51	49
Sales and marketing	171	177
Research and development	667	647
General and administrative	98	88
Total stock-based compensation	$1,127	$1,124

8.
INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned and losses incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to earnings in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, the Foreign Derived Intangible Income deduction and the tax effect of Global Intangible Low-Taxed Income. Our effective tax rates were 15.1% and 14.6% for the three months ended August 31, 2026 and 2025, respectively.

Our net deferred tax assets were $11.3 billion and $11.2 billion as of August 31, 2026 and May 31, 2026, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2025. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2013 and, with some exceptions, we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2010, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining or have examined returns of Oracle and various acquired entities for years through fiscal 2025. Many of the relevant tax years are at an advanced stage in examination or subsequent controversy resolution processes. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

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

We have three businesses: (1) cloud and software, (2) hardware and (3) services—each of which is comprised of a single operating segment. The tabular information below presents financial information, including information on segment revenues and significant segment expenses included within each segment’s measure of profit or loss, that is regularly provided to our CODMs for their review and assists our CODMs with evaluating the company’s performance and allocating company resources.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

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

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses:

	Three Months Ended August 31,
(in millions)	2026	2025
Cloud and software:
Revenues	$17,157	$12,907
Cloud and software expenses	6,235	3,418
Sales and marketing expenses	1,564	1,798
Margin(1)	$9,358	$7,691
Hardware:
Revenues	$774	$670
Hardware expenses	272	169
Sales and marketing expenses	50	54
Margin(1)	$452	$447
Services:
Revenues	$1,414	$1,349
Services expenses	969	1,017
Margin(1)	$445	$332
Totals:
Revenues	$19,345	$14,926
Expenses	9,090	6,456
Margin(1)	$10,255	$8,470

(1)
The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of research and development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not reflect amortization of intangible assets, restructuring and other expenses, stock-based compensation, interest expense or certain other non-operating income, net. Refer to the table below for a reconciliation of our total margin for operating segments to our income before income taxes as reported per our condensed consolidated statements of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

The following table reconciles total margin for operating segments to income before income taxes:

	Three Months Ended August 31,
(in millions)	2026	2025
Total margin for operating segments	$10,255	$8,470
Research and development	(2,401)	(2,491)
General and administrative	(376)	(376)
Amortization of intangible assets	(202)	(420)
Restructuring and other	(94)	(415)
Stock-based compensation for operating segments	(362)	(389)
Expense allocations and other, net	(92)	(102)
Interest expense	(1,428)	(923)
Non-operating income, net	307	73
Income before income taxes	$5,607	$3,427

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

The following table presents a summary of our total revenues by geographic region, which are generally based on the location of our customers:

	Three Months Ended August 31,
(in millions)	2026	2025
Americas	$13,711	$9,662
EMEA(1)	3,726	3,481
Asia Pacific	1,908	1,783
Total revenues	$19,345	$14,926

(1)
Comprises Europe, the Middle East and Africa

The following table presents our cloud revenues by offerings:

	Three Months Ended August 31,
(in millions)	2026	2025
Cloud applications	$4,219	$3,839
Cloud infrastructure	7,388	3,347
Total cloud revenues	$11,607	$7,186

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

The following table presents our software revenues by offerings:

	Three Months Ended August 31,
(in millions)	2026	2025
Software license	$655	$766
Software support	4,895	4,955
Total software revenues	$5,550	$5,721

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

	Three Months Ended August 31,
(in millions, except per share data)	2026	2025
Net income	$4,760	$2,927
Preferred stock dividends	81	—
Net income available to common shareholders	$4,679	$2,927
Weighted-average common shares outstanding	2,966	2,826
Dilutive effect of employee stock plans	34	83
Dilutive weighted-average common shares outstanding	3,000	2,909
Basic earnings per share attributable to common shareholders	$1.58	$1.04
Diluted earnings per share attributable to common shareholders	$1.56	$1.01
Stock awards and shares excluded from calculation(1)	64	2

(1)
Consists of: (1) anti-dilutive restricted stock-based awards and stock options, both of which were service-based, as calculated using the treasury stock method, (2) anti-dilutive Mandatory Convertible Preferred Stock as calculated using the if-converted method and (3) contingently issuable shares pursuant to performance-based stock option arrangements as the performance conditions were not yet met. These excluded stock awards and shares could be dilutive in the future.
11.
LEGAL PROCEEDINGS

Netherlands Privacy Class Action

On August 14, 2020, The Privacy Collective (TPC), a foundation having its registered office in Amsterdam, filed a purported class action lawsuit against Oracle Nederland B.V., Oracle Corporation and Oracle America, Inc. (the Oracle Defendants), Salesforce.com, Inc. and SFDC Netherlands B.V. in the District Court of Amsterdam. TPC alleges that the Oracle Defendants’ Data Management Platform product violates certain articles of the European Union Charter of Fundamental Rights, the General Data Protection Regulation (GDPR) and the Dutch Telecommunications Act (Telecommunicatiewet). TPC claims damages under a number of categories, including: “immaterial damages” (at a fixed amount of €500 per Dutch internet user); “material damages” (in that the costs of loss of control over personal data should be equated to the market value of the personal data for parties like the Oracle Defendants); compensation for losses suffered due to an alleged data breach (at a fixed amount of €100 per Dutch internet user);

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2026

(Unaudited)

and compensation for the costs of the litigation funder (10% to 25% of the compensation awarded); and the (actual) cost of the proceedings and extrajudicial costs.

We filed our defense on March 3, 2021, and on December 29, 2021, the District Court issued a judgment, holding that all of TPC’s claims were deemed inadmissible because of fundamental procedural flaws. TPC filed an appeal with the Court of Appeal in Amsterdam challenging the District Court’s judgment, except for the claims regarding the alleged data breach, which were dropped. On June 18, 2024, the Court of Appeal overturned the District Court’s decision regarding admissibility, thus permitting the case to proceed. The Court of Appeal granted Oracle’s request for an interim appeal to the Supreme Court, and on July 17, 2026, the Supreme Court found that the Court of Appeal had applied the wrong standard for evaluating a class action and remanded the case to the Court of Appeal for further proceedings. On July 27, 2026, Oracle filed and served a Writ of Summons to the Court of Appeal with the first court date being on August 4, 2026 and a submission following referral by the Supreme Court due on September 15, 2026.

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

Securities Class Action Regarding Oracle Cloud Infrastructure

On February 3, 2026, a putative class action, brought by an alleged stockholder of Oracle, was filed in the U.S. District Court for the District of Delaware, and on July 14, 2026, the plaintiff filed an amended class action complaint against us, our Chief Technology Officer, one of our Chief Executive Officers, two other Oracle executives, and one member of the Board. The plaintiff seeks to represent a class of Oracle stockholders, alleging that the defendants made or are responsible for false and misleading statements regarding Oracle’s cloud infrastructure business. The plaintiff seeks a ruling that this case may proceed as a class action and seeks damages, equitable relief, and attorneys’ fees and costs. The defendants must respond to the amended complaint by September 16, 2026. If the defendants move to dismiss the amended complaint, that motion will be fully briefed by December 18, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding our business, strategy, customer demand, products and services, results of operations, financial condition, cash flows, capital expenditures and other future events or results, are forward-looking statements. Words such as “anticipates,” “believes,” “continues,” “could,” “expects,” “future,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the United States (U.S.) Securities and Exchange Commission (the SEC), including in Part I, Item 1A beginning on page 15 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 as well as in other sections of such report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Quarterly Report should be read in conjunction with those filings.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements.

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

We have three businesses: cloud and software; hardware; and services; each of which is comprised of a single operating segment. The descriptions set forth below as a part of this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained within Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provide additional information related to our businesses and operating segments and align to how our chief operating decision makers (CODMs), which are our Chief Executive Officers and Chief Technology Officer, view our operating results and allocate resources.

Cloud and Software Business

Our cloud and software business, which represented 88% of our total revenues on a trailing four-quarter basis, markets, sells and delivers a broad spectrum of enterprise applications and infrastructure technologies through our cloud and software offerings. Revenue streams included in our cloud and software business are:

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

Providing choice and flexibility to our customers as to when and how they deploy Oracle applications and infrastructure technologies are important elements of our corporate strategy. In recent periods, customer demand for our applications and infrastructure technologies delivered through our Oracle Cloud has increased. To address customer demand and enable customer choice, we have certain programs for customers to pivot their applications and infrastructure software licenses and the related software support to the Oracle Cloud for new deployments and to migrate to and expand with the Oracle Cloud for their existing workloads. The proportion of our cloud revenues relative to our total revenues has increased and we expect this trend to continue. Cloud revenues represented 60% and 48% of our total revenues for the three-month periods ended August 31, 2026 and 2025, respectively.

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

Hardware Business

Our hardware business, which represented 4% of our total revenues on a trailing four-quarter basis, provides a broad selection of enterprise hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware offerings, operating systems, virtualization, management and other hardware-related software and related hardware support. Each hardware product and its related software, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a combined performance obligation. The revenues for this combined performance obligation are generally recognized at the point in time that the hardware product and its related software are delivered to the customer and ownership is transferred to the customer. Our hardware support offerings provide customers with unspecified software updates for software components that are essential to the functionality of our hardware products and associated software products. Our hardware support offerings can also include product repairs, maintenance services and technical support services. Hardware support contracts are entered into and renewed at the option of the customer, are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term, which is generally one year. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers, and we also market and sell our hardware products through our direct sales force. We expect to continue to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

Costs associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products generally by third-party manufacturers, warranty and related expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products with eligible support contracts; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel-related and include variable compensation earned by our sales force for the sales of our hardware offerings.

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

Services Business

Our services business, which represented 8% of our total revenues on a trailing four-quarter basis, helps customers and partners maximize the performance of their investments in Oracle applications and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, broad sets of intellectual property and best practices. Our services offerings include consulting services and customer success services. Services revenues are generally recognized over time as the services are performed. The cost of providing our services consists primarily of personnel-related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses. Our services business has lower margins than our cloud and software and hardware businesses. Our services revenues are affected by many factors including our strategy for, and the competitive position of, our services; customer demand for our cloud and software and hardware offerings and the related services that we may market and sell in connection with these offerings; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; tighter controls over customer discretionary spending; and foreign currency rate fluctuations.

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

During the first quarter of fiscal 2027, there were no significant changes to our critical accounting estimates. Refer to “Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for a more complete discussion of our critical accounting estimates.

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

Consistent with our internal management reporting processes, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, restructuring and other expenses, interest expense, non-operating income, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impracticable to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information about our operating segments and a reconciliation of the summations of total segment margin as presented in the discussion below to total income before income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided, and are expected to continue to provide, a significant portion of each of our businesses’ revenues and expenses. As a result, each of our businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2026, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2026 and 2025, our financial statements would reflect reported revenues of $1.17 million in the first quarter of fiscal 2027 (using 1.17 as the applicable average exchange rate for the period) and $1.16 million in the first quarter of fiscal 2026 (using 1.16 as the applicable average exchange rate for the period). The constant currency presentation, however, would translate the results for each of the first quarters of fiscal 2027 and 2026 using the May 31, 2026 exchange rate and indicate, in this example, no change in revenues between the periods compared. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Total Revenues by Geography:
Americas	$13,711	42%	41%	$9,662
EMEA(1)	3,726	7%	7%	3,481
Asia Pacific	1,908	7%	10%	1,783
Total revenues	19,345	30%	30%	14,926
Total Operating Expenses	12,617	18%	19%	10,649
Total Operating Margin	$6,728	57%	57%	$4,277
Total Operating Margin %	35%			29%
% Revenues by Geography:
Americas	71%			65%
EMEA	19%			23%
Asia Pacific	10%			12%
Total Revenues by Business:
Cloud and software	$17,157	33%	33%	$12,907
Hardware	774	15%	16%	670
Services	1,414	5%	5%	1,349
Total revenues	$19,345	30%	30%	$14,926
% Revenues by Business:
Cloud and software	89%			86%
Hardware	4%			5%
Services	7%			9%

(1)
Comprises Europe, the Middle East and Africa

Total revenues increased by $4.4 billion in reported currency in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, due to a $4.3 billion increase in cloud and software revenues, a $104 million increase in hardware revenues and a $65 million increase in services revenues, in each case during the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. The increase in our cloud and software business revenues was due to growth in our cloud revenues as customers purchased our applications and infrastructure technologies and also renewed their related cloud contracts. In constant currency, cloud infrastructure and cloud applications contributed 91% and 9%, respectively, to the growth in cloud revenues in the first quarter of fiscal 2027. In our hardware business, the increase in revenues was primarily due to the growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings, partially offset by the continued emphasis we have placed on the marketing and sale of our growing cloud-based infrastructure technologies. In our services business, the increase in revenues was attributable to an $88 million increase in our consulting services revenues, partially offset by a $23 million decrease in our customer success services revenues. The Americas, the EMEA and the Asia Pacific regions contributed 90%, 6% and 4%, respectively, to the constant currency total revenue growth during the first quarter of fiscal 2027.

Total GAAP operating expenses increased by $2.0 billion in reported currency in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. The increase in GAAP operating expenses in reported currency was primarily due to a $2.8 billion increase in cloud and software expenses primarily due to higher infrastructure expenses and a $103 million increase in hardware expenses, in each case during the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. These increases in GAAP operating expenses in reported currency were partially offset by a $321 million decrease in restructuring and other expenses primarily due to lower restructuring expenses; a $252 million decrease in sales and marketing expenses primarily due to a decrease in employee-related expenses; a $218 million decrease in expenses for the amortization of intangible assets as certain of our assets were fully amortized; a $90 million decrease in research and development expenses; and a $47 million decrease in services expenses.

Our total operating margin and total margin as a percentage of revenues increased in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, due to higher revenues as discussed above.

Supplemental Disclosure Related to Certain Charges

To supplement our condensed consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future.

Our operating results reported pursuant to GAAP included the following items that affected our GAAP net income:

	Three Months Ended August 31,
(in millions)	2026	2025
Amortization of intangible assets(1)	$202	$420
Restructuring and other(2)	94	415
Stock-based compensation, operating segments(3)	362	389
Stock-based compensation, R&D and G&A(3)	765	735
Income tax effects(4)	(344)	(603)
	$1,079	$1,356

(1)
Represents the amortization of intangible assets, all of which were acquired in connection with our acquisitions. As of August 31, 2026, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2027	$529
Fiscal 2028	694
Fiscal 2029	620
Fiscal 2030	582
Fiscal 2031	377
Fiscal 2032	182
Thereafter	43
Total intangible assets, net	$3,027

(2)
Restructuring and other expenses in the first quarter of each of fiscal 2027 and 2026 consist of employee severance costs in connection with the Fiscal 2026 Oracle Restructuring Plan (2026 Restructuring Plan) and certain other operating expenses, net. Additional information regarding certain of our restructuring plans is provided in management’s discussion below under “Restructuring and Other Expenses,” in Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.
(3)
Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2026	2025
Cloud and software	$134	$156
Hardware	6	7
Services	51	49
Sales and marketing	171	177
Stock-based compensation, operating segments	362	389
Research and development	667	647
General and administrative	98	88
Total stock-based compensation	$1,127	$1,124

(4)
For all periods presented, the applicable jurisdictional tax rates were applied to our income before income taxes (after excluding the tax effects of items within the table above such as for stock-based compensation, amortization of intangible assets, restructuring and other expenses, and after excluding the net deferred tax effects associated with a previously recorded income tax benefit that resulted from a partial realignment of our legal entity structure; and for first quarter of fiscal 2026, also after excluding the impact of the U.S. One, Big, Beautiful Bill Act related to the remeasurement of a deferred tax liability), resulted in effective tax rates of 16.9% and 20.5%, instead of 15.1% and 14.6%, for the first quarter of fiscal 2027 and 2026, respectively, which represented our effective tax rate as derived per our condensed consolidated statements of operations.

Cloud and Software Business

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Cloud and Software Revenues:
Americas	$12,433	46%	46%	$8,502
EMEA	3,167	8%	8%	2,942
Asia Pacific	1,557	6%	10%	1,463
Total revenues	17,157	33%	33%	12,907
Expenses:
Cloud and software(1)	6,235	82%	83%	3,418
Sales and marketing(1)	1,564	-13%	-13%	1,798
Total expenses(1)	7,799	50%	49%	5,216
Total Margin	$9,358	22%	22%	$7,691
Total Margin %	55%			60%
% Revenues by Geography:
Americas	73%			66%
EMEA	18%			23%
Asia Pacific	9%			11%
Revenues by Offerings:
Cloud applications	$4,219	10%	10%	$3,839
Cloud infrastructure	7,388	121%	120%	3,347
Software license	655	-15%	-14%	766
Software support	4,895	-1%	-1%	4,955
Total revenues	$17,157	33%	33%	$12,907

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Our cloud and software business’ total revenues increased by $4.3 billion in reported currency in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026 due to an increase in cloud revenues as customers purchased our applications and infrastructure technologies and renewed their related cloud contracts. Excluding the unfavorable impact of currency rate fluctuations of less than 1% in the first quarter of fiscal 2027, cloud infrastructure and cloud applications contributed 91% and 9%, respectively, to the constant currency growth in cloud revenues in the first quarter of fiscal 2027. The Americas, the EMEA and the Asia Pacific regions contributed 91%, 6% and 3%, respectively, to the constant currency revenue growth for this business during the first quarter of fiscal 2027.

Our cloud and software business’ total expenses increased by $2.6 billion in reported currency in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. Excluding the unfavorable effects of currency rate fluctuations of 1% in the first quarter of fiscal 2027, the constant currency increase in expenses was primarily due to a $2.8 billion increase in infrastructure expenses, partially offset by a $240 million decrease in sales and marketing expenses in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. Our cloud and software expenses have grown in recent periods, and we expect this trend to continue during fiscal 2027 and in the next few fiscal years as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand.

Excluding the effects of currency rate fluctuations, our cloud and software business’ total margin increased in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, due to increases in total revenues for this business as discussed above. Total margin as a percentage of revenues in constant currency decreased in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, due to an increase in cloud and software business’ total expenses driven by higher infrastructure expenses to support growth in our cloud infrastructure offering.

Hardware Business

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Hardware Revenues:
Americas	$367	17%	16%	$315
EMEA	212	5%	5%	202
Asia Pacific	195	27%	31%	153
Total revenues	774	15%	16%	670
Expenses:
Hardware(1)	272	62%	61%	169
Sales and marketing(1)	50	-9%	-9%	54
Total expenses(1)	322	44%	44%	223
Total Margin	$452	1%	2%	$447
Total Margin %	58%			67%
% Revenues by Geography:
Americas	48%			47%
EMEA	27%			30%
Asia Pacific	25%			23%

(1)
Excludes stock-based compensation and certain expense allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total hardware revenues increased by $104 million in reported currency in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. Excluding the unfavorable impact of currency rate fluctuations of 1% in the first quarter of fiscal 2027, the increase in hardware revenues was primarily due to the growth in revenues from our Oracle Exadata and certain other strategic hardware product offerings, partially offset by the continued emphasis we have placed on the marketing and sale of our growing cloud-based infrastructure technologies. The Americas, the EMEA and the Asia Pacific regions contributed 47%, 10% and 43%, respectively, to the constant currency revenue growth for this business during the first quarter of fiscal 2027.

Total hardware expenses increased by $99 million in reported currency in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. Excluding the unfavorable currency rate fluctuations effect of less than 1% in the first quarter of fiscal 2027, the constant currency increase in hardware expenses during the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026 was primarily due to a $103 million increase in hardware product and support costs.

In constant currency, our hardware business’ total margin increased in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, due to higher total revenues for this business as described above. In constant currency, total margin as a percentage of revenues decreased in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, due to higher total expenses for this business as described above.

Services Business

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Services Revenues:
Americas	$911	8%	7%	$845
EMEA	347	3%	3%	337
Asia Pacific	156	-6%	-3%	167
Total revenues	1,414	5%	5%	1,349
Total Expenses(1)	969	-5%	-5%	1,017
Total Margin	$445	34%	34%	$332
Total Margin %	31%			25%
% Revenues by Geography:
Americas	64%			63%
EMEA	25%			25%
Asia Pacific	11%			12%

(1)
Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Total services revenues increased by $65 million in reported currency in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. The increase in services revenues in reported currency was due to an $88 million increase in our consulting services revenues, partially offset by a $23 million decrease in our customer success services revenues in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. Excluding the unfavorable impact of currency rate fluctuations of less than 1% in the first quarter of fiscal 2027, the constant currency increase in services revenues in the Americas and the EMEA regions was partially offset by a constant currency decrease in services revenues in the Asia Pacific region.

Total services expenses decreased by $48 million in reported currency in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. Excluding the favorable effects of currency rate fluctuations of less than 1% in the first quarter of fiscal 2027, the constant currency decrease in services expenses was primarily due to a $107 million decrease in employee-related expenses, partially offset by a $28 million increase in bad debt expenses and a $27 million increase in external contractor expenses, in each case during the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026.

In constant currency, our services business’ total margin and total margin as a percentage of revenues increased in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, due to higher total revenues and lower total expenses for this business as described above.

Research and Development Expenses: Research and development expenses consist primarily of personnel-related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Research and development(1)	$1,734	-6%	-5%	$1,844
Stock-based compensation	667	3%	3%	647
Total expenses	$2,401	-4%	-3%	$2,491
% of Total Revenues	12%			17%

(1)
Excluding stock-based compensation

Total research and development expenses decreased by $90 million in reported currency in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. Excluding the favorable effects of currency rate fluctuations of 1% in the first quarter of fiscal 2027, the constant currency decrease in research and development expenses was primarily due to a $145 million decrease in employee-related expenses, partially offset by a $92 million increase in computer equipment expenses, in each case in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel-related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
General and administrative(1)	$278	-4%	-3%	$288
Stock-based compensation	98	11%	11%	88
Total expenses	$376	0%	0%	$376
% of Total Revenues	2%			2%

(1)
Excluding stock-based compensation

Total general and administrative expenses remained flat in both reported and constant currency in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026.

Amortization of Intangible Assets: Substantially all our intangible assets were acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances. Refer to Note 5 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for additional information regarding our intangible assets and related amortization.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Cloud and software agreements and related relationships	$133	-10%	-10%	$149
Developed technology	32	-79%	-79%	154
Other	37	-69%	-69%	117
Total amortization of intangible assets	$202	-52%	-52%	$420

Amortization of intangible assets decreased by $218 million in reported currency in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Restructuring and Other Expenses: Restructuring and other expenses consist of restructuring expenses for employee severance costs, contract termination costs and certain other exit costs to improve our cost structure prospectively resulting from the execution of management-approved restructuring plans that were developed for certain strategic initiatives and/or to improve operational efficiencies; and other operating expenses, net. For additional information regarding our restructuring plans, see Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Restructuring	$165	-59%	-58%	$402
Other, net	(71)	*	*	13
Total restructuring and other expenses	$94	-77%	-77%	$415

*	Not meaningful

Restructuring and other expenses decreased by $321 million in reported currency in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, due to a $237 million decrease in restructuring expenses and an $84 million decrease in other operating expenses, net, which was primarily related to insurance receipts related to a legal matter, in each case in the first quarter of fiscal 2027 relative to the first quarter of fiscal 2026. Restructuring activities in the first quarter of each of fiscal 2027 and 2026 primarily related to the 2026 Restructuring Plan that our management approved, committed to and initiated during fiscal 2026 to implement certain strategic measures and further improve operational efficiencies, including through the adoption and integration of artificial intelligence technologies across certain functions and other operational activities.

Certain of the cost savings realized pursuant to the 2026 Restructuring Plan initiatives were offset by investments in resources and geographies that we believe better address the development, marketing, sale and delivery of our cloud-based offerings, including investments in the development and delivery of our second-generation cloud infrastructure. We expect to incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Interest expense	$1,428	55%	55%	$923

Interest expense increased in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, primarily due to higher average borrowings from the issuances of $43.0 billion of senior notes in fiscal 2026, partially offset by lower interest expense due to scheduled repayments of $8.1 billion of debt made during the first quarter of fiscal 2027 and full year of fiscal 2026.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Interest income	$306	197%	198%	$103
Foreign currency losses, net	(16)	-48%	-54%	(31)
Noncontrolling interests in income	(53)	13%	13%	(47)
Gains (losses) from marketable and non-marketable investments, net	53	*	*	(52)
Other income, net	17	-83%	-83%	100
Total non-operating income, net	$307	323%	331%	$73

*	Not meaningful

Our non-operating income, net increased by $234 million in reported currency in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, primarily due to a $203 million increase in interest income and a $105 million increase in gain from investments, net, partially offset by an $83 million decrease in other income, net, primarily due to lower gains associated with an investment portfolio that we held for our employee deferred compensation plan, and for which an equal and offsetting amount was recorded to our operating expenses during the same period.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2026	Actual	Constant	2025
Provision for income taxes	$847	69%	69%	$500
Effective tax rate	15.1%			14.6%

Provision for income taxes increased in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, primarily related to a decrease in tax benefits related to stock-based compensation of $1.1 billion, higher income before provision for income taxes of $318 million and an unfavorable jurisdictional mix of earnings of $120 million, partially offset by the absence of an unfavorable impact of $958 million from the enactment of the U.S. One, Big, Beautiful Bill Act, which was signed into law on July 4, 2025 that required a remeasurement of a deferred tax liability previously recorded during fiscal 2021 as part of the partial realignment of our legal entity structure and net changes in our unrecognized tax benefits due to settlements with tax authorities and other events of $241 million.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2026	Change	May 31, 2026
Working capital	$8,116	69%	$4,803
Cash, cash equivalents and marketable securities	$37,077	16%	$31,894

Working capital: The increase in working capital as of August 31, 2026 in comparison to May 31, 2026 was primarily due to favorable impacts from net income; $19.9 billion of cash proceeds from the issuance of common stock via the ATM Program (defined below under Recent Financing Activities), net of issuance costs; and $11.4 billion of customer prepayments with a significant financing component, partially offset by $28.5 billion of cash used for capital expenditures; $4.6 billion of long-term borrowings that were reclassified to current liabilities; and $1.6 billion of cash used to pay dividends to our preferred and common stockholders, in each case during the first quarter of fiscal 2027. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits held at major banks, money market funds and other securities with original maturities of 90 days or less. Marketable securities consist primarily of time deposits with original maturities at the time of purchase greater than 90 days. The increase in cash, cash equivalents and marketable securities as of August 31, 2026 in comparison to May 31, 2026 was primarily due to $23.1 billion of cash inflows from our operations, which includes $11.4 billion of customer prepayments with a significant financing component; and $19.9 billion of cash proceeds from the issuance of common stock via the ATM Program, net of issuance costs, partially offset by $28.5 billion of cash used for capital expenditures; $3.1 billion of cash used for scheduled repayments of debt; $2.6 billion of restricted cash that was reclassed to prepaid expenses and other current assets; $1.6 billion of cash used to pay dividends to our common and preferred stockholders; $1.1 billion of cash used for repayment of commercial paper; $830 million of cash outflows for short-term financing related to capital expenditures, net; and $242 million of cash outflows for other financing activities, net, in each case during the first quarter of fiscal 2027. Our cash and cash equivalents may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

	Three Months Ended August 31,
(Dollars in millions)	2026	Change	2025
Net cash provided by operating activities	$23,103	184%	$8,140
Net cash used for investing activities	$(28,580)	228%	$(8,718)
Net cash provided by financing activities	$13,111	*	$210

*	Not meaningful

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

Net cash provided by operating activities increased by $15.0 billion in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, primarily due to higher net income adjusted for certain non-cash charges and higher cash favorable working capital changes, net, which includes $11.4 billion cash inflows from customer prepayments with a significant financing component.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to our investments in capital assets to support the growth in our cloud and software business and purchases, maturities and sales of our investments in marketable securities and other instruments.

Net cash used for investing activities increased by $19.9 billion in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, primarily due to a $20.0 billion increase in capital expenditures.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, issuance of other financing or equity instruments, dividend payments, and net proceeds related to employee stock programs.

Net cash provided by financing activities increased by $12.9 billion in the first quarter of fiscal 2027, relative to the first quarter of fiscal 2026, primarily due to net proceeds from the issuance of common stock via the ATM Program of $19.9 billion, partially offset by higher repayments of borrowings of $2.9 billion; higher net repayments of short-term financing related to capital expenditures of $2.8 billion; lower net cash proceeds from our employee stock programs of $1.1 billion; and higher dividend payments of $152 million.

Free cash flow: To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows to analyze cash flows generated from our operations. We believe that free cash flow is also useful as one of the bases for comparing our performance with that of our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flow as follows:

	Three Months Ended August 31,
(Dollars in millions)	2026	Change	2025
Net cash provided by operating activities	$23,103	184%	$8,140
Capital expenditures	(28,499)	235%	(8,502)
Free cash flow	$(5,396)	*	$(362)
Net income	$4,760		$2,927
Net cash provided by operating activities as a percent of net income	485%		278%

*	Not meaningful

Recent Financing Activities:

Common Stock: On February 2, 2026, we entered into an equity distribution agreement with certain sales agents party thereto, as amended on June 23, 2026, pursuant to which we may sell shares of our common stock having aggregate sales proceeds of up to $20 billion from time to time through an “at-the-market” offering program (the

ATM Program). During the first quarter ended August 31, 2026, we fully utilized the ATM Program and issued approximately 141 million shares of common stock under the ATM Program for net proceeds of $19.9 billion.

Contractual Obligations: During the first quarter of fiscal 2027, we entered into certain significant leases for data centers and other contractual commitments. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for more information about our contractual obligations. Our unconditional obligations reported in Note 6 to Condensed Consolidated Financial Statements include certain minimum purchase commitment contracts. We expect to consume the products and services subject to these commitments in the normal course of business. Further, in the event that we do not expect to consume all of the products we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess products in the open market.

Capital Expenditures: Cash used for capital expenditures increased from $8.5 billion in the first quarter of fiscal 2026 to $28.5 billion in the first quarter of fiscal 2027 primarily due to the expansion of our data centers. We expect our capital expenditures in fiscal 2027 to be higher than fiscal 2026 as we increase our existing data center capacity and establish data centers in new geographic locations in order to meet current and expected customer demand for our cloud offerings.

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

Remaining Performance Obligations from Contracts with Customers

Remaining performance obligations were $664 billion and $455 billion as of August 31, 2026 and 2025, respectively. The increase in remaining performance obligations as of August 31, 2026 in comparison to August 31, 2025 was primarily attributable to certain significant cloud contracts that were entered into during the period. For more information about our remaining performance obligations, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2027. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for a more complete discussion of the market risks we encounter.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2026, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. There was no stock repurchase activity for the three months ended August 31, 2026.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of Oracle stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended August 31, 2026, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K under Exchange Act):

•
Lawrence J. Ellison, our Executive Chair of the Board of Directors and Chief Technology Officer, adopted a new trading plan on June 22, 2026. Mr. Ellison’s plan is scheduled to terminate on October 24, 2026, subject to early termination for certain specified events set forth in the plan. The trading plan is intended to permit Mr. Ellison to sell up to 50 million shares of Oracle common stock.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Oracle’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangement will be disclosed publicly in future Section 16 filings with the SEC.

Item 6. Exhibits

Exhibit No.		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	11/17/23	Oracle Corporation

10.07*‡	Oracle Corporation Amended and Restated Executive Bonus Plan, as amended and restated as of August 24, 2026

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of August 31, 2026 and May 31, 2026, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2026 and 2025 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, formatted in Inline XBRL and included in Exhibit 101

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 11, 2026	By:	/s/ Hilary Maxson
Hilary Maxson Chief Financial Officer (Principal Financial Officer)

Date: September 11, 2026	By:	/s/ Maria Smith
Maria Smith
Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)